Form 10-Q
period 2011-03-31
ALLERGAN INC
filed 2011-05-06
CIK 850693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, there were 307,511,888 shares of common stock outstanding (including 2,729,091 shares held in treasury).

ALLERGAN, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	Three months ended
	March 31, 2011	March 31, 2010
Revenues:
Product net sales	$1,252.8	$1,105.8
Other revenues	18.4	48.9

Total revenues	1,271.2	1,154.7

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	183.3	170.2
Selling, general and administrative	589.5	473.8
Research and development	197.7	222.7
Amortization of acquired intangible assets	32.5	37.1
Intangible asset impairment	16.1	—
Restructuring charges	4.6	0.6

Operating income	247.5	250.3

Non-operating income (expense):
Interest income	2.3	1.3
Interest expense	(24.7)	(16.6)
Other, net	(9.9)	(3.0)

	(32.3)	(18.3)

Earnings before income taxes	215.2	232.0
Provision for income taxes	56.4	63.0

Net earnings	158.8	169.0
Net earnings attributable to noncontrolling interest	0.5	1.1

Net earnings attributable to Allergan, Inc.	$158.3	$167.9

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.52	$0.55

Diluted	$0.51	$0.55

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,	December 31,
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and equivalents	$2,530.8	$1,991.2
Short-term investments	249.7	749.1
Trade receivables, net	671.6	647.3
Inventories	239.2	229.4
Other current assets	393.1	376.7

Total current assets	4,084.4	3,993.7
Investments and other assets	258.5	261.4
Deferred tax assets	242.6	217.8
Property, plant and equipment, net	788.5	800.6
Goodwill	2,045.3	2,038.6
Intangibles, net	951.4	996.0

Total assets	$8,370.7	$8,308.1

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$36.3	$28.1
Convertible notes	648.9	642.5
Accounts payable	200.5	222.5
Accrued compensation	118.8	182.4
Other accrued expenses	471.1	436.8
Income taxes	—	16.1

Total current liabilities	1,475.6	1,528.4
Long-term debt	1,529.5	1,534.2
Other liabilities	477.5	464.4
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of March 31, 2011 and December 31, 2010	3.1	3.1
Additional paid-in capital	2,828.8	2,815.5
Accumulated other comprehensive loss	(131.6)	(152.9)
Retained earnings	2,342.3	2,225.9

	5,042.6	4,891.6
Less treasury stock, at cost (2,492,000 shares as of March 31, 2011 and 1,987,000 shares as of December 31, 2010)	(176.9)	(133.9)

Total stockholders’ equity	4,865.7	4,757.7
Noncontrolling interest	22.4	23.4

Total equity	4,888.1	4,781.1

Total liabilities and equity	$8,370.7	$8,308.1

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net earnings	$158.8	$169.0
Non-cash items included in net earnings:
Depreciation and amortization	63.4	66.3
Amortization of original issue discount and debt issuance costs	7.5	6.9
Amortization of net realized gain on interest rate swap	(0.3)	(0.3)
Deferred income tax benefit	(26.6)	(12.1)
(Gain) loss on disposal and impairment of assets	(1.5)	0.4
Unrealized loss on derivative instruments	6.9	0.7
Expense of share-based compensation plans	20.8	18.2
Intangible asset impairment	16.1	—
Restructuring charges	4.6	0.6
Changes in operating assets and liabilities:
Trade receivables	(14.2)	11.6
Inventories	(6.7)	(3.1)
Other current assets	(4.7)	(22.9)
Other non-current assets	(5.4)	(2.7)
Accounts payable	(21.6)	34.1
Accrued expenses	(53.7)	(59.3)
Income taxes	(16.1)	(21.8)
Other liabilities	10.9	(12.3)

Net cash provided by operating activities	138.2	173.3

Cash flows from investing activities:
Purchases of short-term investments	(149.9)	—
Acquisition, net of cash acquired	—	(63.7)
Additions to property, plant and equipment	(17.1)	(12.5)
Additions to capitalized software	(3.3)	(2.9)
Contractual purchase price adjustment to prior acquisition	—	(1.7)
Proceeds from maturities of short-term investments	649.3	—
Proceeds from sale of property, plant and equipment	0.2	—

Net cash provided by (used in) investing activities	479.2	(80.8)

Cash flows from financing activities:
Dividends to stockholders	(15.3)	(15.1)
Payments to acquire treasury stock	(162.9)	(59.6)
Payment of contingent consideration	(2.9)	—
Net borrowings (repayments) of notes payable	8.2	(3.5)
Sale of stock to employees	80.4	36.0
Excess tax benefits from share-based compensation	4.6	—

Net cash used in financing activities	(87.9)	(42.2)

Effect of exchange rate changes on cash and equivalents	10.1	(7.7)

Net increase in cash and equivalents	539.6	42.6
Cash and equivalents at beginning of period	1,991.2	1,947.1

Cash and equivalents at end of period	$2,530.8	$1,989.7

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$11.9	$1.2

Income taxes, net of refunds	$93.2	$104.6

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010.  The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other period(s).

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Recently Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting standards update that provides guidance on the recognition and classification of the annual fee imposed by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act on pharmaceutical companies that sell branded prescription drugs or biologics to specified government programs in the United States.  Under this guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying sale with a corresponding deferred cost that is amortized to operating expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year in which it is payable.  The annual fee ranges from $2.5 billion to $4.1 billion for all affected entities in total, a portion of which will be allocated to the Company on the basis of the amount of its branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period.  The annual fee is not deductible for federal income tax purposes.  This guidance became effective for calendar years beginning after December 31, 2010.  The Company adopted the provisions of the guidance in the first quarter of 2011 and currently estimates the annual fee for 2011 to be approximately $20.4 million.

In December 2010, the FASB issued an accounting standards update that requires an entity to perform Step 2 of the goodwill impairment test for its reporting units with a zero or a negative carrying amount if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists.  This guidance became effective for fiscal years beginning after December 15, 2010 and was applied as a change in accounting principle with any impairment recorded as a cumulative-effect adjustment to beginning retained earnings.  The Company adopted the provisions of the guidance in the first quarter of 2011.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued an accounting standards update that requires an entity to disclose pro forma revenue and earnings of the combined entity for both the year in which a business combination occurred and the prior year as if the business combination had occurred as of the beginning of prior year only.  This guidance became effective prospectively for business combinations occurring in fiscal years beginning after December 15, 2010.  The Company adopted the provisions of the guidance in the first quarter of 2011.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements.  This guidance allows an entity to make an accounting policy election to recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  This guidance became effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted.  The Company made an accounting policy election to apply the guidance prospectively beginning in the first quarter of 2011 to recognize revenue in its entirety in the period in which a substantive milestone is achieved.  The adoption did not have a material impact on the Company’s consolidated financial statements.  As of March 31, 2011, the Company has potential future milestone receipts of approximately $473.0 million for the achievement of development, regulatory, and sales milestones in connection with certain collaboration agreements, including $373.0 million related to a development and commercialization agreement that the Company entered into in 2010 with Bristol-Myers Squibb Company that granted Bristol-Myers Squibb Company exclusive worldwide rights to develop, manufacture and commercialize an investigational drug for neuropathic pain.  Due to the challenges associated with developing and obtaining

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved.  The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment in the period it is received.

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables.  This guidance became effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted the provisions of the guidance in the first quarter of 2011.  The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In conjunction with the termination of the existing distributor agreement, the Company paid $33.0 million, including a termination fee and related taxes, which is included in selling, general and administrative (SG&A) expenses in the third quarter of 2010.  The purchase of the commercial assets was accounted for as a business combination.  In connection with the purchase of the assets, the Company paid $6.1 million and is required to pay additional contingent consideration based on specified percentages of revenue in Turkey over the next five years.  The estimated fair value of the contingent consideration as of the acquisition date was $36.7 million.  The Company recognized goodwill of $31.5 million and intangible assets of $11.3 million based on their estimated fair values at the purchase date.  No liabilities were assumed in connection with the purchase.  In the first quarter of 2011, the Company made a contingent consideration payment of $2.9 million.  As of March 31, 2011, the total estimated fair value of the contingent consideration was $41.6 million, the majority of which was included in “Other liabilities.”

Serica Acquisition

On January 15, 2010, the Company completed the acquisition of Serica Technologies, Inc. (Serica), a development stage medical device company based in the United States focused on developing biodegradable silk-based scaffolds for use in tissue regeneration for breast reconstruction, for an aggregate purchase price of approximately $63.7 million, net of cash acquired.  In connection with the acquisition, the Company acquired assets with a fair value of $96.0 million and assumed liabilities of $32.3 million.  The acquisition was funded from the Company’s cash and equivalents balances.  The Serica acquisition provides the Company with an approved technology that has potential future application in breast augmentation, revision surgeries, as well as potential bariatric applications.

Collaborations

In March 2010, the Company and Serenity Pharmaceuticals, LLC (Serenity) entered into an agreement for the license, development and commercialization of a Phase III investigational drug currently in clinical development for the treatment of nocturia, a common urological disorder in adults characterized by frequent urination at night time.  Under the terms of the agreement, the Company receives exclusive worldwide rights to develop, manufacture and commercialize the investigational drug for all potential indications except Primary Nocturnal Enuresis (pediatric bedwetting).  In conjunction with the agreement, the Company made an upfront payment to Serenity of $43.0 million in 2010.  The terms of the agreement also include potential future development and regulatory milestone payments to Serenity of up to $122.0 million, as well as potential future sales milestone and royalty payments.  Because the technology has not yet achieved regulatory approval, the Company recorded the upfront payment of $43.0 million as research and development (R&D) expense in the first quarter of 2010.

In December 2010, the Company and Serenity executed a letter agreement which specified certain terms and conditions governing additional development activities for a new Phase III trial which were not set forth in the original agreement.  Under the letter agreement, the Company has agreed to share 50% of the cost of additional development activities.  The execution of the letter agreement was a reconsideration event for the Company’s variable interest in the collaboration

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement with Serenity, and since the Company is providing a significant amount of the funding for the new Phase III trial, it determined that Serenity had become a variable interest entity (VIE).  However, the Company determined that it is not the primary beneficiary of the VIE because it does not possess the power to direct Serenity’s research and development activities, which are the activities that most significantly impact Serenity’s economic performance.  The Company’s maximum exposure to loss is the upfront payment of $43.0 million made to Serenity and any shared costs of additional development activities.

On January 28, 2011, the Company entered into a collaboration agreement and a co-promotion agreement with MAP Pharmaceuticals, Inc. (MAP) for the exclusive development and commercialization by the Company and MAP of Levadex™ within the United States to certain headache specialist physicians for the treatment of acute migraine in adults, migraine in adolescents and other indications that may be approved by the parties.  Levadex™ is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine delivered using MAP’s proprietary Tempo® delivery system, which has completed Phase III clinical development for the treatment of acute migraine in adults.  MAP currently intends to submit its New Drug Application for Levadex™ to the United States Food and Drug Administration in the first half of 2011.  Under the terms of the agreements, the Company made a $60.0 million upfront payment to MAP in February 2011, which was recorded as SG&A expense in the first quarter of 2011.  The upfront payment was expensed because Levadex™ has not yet achieved regulatory approval.  The terms of the agreements also include up to $97.0 million in additional payments to MAP upon MAP meeting certain development and regulatory milestones.

Note 3: Restructuring Charges and Integration Costs

Discontinued Development of EasyBand™

In March 2011, the Company decided to discontinue development of the EasyBand™ Remote Adjustable Gastric Band System (EasyBand™), a technology that the Company acquired in connection with its 2007 acquisition of EndoArt SA, and close the related research and development facility in Switzerland.

As a result of discontinuing the development of EasyBand™ and the closure of the related research and development facility, in the first quarter of 2011 the Company recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology, fixed asset impairment charges of $2.3 million and a gain of $9.4 million from the substantially complete liquidation of the Company’s investment in a foreign subsidiary.  In addition, the Company recorded $4.6 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.5 million of contract termination costs and $0.1 million of other related costs.

Other Restructuring Activities and Integration Costs

The Company did not incur any other restructuring charges during the three month period ended March 31, 2011.

Included in the three month period ended March 31, 2010 are $0.1 million of restructuring charges primarily for employee severance and other one-time termination benefits related to the Company’s fiscal year 2009 restructuring plan, $0.4 million of restructuring charges primarily for employee severance related to the Serica acquisition and $0.1 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations.

Included in the three month period ended March 31, 2011 are $0.6 million of SG&A expenses related to transaction costs associated with the collaboration and co-promotion agreements with MAP, $0.2 million of SG&A expenses related to integration and transaction costs associated with the purchase of the Company’s distributor’s business related to the Company’s products in Turkey and $0.2 million of SG&A expenses related to transaction costs associated with the announced purchase of the Company’s distributor’s business related to the Company’s products in South Africa.

Included in the three month period ended March 31, 2010 are $0.5 million of SG&A expenses related to integration and transaction costs associated with the Serica acquisition, $0.2 million of SG&A expenses related to transaction costs associated with the purchase of the Company’s distributor’s business related to the Company’s products in Turkey and $0.3 million of SG&A expenses related to transaction costs associated with the license, development and commercialization agreement with Serenity.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4: Intangibles and Goodwill

Intangibles

At March 31, 2011 and December 31, 2010, the components of intangibles and certain other related information were as follows:

	March 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,117.5	$(372.5)	13.4	$1,129.6	$(353.2)	13.4
Customer relationships	42.3	(42.3)	3.1	42.3	(42.3)	3.1
Licensing	185.7	(121.8)	9.3	185.6	(116.7)	9.3
Trademarks	27.6	(25.4)	6.3	27.4	(24.2)	6.3
Core technology	184.9	(63.6)	15.2	189.6	(61.5)	15.2
Other	17.2	(2.5)	9.0	17.0	(1.9)	9.1

	1,575.2	(628.1)	12.7	1,591.5	(599.8)	12.7
Unamortizable Intangible Assets:
In-process research and development	4.3	—		4.3	—

	$1,579.5	$(628.1)		$1,595.8	$(599.8)

Developed technology consists primarily of current product offerings, primarily breast aesthetics products, obesity intervention products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing.  Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Company’s 2006 acquisition of Inamed Corporation (Inamed), primarily in the breast implant market in the United States.  Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing.  Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc.  Other intangible assets consist primarily of acquired product registration rights, distributor relationships, government permits and non-compete agreements.  The in-process research and development asset consists of a dermal filler technology that has not yet achieved regulatory approval acquired in connection with the Company’s 2010 acquisition of Serica.

In the first quarter of 2011, the Company recorded a pre-tax charge of $16.1 million related to the impairment of the developed technology and core technology associated with EasyBand™ as a result of the discontinued development of the technology.

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three month periods ended March 31, 2011 and 2010, respectively:

	Three months ended
	March 31, 2011	March 31, 2010
	(in millions)
Developed technology	$22.6	$26.6
Customer relationships	—	0.3
Licensing	5.1	5.8
Trademarks	1.1	1.1
Core technology	3.2	3.1
Other	0.5	0.2

	$32.5	$37.1

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Estimated amortization expense is $126.1 million for 2011, $120.3 million for 2012, $106.1 million for 2013, $101.1 million for 2014 and $96.0 million for 2015.

Goodwill

Changes in the carrying amount of goodwill by operating segment through March 31, 2011 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2010	$106.4	$1,932.2	$2,038.6
Foreign exchange translation effects	0.7	6.0	6.7

Balance at March 31, 2011	$107.1	$1,938.2	$2,045.3

Note 5: Inventories

Components of inventories were:

	March 31, 2011	December 31, 2010
	(in millions)
Finished products	$155.0	$148.2
Work in process	26.9	41.1
Raw materials	57.3	40.1

Total	$239.2	$229.4

At March 31, 2011 and December 31, 2010, approximately $6.9 million and $6.4 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide.  The value and quantity at any one location are not significant.

Note 6: Convertible Notes

In 2006, the Company issued its 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes) for an aggregate principal amount of $750.0 million.  The 2026 Convertible Notes are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum.  The 2026 Convertible Notes mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders.  In the first quarter of 2009, the Company paid $98.3 million to repurchase $100.3 million principal amount of the 2026 Convertible Notes with a carrying value of $92.3 million and a calculated fair value of approximately $97.0 million.  The Company separately measures and accounts for the liability and equity components of the 2026 Convertible Notes.  As of March 31, 2011, the carrying value of the liability component is $648.9 million with an effective interest rate of 5.59%.  The difference between the carrying value of the liability component and the outstanding principal amount of the 2026 Convertible Notes of $649.7 million is recorded as debt discount and is being amortized to interest expense through the first note holder put date in April 2011.

The 2026 Convertible Notes become convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate of 15.7904 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes if the Company’s stock price reaches certain specified thresholds or the Company calls the 2026 Convertible Notes for redemption.  The Company is permitted to redeem the 2026 Convertible Notes at the principal amount plus accrued interest at any time on or after April 5, 2011.

On March 8, 2011, the Company announced its intention to redeem the 2026 Convertible Notes at the principal amount plus accrued interest on April 5, 2011.  Under the terms of the 2026 Convertible Notes, note holders became able to surrender their notes for conversion upon the issuance of the Company’s notice of redemption.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7: Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, R&D tax credits available in the United States, California and other foreign jurisdictions and deductions available in the United States for domestic production activities.  The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.  The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers.

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized.  When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.  The valuation allowance against deferred tax assets was $23.8 million and $4.3 million as of March 31, 2011 and December 31, 2010, respectively. The increase in the valuation allowance was primarily due to a corresponding increase in a deferred tax asset that the Company determined required a valuation allowance.

The total amount of unrecognized tax benefits was $37.4 million and $32.5 million as of March 31, 2011 and December 31, 2010, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $32.5 million and $27.5 million as of March 31, 2011 and December 31, 2010, respectively.  The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $8.0 million to $10.0 million due to the settlement of income tax audits in the United States and certain foreign jurisdictions.

Total interest accrued related to uncertainty in income taxes included in the Company’s unaudited condensed consolidated balance sheet was $8.6 million and $8.1 million as of March 31, 2011 and December 31, 2010, respectively.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three month periods ended March 31, 2011 and 2010, share-based compensation expense was as follows:

	Three months ended
	March 31, 2011	March 31, 2010
	(in millions)
Cost of sales	$1.5	$1.1
Selling, general and administrative	13.6	12.9
Research and development	5.7	4.2

Pre-tax share-based compensation expense	20.8	18.2
Income tax benefit	7.4	5.6

Net share-based compensation expense	$13.4	$12.6

As of March 31, 2011, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $215.9 million, which is expected to be recognized over the next 48 months (38 months on a weighted-average basis).  The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of March 31, 2011.

Note 9: Employee Retirement and Other Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees.  In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Components of net periodic benefit cost for the three month periods ended March 31, 2011 and 2010, respectively, were as follows:

	Three months ended
	Pension Benefits		Other Postretirement Benefits
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(in millions)		(in millions)
Service cost	$6.0	$5.1	$0.6	$0.6
Interest cost	10.7	9.8	0.8	0.8
Expected return on plan assets	(11.1)	(11.6)	—	—
Amortization of prior service costs	—	—	(0.1)	(0.1)
Recognized net actuarial losses	4.3	2.5	0.2	0.3

Net periodic benefit cost	$9.9	$5.8	$1.5	$1.6

In 2011, the Company expects to pay contributions of between $35.0 million and $45.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 10: Legal Proceedings

The following supplements and amends the discussion set forth in Note 13 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Clayworth v. Allergan, et al.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda.  The complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada.  The complaint sought damages, equitable relief, attorneys’ fees and costs.  In January 2007, the superior court entered a notice of entry of judgment of dismissal against the plaintiffs, dismissing the plaintiffs’ complaint.  On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California.  In April 2007, the plaintiffs filed an opening brief with the court of appeal.  The defendants filed their joint opposition in July 2007, and the plaintiffs filed their reply in August 2007.  In May 2008, the court of appeal heard oral arguments and took the matter under submission.  In July 2008, the court of appeal affirmed the superior court’s ruling, granting the Company’s motion for summary judgment.  In August 2008, the plaintiffs filed a petition for rehearing with the court of appeal, which the court denied.  In September 2008, the plaintiffs filed a petition for review with the

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supreme Court of the State of California, which the supreme court granted in November 2008.  In February 2009, the plaintiffs filed their opening brief on the merits with the supreme court and defendants filed their answer brief in May 2009.  In June 2009, the plaintiffs filed their reply brief on the merits with the supreme court.  In May 2010, the supreme court heard oral arguments.  In July 2010, the supreme court reversed the court of appeal’s judgment and remanded the case to the superior court for further proceedings.  In October 2010, plaintiffs filed a challenge to the assignment of this matter to the presiding judge alleging a conflict of interest.  In November 2010, plaintiffs’ challenge was denied.  In December 2010, plaintiffs filed a petition for writ of mandate in the Court of Appeal of the State of California seeking to overturn the order denying their challenge.  In December 2010, the court of appeal denied the petition.  In December 2010, plaintiffs filed a petition for review with the Supreme Court of the State of California.  In January 2011, the court set trial for August 1, 2011.  In February 2011, the supreme court denied plaintiffs’ petition for review.  In March 2011, the court entered judgment in favor of defendants pursuant to orders granting motions for summary judgment.  In April 2011, plaintiffs filed a notice of appeal to the Court of Appeal of the State of California.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange.  The complaint makes allegations against the Company relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs.  In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice.  In October 2009, the Company filed a motion for summary judgment against plaintiff Spears, which the court denied in December 2009.  The trial related to plaintiff Spears began in January 2010.  In March 2010, the jury returned a verdict in the Company’s favor and the court entered a judgment on the special verdict.  In April 2010, plaintiff Spears filed a motion for a new trial which the court denied in May 2010.  In June 2010, the Company and plaintiff Spears entered into a settlement agreement under which the Company agreed to waive costs in exchange for plaintiff Spears agreeing not to appeal the judgment.  In September 2010, the trial related to plaintiff Bryant began and the Company subsequently entered into a settlement agreement with plaintiff Bryant.  In April 2011, the court set the trial related to plaintiff Doolittle for November 7, 2011 or, in the alternative, for January 17, 2012.

Government Investigations

In June 2010, the Company received service of process of a Subpoena from the U.S. Securities and Exchange Commission (SEC).  The subpoena requests the production of documents relating to the Company’s affiliation with Acadia Pharmaceuticals, Inc., or Acadia, and the Company’s sale of Acadia securities.  In September 2010, the Company produced documents responsive to the Subpoena.  In January and March 2011, the SEC issued additional Subpoenas seeking further information, which has been provided.

Stockholder Derivative Litigation

In November 2010, the Company received a demand for inspection of books and records from U.F.C.W. Local 1776 & Participating Employers Pension Fund (U.F.C.W.).  In November 2010, U.F.C.W. filed a motion to intervene in the Louisiana Municipal Police Employees’ Retirement System action, which was denied by the court in January 2011.  In February 2011, U.F.C.W. filed a complaint to compel inspection of books and records in the Court of Chancery of the State of Delaware.  In March 2011, the Company filed an answer to the complaint and the court scheduled the final hearing for April 27, 2011.  In April 2011, the court ordered that the Company produce a limited number of documents to the court for in camera inspection.

In September 2010, Pompano Beach Police & Firefighters’ Retirement System and Western Washington Laborers-Employers Pension Trust filed a stockholder derivative complaint against the Company’s then-current Board of Directors and Allergan, Inc. in the U.S. District Court for the Central District of California.  The complaint alleges violations of federal securities laws, breaches of fiduciary duties, abuse of control, gross mismanagement, and corporate waste and seeks, among other things, damages, corporate governance reforms, attorneys’ fees, and costs.  In September 2010, plaintiffs filed a motion for consolidation with the Himmel and Rosenbloom actions, which the court granted in October 2010.  In November 2010, the plaintiffs filed their consolidated complaint.  In December 2010, the Company filed a motion to stay the consolidated action in favor of the Louisiana Municipal Police Employees’ Retirement System action.  In December 2010, the Company and the individual defendants filed motions to dismiss the consolidated complaint.  In March 2011, the court denied the motion to stay the consolidated action and the Company filed a motion for partial stay of the consolidated action in favor of the Louisiana Municipal Police Employees’ Retirement System action.  In April 2011, the court granted the motions to dismiss the consolidated complaint with leave to amend.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 11: Contingencies

In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company.  The Company is currently in negotiations with the DoD to seek a waiver of retroactive rebates.  As of March 31, 2011, the reserve for the contingent liability is $12.4 million and is included in “Other accrued expenses.”

In the third quarter of 2009, the Company entered into a co-promotion agreement with Quintiles Transnational Corp. (Quintiles), under which Quintiles co-promoted Sanctura XR®, Latisse® and Aczone®, generally targeting primary care physicians.  Due to significantly lower than anticipated performance under the agreement, the Company terminated this co-promotion agreement in the third quarter of 2010.  The Company estimates it will be required to pay between approximately $15.0 million and $25.0 million in costs in connection with the termination of the co-promotion agreement.  As of March 31, 2011, the Company is carrying a recorded reserve for this contingent liability within the range specified above, which is included in “Other accrued expenses.”

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides a reconciliation of the change in estimated product warranty liabilities through March 31, 2011:

(in millions)
Balance at December 31, 2010	$30.1
Provision for warranties issued during the period	0.9
Settlements made during the period	(0.6)
Decreases in warranty estimates	(0.1)

Balance at March 31, 2011	$30.3

Current portion	$6.6
Non-current portion	23.7

Total	$30.3

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

	Three months ended
	March 31, 2011	March 31, 2010
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.	$158.3	$167.9

Weighted average number of shares outstanding	304.5	303.5
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	5.1	3.6
Dilutive effect of assumed conversion of convertible notes outstanding	1.2	—

Diluted shares	310.8	307.1

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.52	$0.55

Diluted	$0.51	$0.55

For the three month periods ended March 31, 2011 and 2010, options to purchase 4.8 million and 11.2 million shares of common stock at exercise prices ranging from $62.71 to $75.58 and $47.10 to $65.63 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.  There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the three month period ended March 31, 2010, as the Company’s average stock price for the period was less than the conversion price of the notes.

Note 15: Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) for the three month periods ended March 31, 2011 and 2010:

	Three months ended
	March 31, 2011			March 31, 2010
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$22.0	$—	$22.0	$(19.2)	$—	$(19.2)
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)

Other comprehensive income (loss)	$21.7	$0.1	21.8	$(19.5)	$0.1	(19.4)

Net earnings			158.8			169.0

Total comprehensive income			180.6			149.6
Comprehensive income attributable to noncontrolling interest			1.1			1.8

Comprehensive income attributable to Allergan, Inc.			$179.5			$147.8

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates.  The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate.  Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge.  The investment in the derivative and the related long-term debt are recorded at fair value.  At March 31, 2011 and December 31, 2010, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $37.5 million and $42.3 million, respectively.  The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes.  During the three month periods ended March 31, 2011 and 2010, the Company recognized $3.8 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%.  The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes.  In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million.  The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes.  During the three month periods ended March 31, 2011 and 2010, the Company recognized $0.3 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.  These amounts were reclassified from accumulated other comprehensive loss.  As of March 31, 2011, the remaining unrecognized gain of $6.6 million ($3.9 million, net of tax) is recorded as a component of accumulated other comprehensive loss.  The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2011 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.

No portion of amounts recognized from contracts designated as cash flow hedges was considered to be ineffective during the three month periods ended March 31, 2011 and 2010, respectively.

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

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won and Turkish lira.  Current changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.  During the three month periods ended March 31, 2011 and 2010, the Company recognized realized gains on settled foreign currency option contracts of $0.5 million and $2.0 million, respectively, and net unrealized losses on open foreign currency option contracts of $6.9 million and $0.7 million, respectively.  The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates.  The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings.  During the three month periods ended March 31, 2011 and 2010, the Company recognized total realized and unrealized gains from foreign exchange forward contracts of $1.7 million and $0.7 million, respectively.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At March 31, 2011 and December 31, 2010, foreign currency derivative assets associated with the foreign exchange option contracts of $4.6 million and $10.4 million, respectively, were included in “Other current assets.” At March 31, 2011 and December 31, 2010, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.2 million and $0.7 million, respectively, were included in “Accounts payable.”

At March 31, 2011 and December 31, 2010, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$36.3	$(0.9)	$25.6	$(0.9)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	41.7	0.7	39.9	0.2
Foreign currency sold — put options	344.4	4.6	346.4	10.4

The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2011 and December 31, 2010, and do not represent the amount of the Company’s exposure to market loss.  The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 31, 2011 and December 31, 2010.  The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Financial Instruments

At March 31, 2011 and December 31, 2010, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, equity investments, accounts payable and borrowings.  The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments.  The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures.  The fair value of notes payable, convertible notes and long-term debt are estimated based on quoted market prices and interest rates.

The carrying amount and estimated fair value of the Company’s other financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$2,530.8	$2,530.8	$1,991.2	$1,991.2
Short-term investments	249.7	249.7	749.1	749.1
Non-current non-marketable equity investments	7.7	7.7	7.7	7.7
Notes payable	36.3	36.3	28.1	28.1
Convertible notes	648.9	649.9	642.5	651.1
Long-term debt	1,529.5	1,589.3	1,534.2	1,612.3

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables.  Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables.  This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion.  At March 31, 2011, no single customer represented more than 10% of trade receivables, net.  Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required.  The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers.  To date, no claims have been made against the insurance policy.  The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2011, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis.  These include cash equivalents, short-term investments, foreign exchange derivatives, the $300.0 million notional amount interest rate swap and contingent consideration.  These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,159.4	$—	$1,159.4	$—
Foreign time deposits	227.5	—	227.5	—
Other cash equivalents	1,272.1	—	1,272.1	—
Foreign exchange derivative assets	4.6	—	4.6	—
Interest rate swap derivative asset	37.5	—	37.5	—

	$2,701.1	$—	$2,701.1	$—

Liabilities
Foreign exchange derivative liabilities	$0.2	$—	$0.2	$—
Interest rate swap derivative liability	37.5	—	37.5	—
Contingent consideration liability	41.6	—	—	41.6

	$79.3	$—	$37.7	$41.6

Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents.  Short-term investments consist of commercial paper.  Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments.  Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date.  The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date.  The Company believes the fair values assigned to its derivative instruments as of March 31, 2011 are based upon reasonable estimates and assumptions.

The contingent consideration liability represents future amounts the Company will be required to pay in conjunction with the 2010 purchase of commercial assets from a distributor in Turkey that was accounted for as a business combination.  The ultimate amount of future payments is based on specified percentages of the Company’s revenues in Turkey over the next five years.  The Company estimates the fair value of the contingent liability using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return.  As of the acquisition date, the fair value of the liability was estimated to be $36.7 million.  As of March 31, 2011 and December 31, 2010, the total estimated fair value of the contingent consideration was $41.6 million and $44.5 million, respectively.  In the first quarter of 2011, the Company made a contingent consideration payment of $2.9 million.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segments

	Three months ended
	March 31, 2011	March 31, 2010
	(in millions)
Product net sales:
Specialty pharmaceuticals	$1,028.4	$907.3
Medical devices	224.4	198.5

Total product net sales	1,252.8	1,105.8
Other corporate and indirect revenues	18.4	48.9

Total revenues	$1,271.2	$1,154.7

Operating income:
Specialty pharmaceuticals	$384.2	$311.9
Medical devices	67.5	67.1

Total segments	451.7	379.0
General and administrative expenses, other indirect costs and other adjustments	156.9	96.7
Amortization of acquired intangible assets (a)	26.6	31.4
Intangible asset impairment	16.1	—
Restructuring charges	4.6	0.6

Total operating income	$247.5	$250.3

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below.  The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific.  The U.S. information is presented separately as it is the Company’s headquarters country.  U.S. sales represented 60.9% and 62.5% of the Company’s total consolidated product net sales for the three month periods ended March 31, 2011 and 2010, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales.  Sales to Cardinal Health, Inc. for the three month periods ended March 31, 2011 and 2010 were 14.7% and 12.1%, respectively, of the Company’s total consolidated product net sales.  Sales to McKesson Drug Company for the three month periods ended March 31, 2011 and 2010 were 14.4% and 14.0%, respectively, of the Company’s total consolidated product net sales.  No other country or single customer generates over 10% of the Company’s total consolidated product net sales.  Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Net Sales by Product Line

	Three months ended
	March 31, 2011	March 31, 2010
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$591.9	$512.0
Botox®/Neuromodulators	364.5	331.0
Skin Care	58.7	50.6
Urologics	13.3	13.7

Total Specialty Pharmaceuticals	1,028.4	907.3

Medical Devices:
Breast Aesthetics	84.1	77.9
Obesity Intervention	52.1	61.2
Facial Aesthetics	88.2	59.4

Total Medical Devices	224.4	198.5

Total product net sales	$1,252.8	$1,105.8

Geographic Information

Product Net Sales

	Three months ended
	March 31, 2011	March 31, 2010
	(in millions)
United States	$762.7	$690.8
Europe	260.0	224.9
Latin America	84.4	63.9
Asia Pacific	92.2	78.6
Other	53.5	47.6

Total product net sales	$1,252.8	$1,105.8

Long-Lived Assets
	March 31, 2011	December 31, 2010
	(in millions)
United States	$3,194.4	$3,222.4
Europe	539.2	563.1
Latin America	64.0	65.0
Asia Pacific	56.2	56.3
Other	3.5	3.7

Total	$3,857.3	$3,910.5

Note 19: Subsequent Events

On March 8, 2011, the Company announced its intention to redeem the 2026 Convertible Notes at the principal amount plus accrued interest on April 5, 2011.  Most note holders have elected to exercise the conversion feature of the 2026 Convertible Notes prior to redemption.  Pursuant to the terms of the 2026 Convertible Notes, the Company has elected to pay the full conversion value in cash.  The conversion value of a note is based on an average of the daily closing price of the Company’s stock over an averaging period that commences after the Company receives a conversion notice from a note holder.  The conversion value of the 2026 Convertible Notes will be paid to note holders at the end of the applicable averaging periods in April and May 2011 and the aggregate amount of such conversion value is expected to be approximately $800.0 million.  The Company redeemed the notes that were not converted for $8.6 million, representing the aggregate principal amount plus accrued interest, on April 5, 2011.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2011, the Company announced that effective July 1, 2011 the Company will establish direct operations in South Africa by acquiring the Allergan-related parts of Genop Healthcare’s business and assume responsibility for promotion, marketing and distribution of all Allergan products in South Africa.  The acquisition will be accounted for as a business combination, the terms of which are not material.

On May 4, 2011, the Company announced a license agreement with Molecular Partners AG pursuant to which the Company obtains exclusive global rights in the field of ophthalmology for MP0112, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases.  Under the terms of the agreement, the Company will make a $45.0 million upfront payment to Molecular Partners AG and potential future milestone and royalty payments.

ALLERGAN, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for the three month periods ended March 31, 2011 and 2010, and our financial condition at March 31, 2011.  The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below.  The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 31, 2011 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We generally offer cash discounts to customers for the early payment of receivables.  Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded.  The amounts reserved for cash discounts were $3.9 million and $4.4 million at March 31, 2011 and December 31, 2010, respectively.  Provisions for cash discounts deducted from consolidated sales in the first quarter of 2011 and 2010 were $14.3 million and $12.4 million, respectively.

We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels.  Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers.  Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns.  The amount of allowances for sales returns recognized in our consolidated balance sheets at March 31, 2011 and December 31, 2010 were $58.7 million and $52.3 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets.  Provisions for sales returns deducted from consolidated sales were $103.9 million and $87.1 million in the first quarter of 2011 and 2010, respectively.  The increases in the amount of allowances for sales returns at March 31, 2011 compared to December 31, 2010 and the provisions for sales returns in the first quarter of 2011 compared to the first quarter of 2010 are primarily due to increased sales returns related to breast implant products, principally due to increased product sales volume, and an increase in estimated product return rates for our skin care products.  Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products.  Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets.  The amounts accrued for sales rebates and other incentive programs were $197.0 million and $186.5 million at March 31, 2011 and December 31, 2010, respectively.  Provisions for sales rebates and other incentive programs deducted from consolidated sales were $174.5 million and $131.7 million in the first quarter of 2011 and 2010, respectively.  The increases in the amounts accrued at March 31, 2011 compared to December 31, 2010 and the provisions for sales rebates and other incentive programs in the first quarter of 2011 compared to the first quarter of 2010 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, urology, skin care and facial aesthetics products, an increase in the number of incentive programs offered, additional contractual discounts to federal government agencies related to the recently enacted health care reform legislation, and increased overall product sales volume.  In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2011 and 2010, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

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

We recognize license fees, royalties and reimbursement income for services provided as other revenues based on the facts and circumstances of each contractual agreement.  In general, we recognize income upon the signing of a contractual agreement that grants rights to products or technology to a third party if we have no further obligation to provide products or services to the third party after entering into the contract.  We recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  We defer income under contractual agreements when we have further obligations that indicate that a separate earnings process has not been completed.

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

Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 7.25% and 8.25% for 2011 and 2010, respectively.  Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 5.70% and 5.85% for 2011 and 2010, respectively.  For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan’s investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets.  Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run.  They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined.  For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities.  Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets.

The expected rate of return is applied to the market-related value of plan assets.  As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2011 pre-tax pension benefit cost by approximately $1.6 million.

The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2010 were 5.51% and 5.57%, respectively.  The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2011 were 5.51% and 5.57%, respectively, and for 2010 were 6.04% and 6.16%, respectively.  We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans’ measurement date.  Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years.  As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S. and non-U.S. pension plans would increase our expected 2011 pre-tax pension benefit costs by approximately $4.1 million and increase our pension plans’ projected benefit obligations at December 31, 2010 by approximately $34.7 million.

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

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized.  When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.  Valuation allowances against deferred tax assets were $23.8 million and $4.3 million at March 31, 2011 and December 31, 2010, respectively.  The increase in the valuation allowance was primarily due to a corresponding increase in a deferred tax asset that we determined required a valuation allowance.  Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

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

We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units.  Upon completion of the October 2010 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value.  As of March 31, 2011, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis.

We also review purchased intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable.  An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value.

In March 2011, we decided to discontinue development of the EasyBand™ Remote Adjustable Gastric Band System, or EasyBand™, a technology that we acquired in connection with our 2007 acquisition of EndoArt SA, or EndoArt.  As a result, in the first quarter of 2011 we recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology.

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

We discover, develop and commercialize specialty pharmaceutical, biologics, medical devices and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world.  We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases.  Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biological, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products.  At March 31, 2011, we employed approximately 9,500 persons around the world.  Our principal markets are the United States, Europe, Latin America and Asia Pacific.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three month periods ended March 31, 2011 and 2010:

	Three months ended
	March 31, 2011	March 31, 2010	Change in Product Net Sales			Percent Change in Product Net Sales
			Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$591.9	$512.0	$79.9	$75.2	$4.7	15.6%	14.7%	0.9%
Botox®/Neuromodulator	364.5	331.0	33.5	28.9	4.6	10.1%	8.7%	1.4%
Skin Care	58.7	50.6	8.1	8.0	0.1	16.0%	15.8%	0.2%
Urologics	13.3	13.7	(0.4)	(0.4)	—	(2.9)%	(2.9)%	—%

Total Specialty Pharmaceuticals	1,028.4	907.3	121.1	111.7	9.4	13.3%	12.3%	1.0%

Medical Devices:
Breast Aesthetics	84.1	77.9	6.2	5.5	0.7	8.0%	7.1%	0.9%
Obesity Intervention	52.1	61.2	(9.1)	(9.8)	0.7	(14.9)%	(16.0)%	1.1%
Facial Aesthetics	88.2	59.4	28.8	27.9	0.9	48.5%	47.0%	1.5%

Total Medical Devices	224.4	198.5	25.9	23.6	2.3	13.0%	11.9%	1.1%

Total product net sales	$1,252.8	$1,105.8	$147.0	$135.3	$11.7	13.3%	12.2%	1.1%

Domestic product net sales	60.9%	62.5%
International product net sales	39.1%	37.5%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$100.2	$94.1	$6.1	$5.4	$0.7	6.5%	5.8%	0.7%
Lumigan® Franchise	142.2	119.6	22.6	21.8	0.8	18.9%	18.2%	0.7%
Restasis®	161.4	133.4	28.0	27.9	0.1	21.0%	20.9%	0.1%
Sanctura® Franchise	13.3	13.7	(0.4)	(0.4)	—	(2.9)%	(2.9)%	—%
Latisse®	25.3	18.8	6.5	6.4	0.1	34.2%	33.6%	0.6%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

Product net sales increased by $147.0 million in the first quarter of 2011 compared to the first quarter of 2010 due to an increase of $121.1 million in our specialty pharmaceuticals product net sales and an increase of $25.9 million in our medical devices product net sales.  The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care product lines, partially offset by a small decrease in product net sales of our urologics product line.  The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line.

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

In March 2010, the U.S. government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, reforming the U.S. health care system.  The PPACA includes provisions that have a significant negative impact on our product net sales, including an extension of Medicaid and Medicare benefits to new patient populations, an increase in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and a future increase in the initial coverage limit for Medicare participants.  In the first quarter of 2011, the additional rebates related to the PPACA had a negative impact of approximately $10.0 million on our product net sales.  The PPACA did not impact product net sales in the first quarter of 2010.  Based on internal information and assumptions, we currently estimate that the PPACA will have a negative impact on our fiscal year 2011 product net sales of approximately $40.0 million.  The PPACA also established an annual non-deductible fee on entities that sell branded prescription drugs or biologics to specified government programs in the United States.  We expect this fee will have a negative impact on our selling, general and administrative expenses of approximately $20.4 million in 2011.  In addition, we expect incremental price reductions and rebate increases mandated by European governments to have a negative impact on our 2011 product net sales of approximately $30.0 million.  In the aggregate, we expect that incremental costs of healthcare reform under the PPACA and the effect of European pricing pressures will have a negative impact on our fiscal year 2011 earnings on a pre-tax equivalent basis of approximately $100.0 million.

Eye care pharmaceuticals product net sales increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in net sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in new product sales of our glaucoma drug Lumigan® 0.01%, which was launched in the United States in the fourth quarter of 2010, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of our glaucoma drug Alphagan® P 0.1%, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in new product sales of Zymaxid®, our next-generation anti-infective product in the fluoroquinolone category indicated for the treatment of bacterial conjunctivitis, which was launched in the second quarter of 2010, an increase in new product sales of Lastacaft™, our topical allergy medication for the treatment and prevention of itching associated with allergic conjunctivitis, which we launched in the United States in January 2011, and an increase in sales of our artificial tears products Refresh® and Refresh® Optive™, partially offset by decreases in sales of our glaucoma drugs Alphagan®, Alphagan® P 0.15% and Lumigan® 0.03%, our older-generation fluoroquinolone Zymar® and our non-steroidal anti-inflammatory drug Acuvail®.  Beginning in February 2011 we discontinued the U.S. distribution of Zymar®.

In May 2011 a generic version of Elestat®, our older generation topical antihistamine used for the prevention of itching associated with allergic conjunctivitis, was launched in the United States.  In addition, we expect a generic version of Zymar® to be launched in the United States during 2011.  While we estimate that our product net sales will be negatively impacted in 2011 due to sales of generic formulations of these products, we expect that any such negative impact on product net sales will be partially offset by increased sales of Lastacaft™ and Zymaxid®.

We increased prices on certain eye care pharmaceutical products in the United States in the second half of 2010 and the first quarter of 2011.  Effective January 8, 2011, we increased the published U.S. list price for Restasis®, Alphagan® P 0.1%, Alphagan® P 0.15%, Combigan®, Zymar®, Zymaxid®, Acular®, Acular LS® and Acuvail® by four percent and Lumigan® 0.1% and Lumigan® 0.3% by eight percent.  These price increases had a positive net effect on our U.S. sales in the first quarter of 2011 compared to the first quarter of 2010, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate.  Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

Total sales of Botox® increased in the first quarter of 2011 compared to the first quarter of 2010 due to strong growth in sales for both cosmetic and therapeutic use in the United States, Canada, Latin America, Asia Pacific and, to a lesser degree, Europe.  We believe our worldwide market share for neuromodulators, including Botox®, was approximately 80% in the fourth quarter of 2010, the last quarter for which market data is available.

Skin care product net sales increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in sales of Latisse®, our treatment for inadequate or insufficient eyelashes, and an increase in sales of Aczone®, our topical dapsone treatment for acne vulgaris, partially offset by a decrease in total sales of Tazorac®, Zorac® and Avage®, our topical tazarotene products.  Effective January 8, 2011, we increased the published U.S. list price for Aczone® by approximately four percent, and Tazorac® and Avage® by approximately fifteen percent.  We expect a generic version of our Tazorac® cream product to be launched in the United States in mid-2011 and estimate that our product net sales will be negatively impacted in 2011 due to sales of generic formulations of this product.

Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, decreased in the first quarter of 2011 compared to the first quarter of 2010, primarily due to lower sales of Sanctura®, our twice-a-day anticholinergic for the treatment of overactive bladder, or OAB, which was negatively impacted by the launch of trospium chloride generics in September 2010, partially offset by an increase in sales of Sanctura XR®, our second generation, once-daily anticholinergic for the treatment of OAB.  Effective January 8, 2011, we increased the published U.S. list price for Sanctura XR® by eight percent and Sanctura® by ten percent.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales.  At March 31, 2011, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the first quarter of 2011 compared to the first quarter of 2010 due to increases in sales in all of our principal geographic markets.  The increase in sales of breast aesthetics products was primarily due to higher silicone gel implant and tissue expander unit volume, and the continued transition of the U.S. market to higher priced silicone gel products from lower priced saline products.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to a decrease in sales in the United States and Australia, and a small decrease in sales in Europe, partially offset by an increase in sales in Latin America.  We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted by general economic conditions given the substantial patient co-pays associated with these products and government spending restrictions.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to significant increases in sales in the United States and all of our other principal geographic markets.  We believe the increase in sales of facial aesthetic products was primarily due to the February 2010 launch of Juvéderm® XC with lidocaine in the United States and recent launches of Juvéderm® with lidocaine and Juvéderm® Voluma™ in other international markets and a global expansion of the dermal filler market, partially offset by a decline in sales of older generation collagen-based dermal fillers, which we discontinued selling in early 2011.

Foreign currency changes increased product net sales by $11.7 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to the strengthening of the Canadian dollar, Brazilian real, Australian dollar and U.K. pound compared to the U.S. dollar, partially offset by a slight weakening of the euro compared to the U.S. dollar.

U.S. product net sales as a percentage of total product net sales decreased by 1.6 percentage points to 60.9% in the first quarter of 2011 compared to U.S. sales of 62.5% in the first quarter of 2010, due primarily to higher sales growth in our international markets compared to the U.S. market for our eye care pharmaceuticals and Botox® product lines and a higher percentage decline in sales in the U.S. market compared to our total international markets for our obesity intervention product line, partially offset by an increase in sales of our skin care products, which are highly concentrated in the United States.  Additionally, international sales benefited from a positive translation impact due to a general strengthening of foreign currencies compared to the U.S. dollar in markets where we sold products in the first quarter of 2011 compared to the first quarter of 2010.

Other Revenues

Other revenues decreased $30.5 million to $18.4 million in the first quarter of 2011 compared to $48.9 million in the first quarter of 2010.  The decrease in other revenues is primarily related to the prior year impact of an upfront net licensing fee of $36.0 million that we recognized in the first quarter of 2010 related to an agreement with Bristol-Myers Squibb Company for the exclusive worldwide rights to develop, manufacture and commercialize an investigational medicine for neuropathic pain, partially offset by an increase in royalty income in the first quarter of 2011 compared to the first quarter of 2010 from sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement and an increase in royalty income from sales of Lumigan® by Senju Pharmaceutical Co., Ltd., or Senju, in Japan under a licensing agreement.

Cost of Sales

Cost of sales increased $13.1 million, or 7.7%, in the first quarter of 2011 to $183.3 million, or 14.6% of product net sales, compared to $170.2 million, or 15.4% of product net sales in the first quarter of 2010.  This increase in cost of sales primarily resulted from the 13.3% increase in total product net sales and an increase in cost of sales as a percentage of product net sales for our facial aesthetics products due to an increase in provisions for inventory returns, partially offset by a decrease in cost of sales as a percentage of product net sales for our eye care pharmaceuticals, skin care, Botox® and breast aesthetics product lines primarily due to volume-based manufacturing efficiencies and lower royalty expenses.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $115.7 million, or 24.4%, to $589.5 million, or 47.1% of product net sales, in the first quarter of 2011 compared to $473.8 million, or 42.8% of product net sales, in the first quarter of 2010.  SG&A expenses in the first quarter of 2011 include an upfront payment of $60.0 million related to a collaboration and co-promotion agreement with MAP Pharmaceuticals, Inc., or MAP, for the development and commercialization of Levadex™, a self-administered, orally inhaled therapy for the treatment of acute migraine in adults that has not yet achieved regulatory approval and other potential indications in the United States, a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary and fixed asset impairment charges of $2.3 million related to the discontinued development of EasyBand™, and $1.6 million of stockholder derivative litigation costs associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®.  SG&A expenses in the first quarter of 2010 include $4.5 million of costs associated with the DOJ investigation that related to sales and marketing practices in connection with Botox®.  Excluding the effect of the items described above, SG&A expenses increased $65.7 million, or 14.0%, to $535.0 million, or 42.7% of product net sales, in the first quarter of 2011 compared to $469.3 million, or 42.4% of product net sales in the first quarter of 2010.  The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling, marketing, promotion and general and administrative expenses and the negative translation impact due to a general strengthening of foreign currencies compared to the U.S. dollar.  The increase in selling and marketing expenses in the first quarter of 2011 compared to the first quarter of 2010 principally relates to increased personnel and related incentive compensation costs that support the 13.3% increase in product net sales, and additional costs supporting the expansion of our sales forces, including the addition of new direct operations in Turkey, Poland and the Philippines.  The increase in promotion expenses is primarily due to increased direct-to-consumer advertising for Restasis® and Juvéderm®, partially offset by a decline in direct-to-consumer advertising for Latisse®.  The increase in general and administrative expenses is primarily due to the negative impact of the fee established by the PPACA for selling branded pharmaceuticals to certain U.S. government programs, increased compliance costs associated with the Corporate Integrity Agreement entered into in 2010 with the Office of Inspector General of the Department of Health and Human Services, an increase in losses from the disposal of fixed assets, and an increase in incentive compensation costs, information systems, finance and human resource administrative costs.  The increase in SG&A expenses as a percentage of product net sales, excluding the items described above, in the first quarter of 2011 compared to the first quarter of 2010 is primarily due to the higher 14.0% increase in SG&A expenses relative to the 13.3% increase in product net sales during the same period.

Research and Development

Research and development, or R&D, expenses decreased $25.0 million, or 11.2%, to $197.7 million in the first quarter of 2011, or 15.8% of product net sales, compared to $222.7 million, or 20.1% of product net sales in the first quarter of 2010. R&D expenses in the first quarter of 2010 included a charge of $43.0 million for an upfront payment for the in-licensing of technology for treatment of nocturia, a urological disorder characterized by frequent urination at nighttime, from Serenity Pharmaceuticals, LLC, or Serenity, that has not yet achieved regulatory approval.  Excluding the effect of this charge, R&D expenses increased by $18.0 million, or 10.0% in the first quarter of 2011 compared to the first quarter of 2010.  The increase in R&D expenses, excluding the 2010 upfront payment charge to Serenity, was primarily due to increased spending on new technology discovery programs, next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, potential new treatment applications for Latisse®, Botox® for the treatment of overactive bladder, hyaluronic-acid based dermal filler products, tissue regeneration technology acquired in the Serica acquisition and obesity intervention products, partially offset by a reduction in expenses related to the development of Ozurdex® and a small decrease in spending for certain urology products.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased $4.6 million to $32.5 million in the first quarter of 2011, or 2.6% of product net sales, compared to $37.1 million, or 3.4% of product net sales, in the first quarter of 2010.  The decrease in amortization expense in dollars and as a percentage of product net sales is primarily due to the impairment of the Sanctura® intangible assets in the third quarter of 2010, partially offset by an increase in the balance of intangible assets subject to amortization, including a capitalized upfront licensing payment in September 2010 for Lastacaft™, an eye care product previously approved for marketing, licensing assets related to Botox® Cosmetic distribution rights in Japan and China that we reacquired from GlaxoSmithKline in the first quarter of 2010 and other intangible assets that we acquired in connection with our July 2010 purchase of our distributor’s business related to our products in Turkey.

Intangible Asset Impairment

In March 2011, we decided to discontinue development of EasyBand™, a technology that we acquired in connection with our 2007 acquisition of EndoArt.  As a result, in the first quarter of 2011 we recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology.

Restructuring Charges

Restructuring charges were $4.6 million and $0.6 million in the first quarter of 2011 and 2010, respectively.

Discontinued Development of EasyBand™

In March 2011, we decided to discontinue development of the EasyBand™ Remote Adjustable Gastric Band System and close the related research and development facility in Switzerland.

As a result of discontinuing the development of EasyBand™ and the closure of the related research and development facility, in the first quarter of 2011 we recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology, fixed asset impairment charges of $2.3 million and a gain of $9.4 million from the substantially complete liquidation of our investment in a foreign subsidiary.  In addition, we recorded $4.6 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.5 million of contract termination costs and $0.1 million of other related costs.

Other Restructuring Activities and Integration Costs

We did not incur any other restructuring charges during the three month period ended March 31, 2011.

Included in the three month period ended March 31, 2010 are $0.1 million of restructuring charges primarily for employee severance and other one-time termination benefits related to our fiscal year 2009 restructuring plan, $0.4 million of restructuring charges primarily for employee severance related to our acquisition of Serica and $0.1 million of restructuring charges for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations.

Included in the three month period ended March 31, 2011 are $0.6 million of SG&A expenses related to transaction costs associated with the collaboration and co-promotion agreements with MAP, $0.2 million of SG&A expenses related to integration and transaction costs associated with the purchase of our distributor’s business related to our products in Turkey and $0.2 million of SG&A expenses related to transaction costs associated with the announced purchase of our distributor’s business related to our products in South Africa.

Included in the three month period ended March 31, 2010 are $0.5 million of SG&A expenses related to integration and transaction costs associated with our acquisition of Serica, $0.2 million of SG&A expenses related to transaction costs associated with the purchase of our distributor’s business related to our products in Turkey and $0.3 million of SG&A expenses related to transaction costs associated with the license, development and commercialization agreement with Serenity.

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

For the first quarter of 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $90.6 million, an upfront payment of $60.0 million to MAP for a collaboration and co-promotion agreement related to technology that has not achieved regulatory approval and related transaction costs of $0.6 million, fixed asset impairment charges of $2.3 million, a gain of $9.4 million from the substantially complete liquidation of the Company’s investment in a foreign subsidiary, stockholder derivative litigation costs of $1.6 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, integration and transaction costs of $0.4 million associated with the purchases of our distributors’ businesses related to our products in Turkey and South Africa, and other net indirect costs of $10.8 million.

For the first quarter of 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of licensing fee income of $36.0 million for a development and commercialization agreement with Bristol-Myers Squibb Company, general and administrative expenses of $82.5 million, costs associated with the DOJ investigation regarding our past U.S. sales and marketing practices relating to Botox® of $4.5 million, an upfront licensing fee included in R&D expenses of $43.0 million paid to Serenity for technology that has not achieved regulatory approval and related transaction costs of $0.3 million, integration and transaction costs of $0.5 million related to our acquisition of Serica, transaction costs of $0.2 million associated with the purchase of our distributor’s business related to our products in Turkey, and other net indirect costs of $1.7 million.

The following table presents operating income for each reportable segment for the three month periods ended March 31, 2011 and 2010 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three months ended
	March 31, 2011	March 31, 2010
	(in millions)
Operating income:
Specialty pharmaceuticals	$384.2	$311.9
Medical devices	67.5	67.1

Total segments	451.7	379.0
General and administrative expenses, other indirect costs and other adjustments	156.9	96.7
Amortization of acquired intangible assets (a)	26.6	31.4
Intangible asset impairment	16.1	—
Restructuring charges	4.6	0.6

Total operating income	$247.5	$250.3

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income in the first quarter of 2011 was $247.5 million, or 19.8% of product net sales, compared to consolidated operating income of $250.3 million, or 22.6% of product net sales in the first quarter of 2010.  The $2.8 million decrease in consolidated operating income was due to a $16.1 million intangible asset impairment charge, a $30.5 million decrease in other revenues, a $13.1 million increase in cost of sales, a $115.7 million increase in SG&A expenses and a $4.0 million increase in restructuring charges, partially offset by a $147.0 million increase in product net sales, a $25.0 million decrease in R&D expenses and a $4.6 million decrease in amortization of acquired intangible assets.

Our specialty pharmaceuticals segment operating income in the first quarter of 2011 was $384.2 million, compared to operating income of $311.9 million in the first quarter of 2010. The $72.3 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by an increase in selling and marketing expenses and an increase in R&D expenses.

Our medical devices segment operating income in the first quarter of 2011 was $67.5 million, compared to operating income of $67.1 million in the first quarter of 2010.  The $0.4 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line, an increase in overall promotion and selling expenses and an increase in R&D expenses.

Non-Operating Income and Expense

Total net non-operating expense in the first quarter of 2011 was $32.3 million compared to $18.3 million in the first quarter of 2010.  Interest income in the first quarter of 2011 was $2.3 million compared to interest income of $1.3 million in the first quarter of 2010.  The increase in interest income was primarily due to higher average cash equivalent and short-term investment balances earning interest of approximately $778 million in the first quarter of 2011 compared to the first quarter of 2010. Interest expense increased $8.1 million to $24.7 million in the first quarter of 2011 compared to $16.6 million in the first quarter of 2010. Interest expense increased primarily due to the issuance in September 2010 of our 3.375% Senior Notes due 2020, or 2020 Notes, and a charge for statutory interest expense in the first quarter of 2011, compared to a reversal of previously accrued statutory interest expense resulting from a change in estimate related to uncertain tax positions in the first quarter of 2010.  Other, net expense was $9.9 million in the first quarter of 2011, consisting primarily of a net unrealized loss on derivative instruments of $6.9 million and $4.0 million in net realized losses from foreign currency transactions, partially offset by a gain of $0.5 million on the sale of a third party equity investment.  Other, net expense was $3.0 million in the first quarter of 2010, consisting primarily of a net unrealized loss on derivative instruments of $0.7 million and $2.4 million in net realized losses from foreign currency transactions.

Income Taxes

Our effective tax rate for the first quarter of 2011 was 26.2%.  Included in our earnings before income taxes for the first quarter of 2011 are a $60.0 million upfront payment related to a collaboration and co-promotion agreement with MAP, an intangible asset impairment charge of $16.1 million, restructuring charges of $4.6 million, fixed asset impairment charges of $2.3 million and a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary resulting from the discontinued development of EasyBand™.  In the first quarter of 2011, we recorded income tax benefits of $22.2 million associated with the upfront payment related to the collaboration and co-promotion agreement with MAP.  In the first quarter of 2011, we did not record any tax benefits related to the intangible asset impairment charge, restructuring charges, fixed asset impairment charges and the gain from the substantially complete liquidation of our investment in a foreign subsidiary resulting from the discontinued development of EasyBand™ since we do not expect to be able to utilize tax deductions in the jurisdiction where these costs were incurred.  Excluding the impact of the net pre-tax charges of $73.6 million and the net income tax benefits of $22.2 million for the items discussed above, our adjusted effective tax rate for the first quarter of 2011 was 27.2%.  We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities.  This allows investors to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the first quarter of 2011 is summarized below:

(in millions)
Earnings before income taxes, as reported	$215.2
Upfront payment for a collaboration and co-promotion agreement with MAP	60.0
Restructuring charges	4.6
Aggregate net expense for the fixed asset impairment, gain from the substantially complete liquidation of a foreign subsidiary and intangible asset impairment resulting from the discontinued development of Easyband™	9.0

$288.8

Provision for income taxes, as reported	$56.4
Income tax benefit for:
Upfront payment for a collaboration and co-promotion agreement with MAP	22.2

$78.6

Adjusted effective tax rate	27.2%

Our effective tax rate for the first quarter of 2010 was 27.2%.  Our effective tax rate for the year ended December 31, 2010 was 97.1% and our adjusted effective tax rate for the year ended December 31, 2010 was 28.0%.  Included in our earnings before income taxes for 2010 are total pre-tax charges of $609.2 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, a $369.1 million aggregate charge related to the impairment of the Sanctura® Assets and related costs, a $33.0 million charge related to the termination of a distributor agreement in Turkey, a $43.0 million charge for an upfront payment for technology that has not achieved regulatory approval, restructuring charges of $0.3 million and license fee income of $36.0 million related to an upfront fee for product rights we licensed to Bristol-Myers Squibb Company.  In 2010, we recorded income tax benefits of $21.4 million related to the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, $140.5 million related to the impairment of the Sanctura® Assets and related costs, $2.8 million related to the termination of a distributor agreement in Turkey, $15.6 million related to the upfront payment for technology that has not achieved regulatory approval and $0.2 million related to the restructuring charges, and an income tax expense of $13.7 million related to the upfront license fee income.  Excluding the impact of the net pre-tax charges of $1,018.6 million and the net income tax benefits of $166.8 million for the items discussed above, our adjusted effective tax rate for 2010 was 28.0%.

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

The decrease in the adjusted effective tax rate to 27.2% in the first quarter of 2011 compared to the adjusted effective tax rate for the year ended December 31, 2010 of 28.0% is primarily due to the detrimental tax rate effect in 2010 of changes in our deferred tax asset and liability balances related to a change in California tax law and an increase in 2011 compared to 2010 in the expected mix of annual earnings in international jurisdictions, which generally have lower tax rates than the United States.

Net Earnings Attributable to Noncontrolling Interest

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $0.5 million and $1.1 million in the first quarter of 2011 and 2010, respectively.

Net Earnings Attributable to Allergan, Inc.

Our net earnings attributable to Allergan, Inc. in the first quarter of 2011 was $158.3 million compared to net earnings attributable to Allergan, Inc. of $167.9 million in the first quarter of 2010.  The $9.6 million decrease in net earnings attributable to Allergan, Inc. was primarily the result of the decrease in operating income of $2.8 million and the increase in net non-operating expense of $14.0 million, partially offset by the decrease in the provision for income taxes of $6.6 million and the decrease in net earnings attributable to noncontrolling interest of $0.6 million.

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

Historically, we have generated cash from operations in excess of working capital requirements.  The net cash provided by operating activities for the first quarter of 2011 was $138.2 million compared to $173.3 million for the first quarter of 2010.  Cash flow from operating activities decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of an increase in cash required to fund changes in trade receivables and accounts payable, partially offset by a decrease in cash used to fund changes in other current assets and other liabilities.  In the first quarter of 2011, we paid $15.2 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox®.  In the first quarter of 2011, we paid pension contributions of $3.5 million to our U.S. defined benefit pension plan.  We did not make any pension contributions to our U.S. defined benefit pension plan in the first quarter of 2010.

Net cash provided by investing activities was $479.2 million in the first quarter of 2011 compared to net cash used in investing activities of $80.8 million in the first quarter of 2010. In the first quarter of 2011, we received $649.3 million from the maturities of short-term investments and purchased $149.9 million of short-term investments.  Additionally, we invested $17.1 million in new facilities and equipment and $3.3 million in capitalized software.  In the first quarter of 2010, we paid $63.7 million, net of cash acquired, for the acquisition of Serica and $1.7 million for a contractual purchase price adjustment related to our 2009 acquisition of Samil Allergan Ophthalmic Joint Venture Company. Additionally, we invested $12.5 million in new facilities and equipment and $2.9 million in capitalized software.  We currently expect to invest between $160.0 million and $180.0 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2011.

Net cash used in financing activities was $87.9 million in the first quarter of 2011 compared to $42.2 million in the first quarter of 2010.  In the first quarter of 2011, we repurchased 2.3 million shares of our common stock for $162.9 million, paid $15.3 million in dividends to stockholders and paid contingent consideration of $2.9 million.  This use of cash was partially offset by $8.2 million in net borrowing of notes payable, $80.4 million received from the sale of stock to employees and $4.6 million in excess tax benefits from share-based compensation.  In the first quarter of 2010, we repurchased 1.0 million shares of our common stock for $59.6 million, had net repayments of notes payable of $3.5 million and paid $15.1 million in dividends.  This use of cash was partially offset by $36.0 million received from the sale of stock to employees.

Effective May 3, 2011, our Board of Directors declared a cash dividend of $0.05 per share, payable June 10, 2011 to stockholders of record on May 20, 2011.

We maintain an evergreen stock repurchase program.  Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans.  Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time.  At March 31, 2011, we held approximately 2.5 million treasury shares under this program.  Effective January 1, 2011, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program.  The terms of the plan set forth a maximum limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

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

Our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, pay interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum and are convertible, at the holder’s option, at a conversion rate of 15.7904 shares per $1,000 principal amount of notes if our stock price reaches certain specified thresholds or we call the 2026 Convertible Notes for redemption.  We are permitted to redeem the 2026 Convertible Notes at the principal amount plus accrued interest at any time on or after April 5, 2011.  Under the terms of the 2026 Convertible Notes, upon conversion we will pay the principal amount in cash and, if the conversion value exceeds the principal amount at the time of conversion, we will also deliver common stock or, at our election, all cash or a combination of cash and common stock for the conversion value in excess of the principal amount.

On March 8, 2011, we announced our intention to redeem the 2026 Convertible Notes at the principal amount plus accrued interest on April 5, 2011.  Most note holders have elected to exercise the conversion feature of the 2026 Convertible Notes prior to redemption and we have elected to pay the full conversion value in cash.  The conversion value of a note is based on an average of the daily closing price of our stock over an averaging period that commences after we receive a conversion notice from a note holder.  We expect to pay approximately $800.0 million in aggregate conversion value in April and May 2011 for the converted notes.  We redeemed the notes that were not converted for $8.6 million, representing the aggregate principal amount plus accrued interest, on April 5, 2011.

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

At March 31, 2011, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities.  Our committed long-term credit facility expires in May 2012.  The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted.  The committed long-term credit facility allows for borrowings of up to $800.0 million.  The commercial paper program also provides for up to $600.0 million in borrowings.  Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios.  Certain covenants also limit subsidiary debt.  We believe we were in compliance with these covenants at March 31, 2011.  At March 31, 2011, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $20.0 million in borrowings outstanding under the real estate mortgage, $36.3 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program.  Commercial paper, when outstanding, is issued at current short-term interest rates.  Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate.  We may from time to time seek to retire or purchase our outstanding debt.

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

On January 28, 2011, we entered into a collaboration agreement and a co-promotion agreement with MAP for the exclusive development and commercialization by us and MAP of Levadex™ within the United States to certain headache specialist physicians for the treatment of acute migraine in adults, migraine in adolescents and other indications that may be approved by the parties.  Under the terms of the agreements, we made a $60.0 million upfront payment to MAP in February 2011.  The terms of the agreements also include up to $97.0 million in additional payments to MAP upon MAP meeting certain development and regulatory milestones.

On May 4, 2011, we announced a license agreement with Molecular Partners AG pursuant to which we obtain exclusive global rights in the field of ophthalmology for MP0112, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases.  Under the terms of the agreement, we will make a $45.0 million upfront payment to Molecular Partners AG and potential future milestone and royalty payments.

In May 2011, a generic version of Elestat® was launched in the United States and we expect generic versions of Zymar® and Tazorac® cream to be launched in the United States during 2011.  In addition, generic versions of some branded pharmaceutical products sold by our competitors have been launched or are expected to be launched in the United States during 2011.  We do not believe that our liquidity will be materially impacted in 2011 by generic competition.

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

We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents and short-term investments, will provide us with sufficient resources to meet our current expected obligations, working capital requirements, debt service, including the conversion of our 2026 Convertible Notes, and other cash needs over the next year.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates.  The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate.  Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge.  The investment in the derivative and the related long-term debt are recorded at fair value.  At March 31, 2011 and December 31, 2010, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $37.5 million and $42.3 million, respectively.  The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes.  During the first quarter of 2011 and 2010, we recognized $3.8 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%.  We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes.  In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million.  The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of March 31, 2011, the remaining unrecognized gain, net of tax, of $3.9 million is recorded as a component of accumulated other comprehensive loss.

At March 31, 2011, we had approximately $36.3 million of variable rate debt.  If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.4 million.  Commercial paper, when outstanding, is issued at current short-term interest rates.  Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Maturing in							Fair Market Value
	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,159.4	$—	$—	$—	$—	$—	$1,159.4	$1,159.4
Weighted Average Interest Rate	0.21%	—	—	—	—	—	0.21%
Foreign Time Deposits	227.5	—	—	—	—	—	227.5	227.5
Weighted Average Interest Rate	0.47%	—	—	—	—	—	0.47%
Other Cash Equivalents	1,272.1	—	—	—	—	—	1,272.1	1,272.1
Weighted Average Interest Rate	0.11%	—	—	—	—	—	0.11%
Total Cash Equivalents and Short-Term Investments	$2,659.0	$—	$—	$—	$—	$—	$2,659.0	$2,659.0
Weighted Average Interest Rate	0.18%	—	—	—	—	—	0.18%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$648.9	$25.0	$—	$—	$—	$1,467.0	$2,140.9	$2,201.7
Weighted Average Interest Rate	5.59%	7.47%	—	—	—	4.74%	5.03%
Other Variable Rate (non-US$)	36.3	—	—	—	—	—	36.3	36.3
Weighted Average Interest Rate	7.19%	—	—	—	—	—	7.19%
Total Debt Obligations (a)	$685.2	$25.0	$—	$—	$—	$1,467.0	$2,177.2	$2,238.0
Weighted Average Interest Rate	5.67%	7.47%	—	—	—	4.74%	5.06%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$37.5
Average Pay Rate	—	—	—	—	—	0.67%	0.67%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at March 31, 2011 include debt obligations of $2,177.2 million and the interest rate swap fair value adjustment of $37.5 million.

	December 31, 2010
	Maturing in							Fair Market Value
	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,716.0	$—	$—	$—	$—	$—	$1,716.0	$1,716.0
Weighted Average Interest Rate	0.25%	—	—	—	—	—	0.25%
Foreign Time Deposits	209.6	—	—	—	—	—	209.6	209.6
Weighted Average Interest Rate	0.45%	—	—	—	—	—	0.45%
Other Cash Equivalents	707.0	—	—	—	—	—	707.0	707.0
Weighted Average Interest Rate	0.38%	—	—	—	—	—	0.38%
Total Cash Equivalents and Short-Term Investments	$2,632.6	$—	$—	$—	$—	$—	$2,632.6	$2,632.6
Weighted Average Interest Rate	0.30%	—	—	—	—	—	0.30%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$642.5	$25.0	$—	$—	$—	$1,466.9	$2,134.4	$2,221.1
Weighted Average Interest Rate	5.59%	7.47%	—	—	—	4.74%	5.02%
Other Variable Rate (non-US$)	28.1	—	—	—	—	—	28.1	28.1
Weighted Average Interest Rate	6.80%	—	—	—	—	—	6.80%
Total Debt Obligations (a)	$670.6	$25.0	$—	$—	$—	$1,466.9	$2,162.5	$2,249.2
Weighted Average Interest Rate	5.64%	7.47%	—	—	—	4.74%	5.05%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$42.3
Average Pay Rate	—	—	—	—	—	0.67%	0.67%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)	Total debt obligations in the unaudited condensed consolidated balance sheet at December 31, 2010 include debt obligations of $2,162.5 million and the interest rate swap fair value adjustment of $42.3 million.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of March 31, 2011 and December 31, 2010.  The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	March 31, 2011		December 31, 2010
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Euro	$1.4	1.39	$—	—
Japanese yen	7.4	80.84	6.0	84.09
Australian dollar	20.5	0.98	15.7	0.98
New Zealand dollar	1.5	0.73	1.1	0.74
Poland zloty	1.6	2.93	2.8	3.03
Singapore dollar	3.9	1.28	—	—

	$36.3		$25.6

Estimated fair value	$(0.9)		$(0.9)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$41.7	1.39	$39.9	1.33

Estimated fair value	$0.7		$0.2

Foreign currency sold — put options:
Canadian dollar	$71.6	1.03	$68.1	1.04
Mexican peso	15.3	12.79	20.0	12.73
Australian dollar	45.2	0.88	44.2	0.87
Brazilian real	38.3	1.92	36.9	1.92
Euro	144.3	1.34	139.4	1.34
Korean won	13.2	1153.66	17.3	1153.22
Turkish lira	16.5	1.56	20.5	1.55

	$344.4		$346.4

Estimated fair value	$4.6		$10.4

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, the end of the quarterly period covered by this report.  Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of March 31, 2011, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The following supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Clayworth v. Allergan, et al.

In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda.  The complaint, as amended, named us and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada.  The complaint sought damages, equitable relief, attorneys’ fees and costs.  In January 2007, the court entered a notice of entry of judgment of dismissal against the plaintiffs, dismissing the plaintiffs’ complaint.  On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California.  In July 2008, the court of appeal affirmed the superior court’s ruling, granting our motion for summary judgment.  In August 2008, the plaintiffs filed a petition for rehearing with the court of appeal, which the court denied.  In September 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California, which the supreme court granted in November 2008.  In July 2010, the supreme court reversed the court of appeal’s judgment and remanded the case to the superior court for further proceedings.  In October 2010, plaintiffs filed a challenge to the assignment of this matter to the presiding judge alleging a conflict of interest.  In November 2010, plaintiffs’ challenge was denied.  In December 2010, plaintiffs filed a petition for writ of mandate in the Court of Appeal of the State of California seeking to overturn the order denying their challenge.  In December 2010, the court of appeal denied the petition.  In December 2010, plaintiffs filed a petition for review with the Supreme Court of the State of California.  In January 2011, the court set trial for August 1, 2011.  In February 2011, the supreme court denied plaintiffs’ petition for review.  In March 2011, the court entered judgment in favor of defendants pursuant to orders granting motions for summary judgment.  In April 2011, plaintiffs filed a notice of appeal to the Court of Appeal of the State of California.

Allergan, Inc. v. Cayman Chemical Company, et al.

In November 2007, we filed a complaint captioned “Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics, Inc., Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedex, Inc.” in the U.S. District Court for the Central District of California.  In the complaint, we allege that the defendants are infringing U.S. Patent No. 6,262,105 licensed to us by Murray A. Johnstone, M.D.  In March 2008, we filed a second amended complaint to add Dr. Johnstone, the holder of U.S. Patent No. 6,262,105, as a plaintiff and to add Global MDRx and ProCyte Corporation, or ProCyte, as defendants.  In April 2008, we filed a motion for leave to file a third amended complaint to add patent infringement claims relating to U.S. Patent No. 7,351,404 against the defendants, and to add Athena Bioscience, LLC and Cosmetic Alchemy, LLC as additional defendants.

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

In June 2009, the court consolidated Allergan, Inc.; Murray A Johnstone, M.D.; and Duke University v. Athena Cosmetics, Inc., et al. with Allergan, Inc. v. Cayman Chemical Company, et al. and set an October 2010 trial date for both cases.  In October 2009, the defendants filed answers, amended answers and/or counterclaims to our first amended complaint.  In February 2010, we and Athena Cosmetic, Inc. filed a stipulation with the court to bifurcate Athena Cosmetic, Inc.’s antitrust and Lanham Act counterclaims into separate trials.  In February 2010, Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic filed a motion for judgment on the pleadings regarding our claim for violation of the California unfair competition statute.  In March 2010, the court granted Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic’s motion for judgment on the pleadings.  In May 2010, we entered into a settlement agreement with Nutra-Luxe M.D., LLC, under which Nutra-Luxe M.D., LLC agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for our dismissing all claims against them.  In May 2010, pursuant to a stipulation filed by the plaintiffs and all defendants against whom there are currently claims pending in the two consolidated actions, the court entered an order stating that a final judgment will be entered on the dismissal of our unfair competition claim against the defendants, permitting us to appeal the dismissal without further delay to the U.S. Court of Appeals for the Federal Circuit, and further stating that all U.S. District Court proceedings in both consolidated actions will be stayed pending completion of our appeal of the dismissal of our unfair competition claim.  In May 2010, we filed a notice of appeal with the court of appeals.  On March 9, 2011, the court of appeals heard oral argument on the appeal and took the matter under submission.

Kramer et al. v. Allergan, Inc.

In July 2008, a complaint entitled “Kramer, Bryant, Spears, Doolittle, Clark, Whidden, Powell, Moore, Hennessey, Sody, Breeding, Downey, Underwood-Boswell, Reed-Momot, Purdon & Hahn v. Allergan, Inc.” was filed in the Superior Court for the State of California for the County of Orange.  The complaint makes allegations against us relating to Botox® and Botox® Cosmetic including failure to warn, manufacturing defects, negligence, breach of implied and express warranties, deceit by concealment and negligent misrepresentation and seeks damages, attorneys’ fees and costs.  In 2009, the plaintiffs Hennessey, Hahn, Underwood-Boswell, Purdon, Moore, Clark, Reed-Momot and Whidden were dismissed without prejudice.  The trial related to plaintiff Spears began in January 2010.  In March 2010, the jury returned a verdict in our favor and the court entered a judgment on the special verdict.  In April 2010, plaintiff Spears filed a motion for a new trial, which the court denied in May 2010.  In June 2010, we and plaintiff Spears entered into a settlement agreement under which we agreed to waive costs in exchange for plaintiff Spears agreeing not to appeal the judgment.  In September 2010, the trial related to plaintiff Bryant began and we subsequently entered into a settlement agreement with plaintiff Bryant.  In April 2011, the court set the trial related to plaintiff Doolittle for November 7, 2011 or, in the alternative, for January 17, 2012.

Zymar® Patent Litigation

In October 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, indicating that Apotex had filed an ANDA with the FDA for a generic version of Zymar®.  In the certification, Apotex contends that U.S. Patent Nos. 5,880,283 and 6,333,045, or the ‘045 patent, both of which are licensed to us and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Apotex product.  In November 2007, we, Senju Pharmaceutical Co., Ltd., or Senju, and Kyorin Pharmaceutical Co., Ltd., or Kyorin, filed a complaint captioned “Allergan, Inc., Senju Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. v. Apotex Inc., et al.” in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of the ‘045 patent.  In January 2008, Apotex filed an answer and a counterclaim, as well as a motion to partially dismiss the plaintiffs’ complaint.  In February 2008, we, Senju and Kyorin filed a response of non-opposition to Apotex’s motion to partially dismiss the complaint.  A three-day bench trial was conducted in January 2010.  In June 2010, the court ruled that Apotex’s proposed generic version of Zymar® infringes claims 1-3, 6, 7 and 9 of the ‘045 patent and that claims 1-3 and 6-9 are invalid as obvious.  The court further ruled that Apotex failed to prove that claims 6 and 7 are invalid for lack of enablement and that Apotex failed to prove that the ‘045 patent is unenforceable for inequitable conduct.  In June 2010, we, Senju and Kyorin filed a motion for a new trial or, alternatively, to amend judgment and findings regarding claim 7.  In July 2010, Apotex filed an answer to our motion and we filed a reply to Apotex’s answer to our motion.  In November 2010, the court dismissed our motion for a new trial without prejudice to renew and opened the record of the litigation so that additional evidence may be submitted.  In April 2011, the court held an evidentiary hearing and another evidentiary hearing is scheduled for May 2011.

In August 2010, we filed a statement of claim entitled “Allergan, et al. & Kyorin Pharmaceutical Co., LTD v. Apotex

Inc., et al.” in the Federal Court of Canada at Ottawa, Ontario, Canada.  The statement of claim alleges that Apotex’s product infringes Canadian Patent No. 1,340,316 covering Zymar®.  In September 2010, Apotex filed a motion to strike the statement of claim.  In November 2010, the court dismissed the motion to strike.  In November 2010, Apotex filed a notice of appeal regarding the dismissed motion to strike.  In April 2011, the court of appeal heard oral argument on the appeal and dismissed the appeal.

In April 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Lupin Limited, or Lupin, indicating that Lupin had filed an ANDA with the FDA seeking approval of a generic form of Zymar® gatifloxacin 0.3% ophthalmic solution.  In the certification, Lupin contends that U.S. Patent Nos. 5,880,283 and the ‘405 patent, listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Lupin product.

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

In July 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson Laboratories, Inc., Watson Pharma, Inc. and Watson Pharmaceuticals, Inc., or Watson, indicating that Watson had filed an ANDA seeking approval of a generic version of Combigan®.  In the certification, Watson contends that U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258, listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Watson product.  In September 2010, we filed a complaint against Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The complaint alleges that Watson’s proposed product infringes U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258.  In October 2010, Watson filed an unopposed motion to dismiss without prejudice Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., which the court granted.  In October 2010, Watson filed an answer to the complaint and counterclaims.  In November 2010, we filed an answer to Watson’s counterclaims.  In March 2011, the Hi-Tech action, the Sandoz action, the Alcon action, and the Apotex action were consolidated with the Watson action.  In April 2011, the court issued its Markman ruling.

In December 2009, we received a Notice of Allegation letter from Sandoz Canada Inc., or Sandoz Canada, indicating that Sandoz Canada had filed an Abbreviated New Drug Submission, or ANDS, under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan® (DIN 02248347).  In the letter, Sandoz Canada contends that Canadian Patent Nos. 2,173,974, 2,225,626 and 2,440,764 are invalid and/or not infringed by the proposed Sandoz Canada product.  In February 2010, we filed a notice of application in the Canadian Federal Court.  The application alleges that Sandoz Canada’s proposed product infringes Canadian Patent Nos. 2,225,626 and 2,440,764.  In February 2010, we received a Notice of Allegation letter from Sandoz Canada indicating that Sandoz Canada had filed an ANDS under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan®.  In the letter, Sandoz Canada contends that Canadian Patent No. 2,357,014 is invalid and/or not infringed by the proposed Sandoz Canada product.  In March 2010, we filed a notice of application in the Canadian Federal Court.  The application alleges that Sandoz Canada’s proposed product infringes Canadian Patent No. 2,357,014.  In May 2010, Sandoz Canada filed two motions to strike the application regarding Canadian Patent No. 2,225,626.  In June 2010, the court denied Sandoz Canada’s first motion to strike.  In August 2010, we entered into an agreement to discontinue our notice of application relating to Canadian Patent No. 2,357,014 in exchange for Sandoz Canada’s withdrawing its pending motion to strike the application regarding Canadian Patent No. 2,225,626.  In April 2011, the court set the trial in this case for October 17, 2011.

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

In November 2010, Paddock filed an answer to the amended complaint and counterclaims regarding U.S. Patent Nos. 7,781,448 and 7,781,449.  In November 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz indicating that Sandoz had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules.  In their certification, Sandoz contends that U.S. Patent Nos. 7,759,359, 7,763,635, 7,781,448 and 7,781,449, listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Sandoz product.

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

In January 2011, we, Endo, and Supernus filed a complaint against Sandoz in the United States District Court for the District of Delaware.  The complaint alleges that Sandoz’s proposed product infringes U.S. Patent Nos. 7,759,359, 7,763,635,

7,781,448 and 7,781,449.  In February 2011, Sandoz filed an answer to our complaint and counterclaims.  In February 2011, the court consolidated this action with the Watson, Sandoz, and Paddock actions.

In March 2011, Watson filed an answer to our complaint and counterclaims regarding U.S. Patent Nos. 7,781,448 and 7,781,449. In April 2011, we, Endo, and Supernus filed an amended answer to Watson’s counterclaims with respect to U.S. Patent Nos. 7,781,448 and 7,781,449.

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

In March 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz indicating that Sandoz had filed an ANDA seeking approval of a generic form of Latisse®, a bimatoprost 0.3% ophthalmic solution.  In the certification, Sandoz contends that U.S. Patent Nos. 7,351,404 and 7,388,029, listed in the Orange Book under Latisse®, are invalid and/or not infringed by the proposed Sandoz product.  In April 2011, we and Duke University filed a complaint against Sandoz in the U.S. District Court for the Middle District of North Carolina.  The complaint alleges that Sandoz’s proposed product infringes U.S. Patent Nos. 7,351,404, 7,388,029 and 6,403,649.

Zymaxid® Patent Litigation

In February 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Lupin, indicating that Lupin had filed an ANDA with the FDA seeking approval of a generic form of Zymaxid® gatifloxacin 0.05% ophthalmic solution.  In the certification, Lupin contends that U.S. Patent Nos. 5,880,283 and 6,333,045, listed in the Orange Book under Zymaxid®, are invalid and/or not infringed by the proposed Lupin product.  In March 2011, we, Senju and Kyorin filed a complaint captioned “Senju Pharmaceutical Co., Ltd., Kyorin Pharmaceutical Co., Ltd., and Allergan, Inc. v. Lupin Limited and Lupin Pharmaceuticals, Inc.” in the U.S. District Court for the District of Delaware.  The complaint alleges that Lupin’s proposed product infringes U.S. Patent Nos. 5,880,283 and 6,333,045.

Government Investigations

In June 2010, we received service of process of a Subpoena from the U.S. Securities and Exchange Commission, or SEC.  The subpoena requests the production of documents relating to our affiliation with Acadia Pharmaceuticals, Inc., or Acadia, and our sale of Acadia securities.  In September 2010, we produced documents responsive to the Subpoena.  In January and March 2011, the SEC issued additional Subpoenas seeking further information, which has been provided.

Stockholder Derivative Litigation

In November 2010, we received a demand for inspection of books and records from U.F.C.W. Local 1776 & Participating Employers Pension Fund, or U.F.C.W.  In November 2010, U.F.C.W. filed a motion to intervene in the Louisiana Municipal Police Employees’ Retirement System action, which was denied by the court in January 2011.  In February 2011, U.F.C.W. filed a complaint to compel inspection of books and records in the Court of Chancery of the State of Delaware.  In March 2011, we filed an answer to the complaint and the court scheduled the final hearing for April 27, 2011.  In April 2011, the court ordered that we produce a limited number of documents to the court for in camera inspection.

In September 2010, Pompano Beach Police & Firefighters’ Retirement System and Western Washington Laborers-Employers Pension Trust filed a stockholder derivative complaint against our then-current Board of Directors and Allergan, Inc. in the U.S. District Court for the Central District of California.  The complaint alleges violations of federal securities laws, breaches of fiduciary duties, abuse of control, gross mismanagement, and corporate waste and seeks, among other things, damages, corporate governance reforms, attorneys’ fees, and costs.  In September 2010, plaintiffs filed a motion for consolidation with the Himmel and Rosenbloom actions, which the court granted in October 2010.  In November 2010, the plaintiffs filed their consolidated complaint.  In December 2010, we filed a motion to stay the consolidated action in favor of the Louisiana Municipal Police Employees’ Retirement System action.  In December 2010, we and the individual defendants filed motions to dismiss the consolidated complaint.  In March 2011, the court denied the motion to stay the consolidated action and we filed a motion for partial stay of the consolidated action in favor of the Louisiana Municipal Police Employees’ Retirement System action.  In April 2011, the court granted the motions to dismiss the consolidated complaint with leave to amend.

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

Item 1A. Risk Factors

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Additionally, FDA marketing approval for our silicone breast implants requires that:

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

We also face a substantial risk of product liability claims from our eye care, neuromodulator, urology, skin care, obesity intervention and facial aesthetics products.  Additionally, our pharmaceutical and medical device products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused, improperly prescribed, improperly implanted or based on faulty surgical technique.  We are subject to adverse event reporting regulations that require us to report to the FDA or similar bodies in other countries if our products are associated with a death or serious injury, even if there is no available evidence of a causal relationship between the adverse event and the product.  Such reports may be publicly released by the FDA and other authorities.  For instance, the FDA maintains a public database, known as the Manufacturer and User Facility Device Experience, or MAUDE, that posts reports of adverse events involving medical devices.  The submission of an adverse event report for a pharmaceutical or medical device product to the FDA and its public release on MAUDE, or other public database, does not, by regulation, reflect a conclusion by us or the FDA that the product caused or contributed to the adverse event.  However, as part of our post-market pharmacovigilance program, we routinely monitor the adverse event reports we receive to identify potential safety issues, known as signals, that may require us to take action with respect to the product, such as a recall or other market action, and/or amending our labeling to add the adverse reaction and/or a new warning or contraindication.  The FDA and other regulatory authorities also monitor adverse event reports to identify safety signals, and may take action in connection with that monitoring, including the imposition on us of additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling, which could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market.  We cannot assure you that the FDA will agree with our assessments of whether a safety signal exists for one of our products.  Furthermore, any adverse publicity associated with adverse events for our products, and related post-market actions, could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the adverse event.

Natural disasters and geo-political events could adversely affect our business.

We are a global company with sales and marketing subsidiaries in over 35 countries and are present in over 100 countries, as supplemented by distributors.  The occurrence of one or more natural disasters, such as earthquakes, tsunamis, hurricanes, floods and tornados, or severe changes in geo-political events, such as wars, civil unrest or terrorist attacks in a country in which we operate or in which our suppliers or distributors are located could adversely affect our business and financial performance.  Such events could result in physical damage to, or the complete loss of, properties or assets that are important to us or to our suppliers or distributors, changes in consumers’ income or purchasing patterns, temporary or long-term disruption in the supply of products to us, or disruption in the distribution of our products.  Any such events and their consequences are unpredictable and could disrupt our operations or the operations of our suppliers or distributors and could have a significant and adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the purchases of our equity securities during the first fiscal quarter of 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2011 to January 31, 2011	720,700	$70.48	720,700	15,759,002
February 1, 2011 to February 28, 2011	684,900	72.18	684,900	16,719,791
March 1, 2011 to March 31, 2011	883,500	70.85	883,500	15,908,401

Total	2,289,100	$71.14	2,289,100	N/A

(1)	We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At March 31, 2011, we held approximately 2.5 million treasury shares under this program. Effective January 1, 2011, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 4.0 million shares to be repurchased, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.
(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the Exhibit Index included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2011

ALLERGAN, INC.

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 4, 2011

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 7, 2008)

10.1	Allergan, Inc. Pension Plan (Restated 2011) (incorporated by reference to Exhibit 10.20 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.2	Allergan, Inc. Executive Severance Pay Plan (Effective January 2011) (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on December 21, 2010)

10.3	Allergan, Inc. 2011 Executive Bonus Plan (incorporated by reference to Annex A to Allergan, Inc.’s Proxy Statement filed on March 8, 2011)

10.4	Allergan, Inc. 2011 Management Bonus Plan (incorporated by reference to Exhibit 10.24 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.5	Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Annex B to Allergan, Inc.’s Proxy Statement filed on March 8, 2011)

10.6	Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan

10.7	Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan

10.8	Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan

10.9	Form of Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan

10.10	Form of Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan

10.11	Form of Restricted Stock Unit Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2011 Incentive Award Plan

10.12	Collaboration Agreement, dated as of January 28, 2011, among MAP Pharmaceuticals, Inc., Allergan USA, Inc., Allergan Sales, LLC and Allergan, Inc.* (incorporated by reference to Exhibit 10.55 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.13	Co-Promotion Agreement, dated as of January 28, 2011, among MAP Pharmaceuticals, Inc., Allergan USA, Inc. and Allergan, Inc.* (incorporated by reference to Exhibit 10.56 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

Exhibit No.	Description
101	The following financial statements are from Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings, (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

*	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission and which portions were granted confidential treatment