Form 10-Q
period 2011-06-30
ALLERGAN INC
filed 2011-08-03
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Yes ☐ No ☒

As of August 1, 2011, there were 307,511,888 shares of common stock outstanding (including 2,453,509 shares held in treasury).

 ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Item  1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Product net sales	$1,400.4	$1,231.7	$2,653.2	$2,337.5
Other revenues	16.8	15.5	35.2	64.4
Total revenues	1,417.2	1,247.2	2,688.4	2,401.9

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	195.3	191.3	378.6	361.5
Selling, general and administrative	566.7	499.0	1,156.2	972.8
Research and development	257.4	187.6	455.1	410.3
Amortization of acquired intangible assets	31.2	37.3	63.7	74.4
Intangible asset impairment and related costs	3.3	—	19.4	—
Restructuring charges	0.1	0.1	4.7	0.7
Operating income	363.2	331.9	610.7	582.2

Non-operating income (expense):
Interest income	1.5	1.2	3.8	2.5
Interest expense	(15.2)	(13.9)	(39.9)	(30.5)
Other, net	(5.5)	14.3	(15.4)	11.3
	(19.2)	1.6	(51.5)	(16.7)

Earnings before income taxes	344.0	333.5	559.2	565.5
Provision for income taxes	95.4	92.0	151.8	155.0

Net earnings	248.6	241.5	407.4	410.5
Net earnings attributable to noncontrolling interest	2.0	1.4	2.5	2.5
Net earnings attributable to Allergan, Inc.	$246.6	$240.1	$404.9	$408.0

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.81	$0.79	$1.33	$1.34
Diluted	$0.79	$0.78	$1.30	$1.33

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and equivalents	$1,856.5	$1,991.2
Short-term investments	299.8	749.1
Trade receivables, net	744.2	647.3
Inventories	242.4	229.4
Other current assets	449.7	376.7
Total current assets	3,592.6	3,993.7
Investments and other assets	261.6	261.4
Deferred tax assets	249.2	217.8
Property, plant and equipment, net	795.1	800.6
Goodwill	2,050.7	2,038.6
Intangibles, net	930.4	996.0
Total assets	$7,879.6	$8,308.1
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$76.1	$28.1
Convertible notes	—	642.5
Accounts payable	200.3	222.5
Accrued compensation	170.9	182.4
Other accrued expenses	474.2	436.8
Income taxes	—	16.1
Total current liabilities	921.5	1,528.4
Long-term debt	1,510.3	1,534.2
Other liabilities	459.1	464.4
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of June 30, 2011 and December 31, 2010	3.1	3.1
Additional paid-in capital	2,702.4	2,815.5
Accumulated other comprehensive loss	(100.3)	(152.9)
Retained earnings	2,530.3	2,225.9
	5,135.5	4,891.6
Less treasury stock, at cost (2,210,000 shares as of June 30, 2011 and 1,987,000 shares as of December 31, 2010)	(171.6)	(133.9)
Total stockholders’ equity	4,963.9	4,757.7
Noncontrolling interest	24.8	23.4
Total equity	4,988.7	4,781.1
Total liabilities and equity	$7,879.6	$8,308.1

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net earnings	$407.4	$410.5
Non-cash items included in net earnings:
Depreciation and amortization	125.9	132.6
Amortization of original issue discount and debt issuance costs	8.8	13.9
Amortization of net realized gain on interest rate swap	(0.7)	(0.7)
Deferred income tax benefit	(44.2)	(5.9)
(Gain) loss on disposal and impairment of assets	(2.1)	0.7
Unrealized loss (gain) on derivative instruments	4.8	(8.2)
Expense of share-based compensation plans	41.9	35.3
Intangible asset impairment	16.1	—
Expense from changes in fair value of contingent consideration	2.3	—
Restructuring charges	4.7	0.7
Gain on investments, net	(0.9)	—
Changes in operating assets and liabilities:
Trade receivables	(79.8)	(47.9)
Inventories	(5.2)	8.4
Other current assets	(12.5)	14.6
Other non-current assets	(6.5)	(2.5)
Accounts payable	(29.0)	(22.2)
Accrued expenses	2.8	1.5
Income taxes	(67.9)	0.7
Other liabilities	15.4	(20.2)
Net cash provided by operating activities	381.3	511.3

Cash flows from investing activities:
Purchases of short-term investments	(324.8)	—
Acquisitions, net of cash acquired	(7.0)	(63.7)
Additions to property, plant and equipment	(46.3)	(30.0)
Additions to capitalized software	(6.1)	(6.7)
Contractual purchase price adjustment to prior acquisition	—	(1.7)
Proceeds from maturities of short-term investments	774.1	—
Proceeds from sale of investments	0.9	—
Proceeds from sale of property, plant and equipment	0.8	—
Net cash provided by (used in) investing activities	391.6	(102.1)

Cash flows from financing activities:
Repayments of convertible borrowings	(808.9)	—
Dividends to stockholders	(30.6)	(30.3)
Payments to acquire treasury stock	(299.0)	(135.7)
Payments of contingent consideration	(3.0)	—
Net borrowings (repayments) of notes payable	22.9	(8.4)
Sale of stock to employees	178.2	56.8
Excess tax benefits from share-based compensation	17.7	1.0
Net cash used in financing activities	(922.7)	(116.6)

Effect of exchange rate changes on cash and equivalents	15.1	(20.1)
Net (decrease) increase in cash and equivalents	(134.7)	272.5
Cash and equivalents at beginning of period	1,991.2	1,947.1
Cash and equivalents at end of period	$1,856.5	$2,219.6

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$34.3	$24.2
Income taxes, net of refunds	$237.8	$161.9

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other period(s).

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

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements. This guidance allows an entity to make an accounting policy election to recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance became effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted. The Company made an accounting policy election to apply the guidance prospectively beginning in the first quarter of 2011 to recognize revenue in its entirety in the period in which a substantive milestone is achieved. The adoption did not have a material impact on the Company’s consolidated financial statements. As of June 30, 2011, the Company has potential future milestone receipts of approximately $473.0 million for the achievement of development, regulatory, and sales milestones in connection with certain collaboration agreements, including $373.0 million related to a development and commercialization agreement that the Company entered into in 2010 with Bristol-Myers Squibb Company that granted Bristol-Myers Squibb Company exclusive worldwide rights to develop, manufacture and commercialize an investigational drug for neuropathic pain. Due to the challenges associated with developing and obtaining

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approval for  pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

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

New Accounting Standards Not Yet Adopted

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance will be effective for fiscal years beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption prohibited. The Company does not expect the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

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

In conjunction with the termination of the existing distributor agreement, the Company paid $33.0 million, including a termination fee and related taxes, which was included in selling, general and administrative (SG&A) expenses in the third quarter of 2010. The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $6.1 million and is required to pay additional contingent consideration based on specified percentages of revenue in Turkey over a five year period from the acquisition date. The estimated fair value of the contingent consideration as of the acquisition date was $36.7 million. The Company recognized goodwill of $31.5 million and intangible assets of $11.3 million based on their estimated fair values at the purchase date. No liabilities were assumed in connection with the purchase. During the three and six month periods ended June 30, 2011, the Company recognized $2.3 million of expense related to the change in the estimated fair value of the contingent consideration liability, which is included in SG&A expenses. During the six month period ended June 30, 2011, the Company made contingent consideration payments of $3.0 million. As of June 30, 2011, the total estimated fair value of the contingent consideration was $41.8 million, of which $5.1 million was included in “Accounts payable” and $36.7 million was included in “Other liabilities.”

Serica Acquisition

On January 15, 2010, the Company completed the acquisition of Serica Technologies, Inc. (Serica), a development stage medical device company based in the United States focused on developing biodegradable silk-based scaffolds for use in tissue reinforcement, for an aggregate purchase price of approximately $63.7 million, net of cash acquired. In connection with the acquisition, the Company acquired assets with a fair value of $96.0 million and assumed liabilities of

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$32.3 million. The acquisition was funded from the Company’s cash and equivalents balances. The Serica acquisition provides the Company with an approved technology that has potential future application in a variety of medical device applications.

Alacer Acquisition

On June 17, 2011, the Company completed the acquisition of Alacer Biomedical, Inc. (Alacer), a development stage medical device company focused on tissue reinforcement, for an aggregate purchase price of approximately $7.0 million, net of cash acquired. In connection with the acquisition, the Company acquired assets with a fair value of $12.3 million, consisting of goodwill of $3.3 million and intangible assets of $9.0 million, and assumed liabilities of $5.3 million, consisting of accrued liabilities of $2.0 million and non-current deferred tax liabilities of $3.3 million.

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

On January 28, 2011, the Company entered into a collaboration agreement and a co-promotion agreement with MAP Pharmaceuticals, Inc. (MAP) for the exclusive development and commercialization by the Company and MAP of Levadex® within the United States to certain headache specialist physicians for the acute treatment of migraine in adults, migraine in adolescents and other indications that may be approved by the parties. Levadex® is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine delivered using MAP’s proprietary Tempo® delivery system, which has completed Phase III clinical development for the acute treatment of migraine in adults. MAP submitted its New Drug Application for Levadex® to the United States Food and Drug Administration (FDA) in May 2011, which the FDA accepted in August 2011. Under the terms of the agreements, the Company made a $60.0 million upfront payment to MAP in February 2011, which was recorded as SG&A expense in the first quarter of 2011. The upfront payment was expensed because Levadex® has not yet achieved regulatory approval. The terms of the agreements also include up to $97.0 million in additional payments to MAP upon MAP meeting certain development and regulatory milestones. If Levadex® receives FDA approval, the Company and MAP will equally share profits from sales of Levadex® generated from its commercialization to neurologists and pain specialists in the United States.

On May 4, 2011, the Company announced a license agreement with Molecular Partners AG pursuant to which the Company obtained exclusive global rights in the field of ophthalmology for MP0112, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases. Under the terms of the agreement, the Company made a $45.0 million upfront payment to Molecular Partners AG in May 2011, which was recorded as R&D expense in the second quarter of 2011. The terms of the agreement also include potential future development, regulatory and sales milestone payments to Molecular Partners AG of up to $375.0 million, as well as potential future royalty payments.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3:  Restructuring Charges and Integration Costs

Discontinued Development of EasyBand™

In March 2011, the Company decided to discontinue development of the EasyBand™ Remote Adjustable Gastric Band System (EasyBand™), a technology that the Company acquired in connection with its 2007 acquisition of EndoArt SA, and close the related research and development facility in Switzerland.

As a result of discontinuing the development of EasyBand™ and the closure of the related research and development facility, in the first quarter of 2011 the Company recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology, fixed asset impairment charges of $2.3 million and a gain of $9.4 million from the substantially complete liquidation of the Company’s investment in a foreign subsidiary. In addition, the Company recorded $4.6 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.5 million of contract termination costs and $0.1 million of other related costs. In the second quarter of 2011, the Company recorded an additional $0.1 million of restructuring charges primarily related to contract termination costs and a reversal of fixed asset impairment charges of $0.1 million.

Other Restructuring Activities and Integration Costs

The Company did not incur any other restructuring charges during the three and six month periods ended June 30, 2011.

Included in the three and six month periods ended June 30, 2010 are $0.4 million and $0.8 million, respectively, of restructuring charges primarily for employee severance related to the Serica acquisition. Included in the three and six month periods ended June 30, 2010 are a $0.3 million restructuring charge reversal primarily for employee severance, one-time termination benefits and contract termination costs related to the Company’s closure of its breast implant manufacturing facility in Arklow, Ireland. Included in the six month period ended June 30, 2010 are $0.1 million of restructuring charges primarily for employee severance and other one-time termination benefits related to the Company’s fiscal year 2009 restructuring plan and $0.1 million of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations.

Included in the three and six month periods ended June 30, 2011 are $0.6 million and $1.6 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses, licensing agreements and collaboration and co-promotion agreements. Included in the three and six month periods ended June 30, 2010 are $0.5 million and $1.5 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and a license, development and commercialization agreement.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4:  Intangibles and Goodwill

Intangibles

At June 30, 2011 and December 31, 2010, the components of intangibles and certain other related information were as follows:

	June 30, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,119.5	$(396.0)	13.4	$1,129.6	$(353.2)	13.4
Customer relationships	42.3	(42.3)	3.1	42.3	(42.3)	3.1
Licensing	185.8	(127.1)	9.3	185.6	(116.7)	9.3
Trademarks	27.7	(25.5)	6.3	27.4	(24.2)	6.3
Core technology	185.9	(67.0)	15.1	189.6	(61.5)	15.2
Other	16.8	(3.0)	9.0	17.0	(1.9)	9.1
	1,578.0	(660.9)	12.7	1,591.5	(599.8)	12.7
Unamortizable Intangible Assets:
In-process research and development	13.3	—		4.3	—
	$1,591.3	$(660.9)		$1,595.8	$(599.8)

Developed technology consists primarily of current product offerings, primarily breast aesthetics products, obesity intervention products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Company’s 2006 acquisition of Inamed Corporation (Inamed), primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires, and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist primarily of acquired product registration rights, distributor relationships, government permits and non-compete agreements. The in-process research and development assets consist of a tissue reinforcement technology that has not yet achieved regulatory approval acquired in connection with the Company’s 2010 acquisition of Serica and an intangible asset associated with technology that is not yet commercialized acquired in connection with the Company’s acquisition of Alacer in June 2011.

In the first quarter of 2011, the Company recorded a pre-tax charge of $16.1 million related to the impairment of the developed technology and core technology associated with EasyBand™ as a result of the discontinued development of the technology.

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three and six month periods ended June 30, 2011 and 2010, respectively:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)		(in millions)
Developed technology	$22.4	$26.8	$45.0	$53.4
Customer relationships	—	—	—	0.3
Licensing	5.1	6.1	10.2	11.9
Trademarks	0.1	1.1	1.2	2.2
Core technology	3.1	3.1	6.3	6.2
Other	0.5	0.2	1.0	0.4
	$31.2	$37.3	$63.7	$74.4

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Estimated amortization expense is $126.4 million for 2011, $120.5 million for 2012, $106.3 million for 2013, $101.3 million for 2014 and $96.2 million for 2015.

Goodwill

Changes in the carrying amount of goodwill by operating segment through June 30, 2011 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2010	$106.4	$1,932.2	$2,038.6
Alacer acquisition	—	3.3	3.3
Foreign exchange translation effects	0.2	8.6	8.8
Balance at June 30, 2011	$106.6	$1,944.1	$2,050.7

Note 5:  Inventories

Components of inventories were:

	June 30, 2011	December 31, 2010
	(in millions)
Finished products	$160.6	$148.2
Work in process	31.3	41.1
Raw materials	50.5	40.1
Total	$242.4	$229.4

At June 30, 2011 and December 31, 2010, approximately $7.3 million and $6.4 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

Note 6:  Convertible Notes

In 2006, the Company issued its 1.50% Convertible Senior Notes due 2026 (2026 Convertible Notes) for an aggregate principal amount of $750.0 million. The 2026 Convertible Notes were unsecured and paid interest semi-annually on the principal amount of the notes at a rate of 1.50% per annum. The 2026 Convertible Notes were scheduled to mature on April 1, 2026, unless previously redeemed by the Company or earlier converted by the note holders. The Company was permitted to redeem the 2026 Convertible Notes at the principal amount plus accrued interest at any time on or after April 5, 2011.

The 2026 Convertible Notes were convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate of 15.7904 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes if the Company’s stock price reached certain specified thresholds or the Company called the 2026 Convertible Notes for redemption. The Company separately measured and accounted for the liability and equity components of the 2026 Convertible Notes.

In the first quarter of 2009, the Company paid $98.3 million to repurchase $100.3 million principal amount of the 2026 Convertible Notes. On March 8, 2011, the Company announced its intention to redeem the remaining 2026 Convertible Notes at the principal amount plus accrued interest on April 5, 2011. Most note holders elected to exercise the conversion feature of the 2026 Convertible Notes prior to redemption. Pursuant to the terms of the 2026 Convertible Notes, the Company elected to pay the full conversion value in cash. The conversion value of a note was based on an average of the daily closing price of the Company’s stock over an averaging period that commenced after the Company received a conversion notice from a note holder. The Company paid approximately $800.3 million in aggregate conversion value for the converted notes at the end of the applicable averaging periods in May 2011. The difference between the amount paid and the principal amount of the converted notes of $641.1 million was recognized as a decrease to additional paid-in capital. In addition, on April 5, 2011 the Company redeemed notes with a principal amount of $8.6 million that were not converted.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $23.8 million and $4.3 million as of June 30, 2011 and December 31, 2010, respectively. The increase in the valuation allowance was primarily due to a corresponding increase in a deferred tax asset that the Company determined required a valuation allowance.

The total amount of unrecognized tax benefits was $39.3 million and $32.5 million as of June 30, 2011 and December 31, 2010, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $33.6 million and $27.5 million as of June 30, 2011 and December 31, 2010, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $7.0 million to $9.0 million due to the settlement of income tax audits in the United States and certain foreign jurisdictions.

Total interest accrued related to uncertainty in income taxes included in the Company’s unaudited condensed consolidated balance sheet was $8.1 million as of June 30, 2011 and December 31, 2010.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and six month periods ended June 30, 2011 and 2010, share-based compensation expense was as follows:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)		(in millions)
Cost of sales	$1.4	$1.1	$2.9	$2.2
Selling, general and administrative	14.3	11.7	27.9	24.6
Research and development	5.4	4.3	11.1	8.5
Pre-tax share-based compensation expense	21.1	17.1	41.9	35.3
Income tax benefit	6.7	5.6	14.1	11.2
Net share-based compensation expense	$14.4	$11.5	$27.8	$24.1

As of June 30, 2011, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $201.8 million, which is expected to be recognized over the next 48 months (35 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of June 30, 2011.

Note 9:  Employee Retirement and Other Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Components of net periodic benefit cost for the three and six month periods ended June 30, 2011 and 2010, respectively, were as follows:

	Three months ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)		(in millions)
Service cost	$6.0	$5.0	$0.5	$0.5
Interest cost	10.7	9.7	0.8	0.9
Expected return on plan assets	(11.1)	(11.5)	—	—
Amortization of prior service costs	—	—	—	—
Recognized net actuarial losses	4.3	2.6	0.2	0.2
Net periodic benefit cost	$9.9	$5.8	$1.5	$1.6

	Six months ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)		(in millions)
Service cost	$12.0	$10.1	$1.1	$1.1
Interest cost	21.4	19.5	1.6	1.7
Expected return on plan assets	(22.2)	(23.1)	—	—
Amortization of prior service costs	—	—	(0.1)	(0.1)
Recognized net actuarial losses	8.6	5.1	0.4	0.5
Net periodic benefit cost	$19.8	$11.6	$3.0	$3.2

In 2011, the Company expects to pay contributions of between $35.0 million and $45.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

In June 2011, the Company amended its U.S. retiree health plan to incorporate health reimbursement arrangement accounts, transition plan participants to individual plans, and cap future medical premium subsidies. In connection with the amendment, the Company remeasured its retiree health plan liability resulting in a reduction of accrued benefit costs associated with the plan of $20.5 million, a decrease in related deferred tax assets of $7.4 million, and an increase in net other comprehensive income of $13.1 million.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10:  Legal Proceedings

The following supplements and amends the discussion set forth in Note 10 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 and in Note 13 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and is limited to certain recent developments concerning the Company’s legal proceedings.

Kramer et al. v. Allergan, Inc.

In June 2011, the Company reached a settlement with plaintiff Doolittle.

Stockholder Derivative Litigation

Louisiana Municipal Police Employees’ Retirement System Action

In June 2011, the court ordered that U.F.C.W. Local 1776 & Participating Employers Pension Fund (U.F.C.W.) may intervene in this action. In July 2011, Louisiana Municipal Police Employees’ Retirement System (LMPERS) and U.F.C.W. filed a second amended complaint. In July 2011, the Company filed a motion to dismiss the second amended complaint.

U.F.C.W. Local 1776 & Participating Employers Pension Fund Action

In April 2011, the court ordered that the Company produce a limited number of documents to the court for in camera inspection, which the Company did. In April 2011, the court ordered that the Company produce a limited number of documents to U.F.C.W., which the Company did in May 2011. In May 2011, U.F.C.W. filed a request for the production of additional documents. In May 2011, the court denied U.F.C.W.’s request and held that these proceedings were concluded.

Pompano Beach Police & Firefighters’ Retirement System Action

In April 2011, the court granted the motions to dismiss the consolidated complaint with leave to amend. In April 2011, the Company filed a request to withdraw the motion for partial stay of the consolidated action, which the court granted. In July 2011, the plaintiffs filed a first amended verified consolidated complaint.

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

Note 11:  Contingencies

In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company. The Company is currently in negotiations with the DoD to seek a waiver of retroactive rebates. As of June 30, 2011, the reserve for the contingent liability is $13.0 million and is included in “Other accrued expenses.”

In the third quarter of 2009, the Company entered into a co-promotion agreement with Quintiles Transnational Corp. (Quintiles), under which Quintiles co-promoted Sanctura XR®, Latisse® and Aczone®, generally targeting primary care physicians. Due to significantly lower than anticipated performance under the agreement, the Company terminated this co-promotion agreement in the third quarter of 2010 and established a reserve for the contingent liability. In the second quarter

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of 2011, the Company settled all outstanding obligations with Quintiles and recorded additional costs of $3.3 million related to the settlement. The aggregate settlement amount, including such related costs, was within the previously disclosed estimated liability range.

Consistent with market practice, the Company recently elected to largely self-insure for future product liability losses related to Botox® and Botox® Cosmetic for injuries alleged to have occurred on or after June 1, 2011. Future product liability losses associated with Botox® and Botox® Cosmetic are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table provides a reconciliation of the change in estimated product warranty liabilities through June 30, 2011:

(in millions)
Balance at December 31, 2010	$30.1
Provision for warranties issued during the period	3.3
Settlements made during the period	(2.6)
Decreases in warranty estimates	(0.1)
Balance at June 30, 2011	$30.7

Current portion	$6.7
Non-current portion	24.0
Total	$30.7

Note 14:  Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.	$246.6	$240.1	$404.9	$408.0

Weighted average number of shares outstanding	304.6	303.3	304.6	303.4
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	5.7	4.0	5.4	3.8
Dilutive effect of assumed conversion of convertible notes outstanding	—	—	0.5	—
Diluted shares	310.3	307.3	310.5	307.2

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.81	$0.79	$1.33	$1.34
Diluted	$0.79	$0.78	$1.30	$1.33

For the three and six month periods ended June 30, 2011, options to purchase 4.7 million and 4.8 million shares of common stock at exercise prices ranging from $73.04 to $81.06 and $62.71 to $81.06 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.

For the three and six month periods ended June 30, 2010, options to purchase 9.1 million and 10.1 million shares of common stock at exercise prices ranging from $55.60 to $65.63 and $47.10 to $65.63 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

exercise of these options calculated under the treasury stock method would be anti-dilutive. There were no potentially diluted common shares related to the Company’s 2026 Convertible Notes for the three and six month periods ended June 30, 2010, as the Company’s average stock price for the respective periods was less than the conversion price of the notes.

Note 15:  Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) for the three and six month periods ended June 30, 2011 and 2010:

	Three months ended
	June 30, 2011			June 30, 2010
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$18.9	$—	$18.9	$(44.8)	$—	$(44.8)
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.4)	0.2	(0.2)	(0.4)	0.2	(0.2)
Net gain on re-measurement of postretirement benefit plan liability	20.5	(7.4)	13.1	—	—	—
Other comprehensive income (loss)	$39.0	$(7.2)	31.8	$(45.2)	$0.2	(45.0)
Net earnings			248.6			241.5
Total comprehensive income			280.4			196.5
Comprehensive income (loss) attributable to noncontrolling interest			2.4			(0.2)
Comprehensive income attributable to Allergan, Inc.			$278.0			$196.7

	Six months ended
	June 30, 2011			June 30, 2010
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$40.9	$—	$40.9	$(64.0)	$—	$(64.0)
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.7)	0.3	(0.4)	(0.7)	0.3	(0.4)
Net gain on re-measurement of postretirement benefit plan liability	20.5	(7.4)	13.1	—	—	—
Other comprehensive income (loss)	$60.7	$(7.1)	53.6	$(64.7)	$0.3	(64.4)
Net earnings			407.4			410.5
Total comprehensive income			461.0			346.1
Comprehensive income attributable to noncontrolling interest			3.5			1.6
Comprehensive income attributable to Allergan, Inc.			$457.5			$344.5

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At June 30, 2011 and December 31, 2010, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $43.2 million and $42.3 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and six month periods ended June 30, 2011, the Company recognized $3.9 million and $7.7 million, respectively, as a reduction of interest expense due to the differential to be received. During the three and six month periods ended June 30, 2010, the Company recognized $3.7 million and $7.5 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three and six month periods ended June 30, 2011 and 2010, the Company recognized $0.4 million and $0.7 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of June 30, 2011, the remaining unrecognized gain of $6.2 million ($3.7 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2011 due to the amortization of deferred holding gains.

No portion of amounts recognized from contracts designated as cash flow hedges was considered to be ineffective during the three and six month periods ended June 30, 2011 and 2010, respectively.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won and Turkish lira. Current changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and six month periods ended June 30, 2011, the Company recognized realized gains on settled foreign currency option contracts of $0.2 million and $0.7 million, respectively, and net unrealized gains (losses) on open foreign currency option contracts of $2.1 million and $(4.8) million, respectively. During the three and six month periods ended June 30, 2010, the Company recognized realized gains on settled foreign currency option contracts of $5.8 million and $7.8 million, respectively, and net unrealized gains on open foreign currency option contracts of $8.9 million and $8.2 million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and six month periods ended June 30, 2011, the Company recognized total realized and unrealized (losses) gains from foreign exchange forward contracts of $(0.6) million and $1.1 million, respectively. During the three and six month periods ended June 30, 2010, the Company recognized total realized and unrealized gains from foreign exchange forward contracts of $3.5 million and $4.2 million, respectively.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At June 30, 2011 and December 31, 2010, foreign currency derivative assets associated with the foreign exchange option contracts of $4.0 million and $10.4 million, respectively, were included in “Other current assets.” At June 30, 2011, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.3 million were included in “Other current assets.” At December 31, 2010, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.7 million were included in “Accounts payable.”

At June 30, 2011 and December 31, 2010, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$43.6	$(0.6)	$25.6	$(0.9)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	42.6	0.9	39.9	0.2
Foreign currency sold — put options	289.2	4.0	346.4	10.4

The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2011 and December 31, 2010, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 30, 2011 and December 31, 2010. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Financial Instruments

At June 30, 2011 and December 31, 2010, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures. The fair value of notes payable, convertible notes and long-term debt are estimated based on quoted market prices and interest rates.

The carrying amount and estimated fair value of the Company’s other financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$1,856.5	$1,856.5	$1,991.2	$1,991.2
Short-term investments	299.8	299.8	749.1	749.1
Non-current non-marketable equity investments	7.7	7.7	7.7	7.7
Notes payable	76.1	77.3	28.1	28.1
Convertible notes	—	—	642.5	651.1
Long-term debt	1,510.3	1,599.3	1,534.2	1,612.3

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At June 30, 2011, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2011, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, the $300.0 million notional amount interest rate swap and contingent consideration. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,206.6	$—	$1,206.6	$—
Foreign time deposits	224.3	—	224.3	—
Other cash equivalents	582.4	—	582.4	—
Foreign exchange derivative assets	4.3	—	4.3	—
Interest rate swap derivative asset	43.2	—	43.2	—
	$2,060.8	$—	$2,060.8	$—
Liabilities
Interest rate swap derivative liability	$43.2	$—	$43.2	$—
Contingent consideration liability	41.8	—	—	41.8
	$85.0	$—	$43.2	$41.8

Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Short-term investments consist of commercial paper. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its derivative instruments as of June 30, 2011 are based upon reasonable estimates and assumptions.

The contingent consideration liability represents future amounts the Company will be required to pay in conjunction with the 2010 purchase of commercial assets from a distributor in Turkey that was accounted for as a business combination. The ultimate amount of future payments is based on specified percentages of the Company’s revenues in Turkey over a five year period from the acquisition date. The Company estimates the fair value of the contingent liability using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. As of June 30, 2011 and December 31, 2010, the total estimated fair value of the contingent consideration was $41.8 million and $44.5 million, respectively. The following table provides a reconciliation of the change in the contingent consideration liability through June 30, 2011:

(in millions)
Balance at December 31, 2010	$44.5
Change in the estimated fair value of the contingent consideration liability	2.3
Settlements made during the period	(3.0)
Foreign exchange translation effects	(2.0)
Balance at June 30, 2011	$41.8

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s chief operating decision maker evaluate operating segments using discrete asset information.

Operating Segments

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)		(in millions)
Product net sales:
Specialty pharmaceuticals	$1,155.3	$1,013.2	$2,183.7	$1,920.5
Medical devices	245.1	218.5	469.5	417.0
Total product net sales	1,400.4	1,231.7	2,653.2	2,337.5
Other corporate and indirect revenues	16.8	15.5	35.2	64.4
Total revenues	$1,417.2	$1,247.2	$2,688.4	$2,401.9

Operating income:
Specialty pharmaceuticals	$468.6	$386.6	$852.8	$698.5
Medical devices	77.9	66.8	145.4	133.9
Total segments	546.5	453.4	998.2	832.4
General and administrative expenses, other indirect costs and other adjustments	154.6	90.1	311.5	186.8
Amortization of acquired intangible assets (a)	25.3	31.3	51.9	62.7
Intangible asset impairment and related costs	3.3	—	19.4	—
Restructuring charges	0.1	0.1	4.7	0.7
Total operating income	$363.2	$331.9	$610.7	$582.2

(a) Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 58.7% and 63.6% of the Company’s total consolidated product net sales for the three month periods ended June 30, 2011 and 2010, respectively. U.S. sales represented 59.7% and 63.1% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2011 and 2010, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the three month periods ended June 30, 2011 and 2010 were 12.7% and 14.2%, respectively, of the Company’s total consolidated product net sales, and 13.6% and 13.2%, respectively, of the Company’s total consolidated product net sales for the six month periods ended June 30, 2011 and 2010. Sales to McKesson Drug Company for the three month periods ended June 30, 2011 and 2010 were 11.9% and 10.7%, respectively, of the Company’s total consolidated product net sales and 13.1% and 12.3%, respectively, of the Company’s total consolidated product net sales for the six month periods ended June 30, 2011 and 2010. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Product Net Sales by Product Line

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)		(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$657.6	$577.8	$1,249.5	$1,089.8
Botox®/Neuromodulator	418.4	360.5	782.9	691.5
Skin Care	65.3	59.3	124.0	109.9
Urologics	14.0	15.6	27.3	29.3
Total Specialty Pharmaceuticals	1,155.3	1,013.2	2,183.7	1,920.5

Medical Devices:
Breast Aesthetics	95.5	81.6	179.6	159.5
Obesity Intervention	54.4	61.9	106.5	123.1
Facial Aesthetics	95.2	75.0	183.4	134.4
Total Medical Devices	245.1	218.5	469.5	417.0

Total product net sales	$1,400.4	$1,231.7	$2,653.2	$2,337.5

Geographic Information

Product Net Sales
	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)		(in millions)
United States	$822.4	$783.7	$1,585.1	$1,474.5
Europe	304.9	234.7	564.9	459.6
Latin America	101.9	79.7	186.3	143.6
Asia Pacific	104.7	76.9	196.9	155.5
Other	66.5	56.7	120.0	104.3
Total product net sales	$1,400.4	$1,231.7	$2,653.2	$2,337.5

Long-Lived Assets
	June 30, 2011	December 31, 2010
	(in millions)
United States	$3,198.1	$3,222.4
Europe	521.4	563.1
Latin America	64.9	65.0
Asia Pacific	56.7	56.3
Other	3.4	3.7
Total	$3,844.5	$3,910.5

Note 19:  Subsequent Events

Effective July 1, 2011, the Company established direct operations in South Africa by acquiring the Company-related parts of Genop Healthcare’s business and assumed responsibility for promotion, marketing and distribution of all of the Company’s products in South Africa. The acquisition was accounted for as a business combination, the terms of which are not material.

On July 22, 2011, the Company acquired all of the outstanding equity securities of Vicept Therapeutics, Inc., a privately-held dermatology company, for an upfront payment of $75.0 million in cash plus up to an aggregate of $200.0 million in payments contingent upon achieving certain future development and regulatory milestones plus additional payments contingent upon acquired products achieving certain sales milestones.

ALLERGAN, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for the three and six month periods ended June 30, 2011 and 2010, and our financial condition at June 30, 2011. The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six month periods ended June 30, 2011 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $4.1 million and $4.4 million at June 30, 2011 and December 31, 2010, respectively. Provisions for cash discounts deducted from consolidated sales in the second quarter of 2011 and 2010 were $15.9 million and $13.7 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first six months of 2011 and 2010 were $30.2 million and $26.1 million, respectively.

We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at June 30, 2011 and December 31, 2010 were $61.6 million and $52.3 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $108.8 million and $104.7 million in the second quarter of 2011 and 2010, respectively. Provisions for sales returns deducted from consolidated sales were $212.7 million and $191.8 million in the first six months of 2011 and 2010, respectively. The increases in the amount of allowances for sales returns at June 30, 2011 compared to December 31, 2010 and the provisions for sales returns in the second quarter and the first six months of 2011 compared to the second quarter and the first six months of 2010 are primarily due to increased sales returns related to breast implant products, principally due to increased product sales volume, and an increase in estimated product return rates for our skin care products in the first six months of 2011 compared to the first six months of 2010. Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $226.1 million and $186.5 million at June 30, 2011 and December 31, 2010, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $182.2 million and $133.3 million in the second quarter of 2011 and 2010, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $356.7 million and $265.0 million in the first six months of 2011 and 2010, respectively. The increases in the amounts accrued at June 30, 2011 compared to December 31, 2010 and the provisions for sales rebates and other incentive programs in the second quarter and the first six months of 2011 compared to the second quarter and the first six months of 2010 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, urology, skin care and facial aesthetics products, an increase in the number of incentive programs offered, additional contractual discounts to federal government agencies related to the recently enacted health care reform legislation, and increased overall product sales volume. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2011 and 2010, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; and actual movements of the U.S. Consumer Price Index for All Urban Consumers, or CPI-U, which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated product net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $7.0 million to $8.0 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.

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

Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 7.25% and 8.25% for 2011 and 2010, respectively. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 5.70% and 5.85% for 2011 and 2010, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan’s investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-

accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2011 pre-tax pension benefit cost by approximately $1.6 million.

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

Product Liability Self-Insurance

Consistent with market practice in our industry, we recently elected to largely self-insure for future product liability losses related to Botox® and Botox® Cosmetic for injuries alleged to have occurred on or after June 1, 2011. Future product liability losses associated with Botox® and Botox® Cosmetic are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use, and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage.

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

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.  Valuation allowances against deferred tax assets were $23.8 million and $4.3 million at June 30, 2011 and December 31, 2010, respectively. The increase in the valuation allowance was primarily due to a corresponding increase in a deferred tax asset that we determined required a valuation allowance. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

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

On July 1, 2010, we completed a business combination agreement and effected a revised distribution agreement with our distributor in Turkey. We paid $33.0 million for the termination of the original distribution agreement and purchased the commercial assets related to the selling of our products in Turkey for $6.1 million in cash and estimated contingent consideration of $36.7 million as of the acquisition date. On January 15, 2010, we acquired Serica Technologies, Inc., or Serica, for an aggregate purchase price of approximately $63.7 million, net of cash acquired. On June 17, 2011, we acquired Alacer Biomedical, Inc., or Alacer, for an aggregate purchase price of approximately $7.0 million, net of cash acquired. We accounted for these acquisitions as business combinations. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

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

We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units. Upon completion of the October 2010 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value. As of June 30, 2011, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis.

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

We discover, develop and commercialize specialty pharmaceutical, biologics, medical devices and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biological, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products. At June 30, 2011, we employed approximately 10,000 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and six month periods ended June 30, 2011 and 2010:

	Three months ended
	June 30,	June 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2011	2010	Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$657.6	$577.8	$79.8	$56.0	$23.8	13.8%	9.7%	4.1%
Botox®/Neuromodulator	418.4	360.5	57.9	42.4	15.5	16.1%	11.8%	4.3%
Skin Care	65.3	59.3	6.0	5.7	0.3	10.1%	9.6%	0.5%
Urologics	14.0	15.6	(1.6)	(1.6)	—	(10.3)%	(10.3)%	—%
Total Specialty Pharmaceuticals	1,155.3	1,013.2	142.1	102.5	39.6	14.0%	10.1%	3.9%
Medical Devices:
Breast Aesthetics	95.5	81.6	13.9	9.7	4.2	17.0%	11.9%	5.1%
Obesity Intervention	54.4	61.9	(7.5)	(9.5)	2.0	(12.1)%	(15.3)%	3.2%
Facial Aesthetics	95.2	75.0	20.2	15.0	5.2	26.9%	20.0%	6.9%
Total Medical Devices	245.1	218.5	26.6	15.2	11.4	12.2%	7.0%	5.2%

Total product net sales	$1,400.4	$1,231.7	$168.7	$117.7	$51.0	13.7%	9.6%	4.1%

Domestic product net sales	58.7%	63.6%
International product net sales	41.3%	36.4%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$108.5	$104.3	$4.2	$0.7	$3.5	4.1%	0.7%	3.4%
Lumigan® Franchise	163.7	130.9	32.8	24.6	8.2	25.1%	18.8%	6.3%
Restasis®	173.6	153.3	20.3	19.9	0.4	13.3%	13.0%	0.3%
Sanctura® Franchise	14.0	15.6	(1.6)	(1.6)	—	(10.3)%	(10.3)%	—%
Latisse®	21.9	23.9	(2.0)	(2.2)	0.2	(8.1)%	(9.1)%	1.0%

	Six months ended
	June 30,	June 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2011	2010	Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,249.5	$1,089.8	$159.7	$131.2	$28.5	14.7%	12.0%	2.7%
Botox®/Neuromodulator	782.9	691.5	91.4	71.3	20.1	13.2%	10.3%	2.9%
Skin Care	124.0	109.9	14.1	13.7	0.4	12.8%	12.5%	0.3%
Urologics	27.3	29.3	(2.0)	(2.0)	—	(6.8)%	(6.8)%	—%
Total Specialty Pharmaceuticals	2,183.7	1,920.5	263.2	214.2	49.0	13.7%	11.2%	2.5%
Medical Devices:
Breast Aesthetics	179.6	159.5	20.1	15.2	4.9	12.6%	9.5%	3.1%
Obesity Intervention	106.5	123.1	(16.6)	(19.3)	2.7	(13.5)%	(15.7)%	2.2%
Facial Aesthetics	183.4	134.4	49.0	42.9	6.1	36.5%	31.9%	4.6%
Total Medical Devices	469.5	417.0	52.5	38.8	13.7	12.6%	9.3%	3.3%

Total product net sales	$2,653.2	$2,337.5	$315.7	$253.0	$62.7	13.5%	10.8%	2.7%

Domestic product net sales	59.7%	63.1%
International product net sales	40.3%	36.9%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$208.7	$198.4	$10.3	$6.1	$4.2	5.2%	3.1%	2.1%
Lumigan® Franchise	305.9	250.5	55.4	46.4	9.0	22.1%	18.5%	3.6%
Restasis®	335.0	286.7	48.3	47.8	0.5	16.9%	16.7%	0.2%
Sanctura® Franchise	27.3	29.3	(2.0)	(2.0)	—	(6.8)%	(6.8)%	—%
Latisse®	47.2	42.7	4.5	4.2	0.3	10.5%	9.7%	0.8%

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

Product net sales increased by $168.7 million in the second quarter of 2011 compared to the second quarter of 2010 due to an increase of $142.1 million in our specialty pharmaceuticals product net sales and an increase of $26.6 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a small decrease in product net sales of our urologics product line. The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line.

Several of our products, including Botox® Cosmetic, Latisse®, over-the-counter artificial tears and our facial aesthetics and breast implant products, are purchased based on consumer choice and have limited reimbursement or are not reimbursable by government or other health care plans and are, therefore, partially or wholly paid for directly by the consumer. As such, the general economic environment and level of consumer spending have a significant effect on our sales of these products.

In March 2010, the U.S. government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, reforming the U.S. health care system. The PPACA includes provisions that have a significant negative impact on our product net sales, including an extension of Medicaid and Medicare benefits to new patient populations, an increase in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and a future increase in the initial coverage limit for Medicare participants. In the first six months of 2011, the additional rebates related to the PPACA had a negative impact of approximately $22.9 million on our product net sales compared to a negative impact of $4.5 million in the first six months of 2010. Based on internal information and assumptions, we currently estimate that the PPACA will have a negative impact on our fiscal year 2011 product net sales of approximately $40.0 million. The PPACA also established an annual non-deductible fee on entities that sell branded prescription drugs or biologics to specified government programs in the United States. We expect this fee will have a negative impact on our selling, general and administrative expenses of approximately $20.4 million in 2011. In addition, we expect incremental price reductions and rebate increases mandated by European governments to have a negative impact on our 2011 product net sales of approximately $40.0 million. In the aggregate, we expect that incremental costs of healthcare reform under the PPACA and the effect of European pricing pressures will have a negative impact on our fiscal year 2011 earnings on a pre-tax equivalent basis of approximately $110.0 million.

Eye care pharmaceuticals product net sales increased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to an increase in net sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in new product sales of our glaucoma drug Lumigan® 0.01%, which was launched in the United States in the fourth quarter of 2010, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Zymaxid®, our next-generation anti-infective product in the fluoroquinolone category indicated for the treatment of bacterial conjunctivitis, which was launched in the second quarter of 2010, an increase in new product sales of Lastacaft™, our topical allergy medication for the treatment and prevention of itching associated with allergic conjunctivitis, which we launched in the United States in January 2011, and an increase in sales of our artificial tears products Refresh® and Refresh® Optive™, partially offset by decreases in sales of our glaucoma drugs Alphagan®, Alphagan® P 0.15% and Lumigan® 0.03%, our older-generation fluoroquinolone Zymar®, our non-steroidal anti-inflammatory drug Acuvail®, and our older generation topical allergy medication Elestat®. Beginning in February 2011 we discontinued the U.S. sales of Zymar®.

In May 2011 a generic version of Elestat® was launched in the United States. In addition, we expect a generic version of Zymar® to be launched in the United States during 2011. While we estimate that our product net sales will be negatively impacted in 2011 due to sales of generic formulations of these products, we expect that any such negative impact on product net sales will be partially offset by increased sales of Lastacaft™ and Zymaxid®. In June 2011, the U.S. patent for Tazorac®, indicated for psoriasis and acne, expired. The United States Food and Drug Administration, or FDA, recently posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene, separately for both psoriasis and acne. Our interpretation is that this will require generic manufacturers to conduct a trial for both indications, at risk, for both indications. To date, no tazarotene bioequivalence trial has been posted on clintrials.gov.

We increased prices on certain eye care pharmaceutical products in the United States in the second half of 2010 and the first half of 2011. Effective January 8, 2011, we increased the published U.S. list price for Restasis®, Alphagan® P 0.1%, Alphagan® P 0.15%, Combigan®, Zymar®, Zymaxid®, Acular®, Acular LS® and Acuvail® by four percent and Lumigan® 0.1% and Lumigan® 0.3% by eight percent. These price increases had a positive net effect on our U.S. sales in the second quarter of 2011 compared to the second quarter of 2010, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

Total sales of Botox® increased in the second quarter of 2011 compared to the second quarter of 2010 due to strong growth in sales for both cosmetic and therapeutic use in all of our principal geographic markets. Sales of Botox® for therapeutic use in the United States benefited from sales for the prophylactic treatment of headaches in adults with chronic migraine and upper limb spasticity, indications which were approved by the FDA in 2010. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 76% in the first quarter of 2011, the last quarter for which market data is available.

Skin care product net sales increased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to an increase in sales of Aczone®, our topical dapsone treatment for acne vulgaris, partially offset by a small decrease in sales of Latisse®, our treatment for inadequate or insufficient eyelashes. Effective January 8, 2011, we increased the published U.S. list price for Aczone® by approximately four percent, and Tazorac® and Avage® by approximately fifteen percent. In addition, effective June 11, 2011, we increased the published U.S. list price for Aczone® by approximately five percent, and Tazorac® and Avage® by approximately an additional ten percent.

Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, decreased in the second quarter of 2011 compared to the second quarter of 2010, primarily due to lower sales of Sanctura®, our twice-a-day anticholinergic for the treatment of overactive bladder, or OAB, which was negatively impacted by the launch of trospium chloride generics in September 2010, partially offset by an increase in sales of Sanctura XR®, our second generation, once-daily anticholinergic for the treatment of OAB. Effective January 8, 2011, we increased the published U.S. list price for Sanctura XR® by eight percent and Sanctura® by ten percent. In addition, effective June 11, 2011, we increased the published U.S. list price for Sanctura XR® by an additional seven percent.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At June 30, 2011, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the second quarter of 2011 compared to the second quarter of 2010 due to increases in sales in all of our principal geographic markets. The increase in sales of breast aesthetics products was primarily due to higher silicone gel implant and tissue expander unit volume.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a decrease in sales in the United States, Canada, Spain and Australia, partially offset by an increase in sales in Latin America. We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted by general economic conditions given the substantial patient co-pays associated with these products, government spending restrictions and access restrictions imposed by insurance plans. In addition, net sales of our obesity intervention products were negatively impacted by a general increase in the U.S. market share of other competitive surgical obesity procedures.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to significant increases in sales in Europe, Canada, Asia Pacific and Latin America, and a moderate increase in the United States. We believe the increase in sales of facial aesthetic products was primarily due to an increase in sales of Juvéderm® XC with lidocaine in the United States, recent launches of Juvéderm® with lidocaine and Juvéderm® Voluma™ in many of our international markets and a global expansion of the dermal filler market, partially offset by a decline in sales of older generation collagen-based dermal fillers, which we discontinued selling in early 2011.

Foreign currency changes increased product net sales by $51.0 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to the strengthening of the euro, Brazilian real, Australian dollar, Canadian dollar and U.K. pound compared to the U.S. dollar.

U.S. product net sales as a percentage of total product net sales decreased by 4.9 percentage points to 58.7% in the second quarter of 2011 compared to U.S. sales of 63.6% in the second quarter of 2010, due primarily to higher sales growth in our international markets compared to the U.S. market for our eye care pharmaceuticals, Botox® and facial aesthetics product lines and a greater percentage decline in sales as measured in local currencies in the U.S. market compared to our total international markets for our obesity intervention product line. Additionally, international sales benefited from a positive translation impact due to a general strengthening of foreign currencies compared to the U.S. dollar in markets where we sold products in the second quarter of 2011 compared to the second quarter of 2010.

The $315.7 million increase in product net sales in the first six months of 2011 compared to the first six months of 2010 was the combined result of an increase of $263.2 million in our specialty pharmaceuticals product net sales and an increase of $52.5 million in our medical devices product net sales.

The increase in specialty pharmaceutical product net sales in the first six months of 2011 compared to the first six months of 2010 was primarily due to the same factors discussed above with respect to the increase in specialty pharmaceuticals product net sales for the second quarter of 2011. In addition, net sales of Latisse®, our treatment for inadequate or insufficient eyelashes, and our glaucoma drug Alphagan® P 0.1% increased in the first six months of 2011 compared to the first six months of 2010 and net sales of our topical acne drug Tazorac® decreased in the first six months of 2011 compared to the first six months of 2010 due to a reduction in promotional activity.

The increase in medical devices product net sales in the first six months of 2011 compared to the first six months of 2010 was primarily due to the same factors discussed above with respect to the increase in medical devices product net sales for the second quarter of 2011. In addition, net sales of facial aesthetics products in the United States experienced a significant increase in the first six months of 2011 compared to the first six months of 2010 primarily due to the February 2010 launch of Juvéderm® XC with lidocaine.

Foreign currency changes increased product net sales by $62.7 million in the first six months of 2011 compared to the first six months of 2010, primarily due to the strengthening of the euro, Brazilian real, Australian dollar, Canadian dollar,  and U.K. pound compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 3.4 percentage points to 59.7% in the first six months of 2011 compared to U.S. sales of 63.1% in the first six months of 2010, due primarily to the same factors described above with respect to the increase in U.S. sales as a percentage of total product net sales in the second quarter of 2011. Additionally, U.S. sales as a percentage of total product net sales benefited from an increase in sales of skin care products, which are highly concentrated in the United States, in the first six months of 2011 compared to the first six months of 2010.

Other Revenues

Other revenues increased $1.3 million to $16.8 million in the second quarter of 2011 compared to $15.5 million in the second quarter of 2010. The increase in other revenues is primarily due to an increase in royalty income from sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement, an increase in royalty income from sales of Lumigan® by Senju Pharmaceutical Co., Ltd., or Senju, in Japan under a licensing agreement and an increase in royalty income from sales of Botox® for therapeutic use in Japan and China by GlaxoSmithKline, or GSK, under a licensing agreement, partially offset by a decrease in reimbursement income, primarily related to a strategic support agreement with GSK.

Other revenues decreased $29.2 million to $35.2 million in the first six months of 2011 compared to $64.4 million in the first six months of 2010, primarily due to the prior year impact of an upfront net licensing fee of $36.0 million that we recognized in the first quarter of 2010 related to an agreement with Bristol-Myers Squibb Company for the exclusive worldwide rights to develop, manufacture and commercialize an investigational medicine for neuropathic pain and a reduction in reimbursement income, primarily related to a strategic support agreement with GSK. These reductions were partially offset by an increase in royalty income in the first six months of 2011 compared to the first six months of 2010 from sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement, an increase in royalty income from sales of Lumigan® by Senju in Japan under a licensing agreement and an increase in royalty income from sales of Botox® for therapeutic use in Japan and China by GSK under a licensing agreement.

Cost of Sales

Cost of sales increased $4.0 million, or 2.1%, in the second quarter of 2011 to $195.3 million, or 13.9% of product net sales, compared to $191.3 million, or 15.5% of product net sales in the second quarter of 2010. This increase in cost of sales primarily resulted from the 13.7% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to lower royalty expenses, volume-based manufacturing efficiencies and positive changes in product mix.

Cost of sales increased $17.1 million, or 4.7%, in the first six months of 2011 to $378.6 million, or 14.3% of product net sales, compared to $361.5 million, or 15.5% of product net sales in the first six months of 2010. This increase in cost of sales primarily resulted from the 13.5% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to the same factors described above with respect to the decrease in cost of sales as a percentage of product net sales for the second quarter of 2011.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $67.7 million, or 13.6%, to $566.7 million, or 40.5% of product net sales, in the second quarter of 2011 compared to $499.0 million, or 40.5% of product net sales, in the second quarter of 2010. SG&A expenses in the second quarter of 2011 include $0.7 million of stockholder derivative litigation costs associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, a $2.3 million charge related to the change in fair value of a contingent consideration liability associated with our purchase of a distributor’s business in Turkey and a fixed asset impairment charge reversal of $0.1 million related to the discontinued development of EasyBand™. SG&A expenses in the second quarter of 2010 include $4.0 million of costs associated with the DOJ investigation that related to sales and marketing practices in connection with Botox®. Excluding the effect of the items described above, SG&A expenses increased $68.8 million, or 13.9%, to $563.8 million, or 40.3% of product net sales, in the second quarter of 2011 compared to $495.0 million, or 40.2% of product net sales in the second quarter of 2010. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling, marketing, promotion and general and administrative expenses and the negative translation impact due to a general strengthening of foreign currencies compared to the U.S. dollar. The increase in selling and marketing expenses in the second quarter of 2011 compared to the second quarter of 2010 principally relates to increased personnel and related incentive compensation costs that support the 13.7% increase in product net sales, and additional costs supporting the expansion of our sales forces, including the addition of new direct operations in Turkey, Poland and the Philippines. The increase in promotion expenses is primarily due to increased professional promotion activity, partially offset by a small decline in direct-to-consumer advertising due to timing, primarily related to Restasis®. The increase in general and administrative expenses is primarily due to the negative impact of the fee established by the PPACA for selling branded pharmaceuticals to certain U.S. government programs, increased compliance costs associated with the Corporate Integrity Agreement entered into in 2010 with the Office of Inspector General of the Department of Health and Human Services, an increase in legal costs, an increase in incentive compensation costs and small increases in information systems, finance and human resource administrative costs.

SG&A expenses increased $183.4 million, or 18.9%, to $1,156.2 million, or 43.6% of product net sales in the first six months of 2011 compared to $972.8 million, or 41.6% of product net sales in the first six months of 2010. SG&A expenses in the first six months of 2011 include an upfront payment of $60.0 million related to a collaboration and co-promotion agreement with MAP Pharmaceuticals, Inc., or MAP, for the development and commercialization of Levadex®, a self-administered, orally inhaled therapy for the acute treatment of migraine in adults that has not yet achieved regulatory approval and other potential indications in the United States, a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary and fixed asset impairment charges of $2.2 million related to the discontinued development of EasyBand™, $2.3 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, and a $2.3 million charge related to the change in fair value of a contingent consideration liability associated with our purchase of a distributor’s business in Turkey. SG&A expenses in the first six months of 2010 include $8.5 million of costs associated with the DOJ investigation that related to sales and marketing practices in connection with Botox®. Excluding the effect of the items described above, SG&A expenses increased $134.5 million, or 13.9%, to $1,098.8 million, or 41.4% of product net sales, in the first six months of 2011 compared to $964.3 million, or 41.3% of product net sales in the first six months of 2010. The increase in SG&A expenses in dollars, excluding the charges described above, is primarily due to the same factors described above with respect to the increase in SG&A expenses for the second quarter of 2011. Additionally, the increase in general and administrative expenses in the first six months of 2011 compared to the first six months of 2010 was also due to an increase in losses from the disposal of fixed assets.

Research and Development

 Research and development, or R&D, expenses increased $69.8 million, or 37.2%, to $257.4 million in the second quarter of 2011, or 18.4% of product net sales, compared to $187.6 million, or 15.2% of product net sales in the second quarter of 2010. R&D expenses in the second quarter of 2011 included a charge of $45.0 million for an upfront payment for the in-licensing of technology for treatment of retinal diseases from Molecular Partners AG that has not yet achieved regulatory approval. Excluding the effect of this charge, R&D expenses increased by $24.8 million, or 13.2% in the second quarter of 2011 compared to the second quarter of 2010. The increase in R&D expenses, excluding the upfront payment to Molecular Partners AG, was primarily due to increased spending on new technology discovery programs, next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, potential new treatment applications for Latisse®, Botox® for the treatment of overactive bladder, hyaluronic-acid based dermal filler products, tissue reinforcement technology acquired in the Serica acquisition and an increase in costs associated with our collaboration with Serenity Pharmaceuticals, LLC, or Serenity, related to the development of technology for the treatment of nocturia, a urological disorder characterized by frequent urination at nighttime, partially offset by a reduction in expenses related to the development of Ozurdex® and a small decrease in spending for breast implant follow-up studies. In the second quarter of 2011 we abandoned our retinoid research assets that we obtained and subsequently developed in connection with the 2001 acquisition of Allergan Specialty Therapeutics, Inc. and will forego any further research, development, or use of the know-how with respect to these assets except as it relates to tazarotene products for topical dermal indications. There was no asset impairment recorded in the second quarter of 2011 related to the abandonment since our development costs for these assets were expensed as incurred.

R&D expenses increased $44.8 million, or 10.9%, to $455.1 million in the first six months of 2011, or 17.2% of product net sales, compared to $410.3 million, or 17.6% of product net sales in the first six months of 2010. R&D expenses in the first six months of 2011 included a charge of $45.0 million for an upfront payment for the in-licensing of technology for treatment of retinal diseases from Molecular Partners AG that has not yet achieved regulatory approval. R&D expenses in the first six months of 2010 included a charge of $43.0 million for an upfront payment for the in-licensing of technology for treatment of nocturia from Serenity, that has not yet achieved regulatory approval. Excluding the effect of these charges, R&D expenses increased by $42.8 million, or 11.7% in the first six months of 2011 compared to the first six months of 2010. The increase in R&D expenses, excluding the upfront payments to Molecular Partners AG and Serenity, was primarily due to the same factors described above with respect to the increase in R&D expenses in the second quarter of 2011 compared to the second quarter of 2010 except for total spending on urology projects, which decreased slightly in the first six months of 2011 compared to the first six months of 2010.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased $6.1 million to $31.2 million in the second quarter of 2011, or 2.2% of product net sales, compared to $37.3 million, or 3.0% of product net sales, in the second quarter of 2010. The decrease in amortization expense in dollars and as a percentage of product net sales is primarily due to the impairment of the Sanctura® intangible assets in the third quarter of 2010, the impairment of the intangible assets associated with the EasyBand™ technology in the first quarter of 2011 and a decline in amortization expense associated with trademarks acquired in connection with our 2006 acquisition of Inamed Corporation, which became fully amortized at the end of the first quarter of 2011, partially offset by an increase in the balance of intangible assets subject to amortization, including a capitalized upfront licensing payment in September 2010 for Lastacaft™ and other intangible assets that we acquired in connection with our July 2010 purchase of our distributor’s business related to our products in Turkey.

Amortization of acquired intangible assets decreased $10.7 million to $63.7 million in the first six months of 2011, or 2.4% of product net sales, compared to $74.4 million, or 3.2% of product net sales, in the first six months of 2010. The decrease in amortization expense in dollars and as a percentage of product net sales is primarily due to the same factors described above with respect to the decrease in amortization of acquired intangible assets in the second quarter of 2011, partially offset by an increase in amortization expense associated with licensing assets related to Botox® Cosmetic distribution rights in Japan and China that we reacquired from GSK in the first quarter of 2010.

Intangible Asset Impairment and Related Costs

In the second quarter of 2011, we recorded additional costs of $3.3 million for the termination of a third-party agreement primarily related to the promotion of Sanctura XR® to general practitioners in the United States associated with the impairment of the Sanctura® assets in the third quarter of 2010.

In March 2011, we decided to discontinue development of EasyBand™, a technology that we acquired in connection with our 2007 acquisition of EndoArt. As a result, in the first quarter of 2011 we recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology.

Restructuring Charges

Restructuring charges were $0.1 million in the second quarter of 2011 and 2010, respectively, and $4.7 million and $0.7 million in the first six months of 2011 and 2010, respectively.

Discontinued Development of EasyBand™

In March 2011, we decided to discontinue development of the EasyBand™ Remote Adjustable Gastric Band System and close the related research and development facility in Switzerland.

As a result of discontinuing the development of EasyBand™ and the closure of the related research and development facility, in the first quarter of 2011 we recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology, fixed asset impairment charges of $2.3 million and a gain of $9.4 million from the substantially complete liquidation of our investment in a foreign subsidiary. In addition, we recorded $4.6 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.5 million of contract termination costs and $0.1 million of other related costs. In the second quarter of 2011, we recorded an additional $0.1 million of restructuring charges primarily related to contract termination costs and a reversal of fixed asset impairment charges of $0.1 million.

Other Restructuring Activities and Integration Costs

We did not incur any other restructuring charges during the three and six month periods ended June 30, 2011.

Included in the three and six month periods ended June 30, 2010 are $0.4 million and $0.8 million, respectively, of restructuring charges primarily for employee severance related to our acquisition of Serica. Included in the three and six month periods ended June 30, 2010 are a $0.3 million restructuring charge reversal primarily for employee severance, one-time termination benefits and contract termination costs related to the closure of our breast implant manufacturing facility in Arklow, Ireland. Included in the six month period ended June 30, 2010 are $0.1 million of restructuring charges primarily for employee severance and other one-time termination benefits related to our fiscal year 2009 restructuring plan and $0.1 million of restructuring charges for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations.

Included in the three and six month periods ended June 30, 2011 are $0.6 million and $1.6 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses, licensing agreements and collaboration and co-promotion agreements. Included in the three and six month periods ended June 30, 2010 are $0.5 million and $1.5 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and a license, development and commercialization agreement.

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

For the second quarter of 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $99.5 million, an upfront licensing fee of $45.0 million to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, a reversal of fixed asset impairment charges of $0.1 million, stockholder derivative litigation costs of $0.7 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, a charge of $2.3 million for the change in fair value of a contingent consideration liability, transaction costs of $0.5 million associated with the purchase of our distributor’s business related to our products in South Africa and the acquisition of Alacer, and other net indirect costs of $6.6 million.

For the second quarter of 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $83.6 million, costs associated with the DOJ investigation regarding our past U.S. sales and marketing practices relating to Botox® of $4.0 million, transaction costs of $0.1 million related to a license, development and commercialization agreement with Serenity, transaction costs of $0.4 million associated with the purchase of our distributor’s business related to our products in Turkey, and other net indirect costs of $2.0 million.

For the first six months of 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $190.1 million, an upfront payment of $60.0 million to MAP for a collaboration and co-promotion agreement related to technology that has not achieved regulatory approval and related transaction costs of $0.6 million, an upfront licensing fee of $45.0 million to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, fixed asset impairment charges of $2.2 million, a gain of $9.4 million from the substantially complete liquidation of the Company’s investment in a foreign subsidiary, stockholder derivative litigation costs of $2.3 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, a charge of $2.3 million for the change in fair value of a contingent consideration liability, integration and transaction costs of $0.9 million associated with the purchases of our distributors’ businesses related to our products in Turkey and South Africa and the acquisition of Alacer, and other net indirect costs of $17.4 million.

For the first six months of 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of licensing fee income of $36.0 million for a development and commercialization agreement with Bristol-Myers Squibb Company, general and administrative expenses of $166.1 million, costs associated with the DOJ investigation regarding our past U.S. sales and marketing practices relating to Botox® of $8.5 million, an upfront licensing fee included in R&D expenses of $43.0 million paid to Serenity for technology that has not achieved regulatory approval and related transaction costs of $0.4 million, integration and transaction costs of $0.5 million related to our acquisition of Serica, transaction costs of $0.6 million associated with the purchase of our distributor’s business related to our products in Turkey, and other net indirect costs of $3.7 million.

The following table presents operating income for each reportable segment for the three and six month periods ended June 30, 2011 and 2010 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)		(in millions)
Operating income:
Specialty pharmaceuticals	$468.6	$386.6	$852.8	$698.5
Medical devices	77.9	66.8	145.4	133.9
Total segments	546.5	453.4	998.2	832.4
General and administrative expenses, other indirect costs and other adjustments	154.6	90.1	311.5	186.8
Amortization of acquired intangible assets (a)	25.3	31.3	51.9	62.7
Intangible asset impairment and related costs	3.3	—	19.4	—
Restructuring charges	0.1	0.1	4.7	0.7
Total operating income	$363.2	$331.9	$610.7	$582.2

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income in the second quarter of 2011 was $363.2 million, or 25.9% of product net sales, compared to consolidated operating income of $331.9 million, or 26.9% of product net sales in the second quarter of 2010. The $31.3 million increase in consolidated operating income was due to a $168.7 million increase in product net sales, a $1.3 million increase in other revenues and a $6.1 million decrease in amortization of acquired intangible assets, partially offset by $3.3 million of intangible asset impairment and related costs, a $4.0 million increase in cost of sales, a $67.7 million increase in SG&A expenses and a $69.8 million increase in R&D expenses.

Our specialty pharmaceuticals segment operating income in the second quarter of 2011 was $468.6 million, compared to operating income of $386.6 million in the second quarter of 2010. The $82.0 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by an increase in promotion, selling and marketing expenses and an increase in R&D expenses.

Our medical devices segment operating income in the second quarter of 2011 was $77.9 million, compared to operating income of $66.8 million in the second quarter of 2010. The $11.1 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line, an increase in overall promotion and selling expenses and an increase in R&D expenses.

Our consolidated operating income in the first six months of 2011 was $610.7 million, or 23.0% of product net sales, compared to consolidated operating income of $582.2 million, or 24.9% of product net sales in the first six months of 2010. The $28.5 million increase in consolidated operating income was due to a $315.7 million increase in product net sales and a $10.7 million decrease in amortization of acquired intangible assets, partially offset by $19.4 million of intangible asset impairment and related costs, a $29.2 million decrease in other revenues, a $17.1 million increase in cost of sales, a $183.4 million increase in SG&A expenses, a $44.8 million increase in R&D expenses and a $4.0 million increase in restructuring charges.

Our specialty pharmaceuticals segment operating income in the first six months of 2011 was $852.8 million, compared to operating income of $698.5 million in the first six months of 2010. The $154.3 million increase in our specialty pharmaceuticals segment operating income was due primarily to the same reasons discussed in the analysis of the second quarter of 2011.

Our medical devices segment operating income in the first six months of 2011 was $145.4 million, compared to operating income of $133.9 million in the first six months of 2010. The $11.5 million increase in our medical devices segment operating income was due primarily to the same reasons discussed in the analysis of the second quarter of 2011.

Non-Operating Income and Expense

Total net non-operating expense in the second quarter of 2011 was $19.2 million compared to total net non-operating income of $1.6 million in the second quarter of 2010. Interest income in the second quarter of 2011 was $1.5 million compared to interest income of $1.2 million in the second quarter of 2010. Interest expense increased $1.3 million to $15.2 million in the second quarter of 2011 compared to $13.9 million in the second quarter of 2010. Interest expense increased primarily due to the issuance in September 2010 of our 3.375% Senior Notes due 2020, or 2020 Notes, and a net decrease in the reversal of previously accrued statutory interest expense resulting from a change in estimate related to uncertain tax positions in the second quarter of 2011 compared to the second quarter of 2010, partially offset by a decrease in interest expense due to the conversion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, in the second quarter of 2011. Other, net expense was $5.5 million in the second quarter of 2011, consisting primarily of $8.0 million in net realized losses from foreign currency transactions, partially offset by a net unrealized gain on derivative instruments of $2.1 million and a gain of $0.4 million on the sale of a third party equity investment. Other, net income was $14.3 million in the second quarter of 2010, consisting primarily of a net unrealized gain on derivative instruments of $8.9 million and $5.2 million in net realized gains from foreign currency transactions.

Total net non-operating expense in the first six months of 2011 was $51.5 million compared to $16.7 million in the first six months of 2010. Interest income in the first six months of 2011 was $3.8 million compared to interest income of $2.5 million in the first six months of 2010. The increase in interest income was primarily due to higher average cash equivalent and short-term investment balances earning interest of approximately $482 million in the first six months of 2011 compared to the first six months of 2010. Interest expense increased $9.4 million to $39.9 million in the first six months of 2011 compared to $30.5 million in the first six months of 2010. Interest expense increased primarily due to the issuance in September 2010 of our 2020 Notes and a charge for statutory interest expense in the first six months of 2011, compared to a reversal of previously accrued statutory interest expense resulting from a change in estimate related to uncertain tax positions in the first six months of 2010, partially offset by a decrease in interest expense due to the conversion of our 2026 Convertible Notes in the second quarter of 2011. Other, net expense was $15.4 million in the first six months of 2011, consisting primarily of a net unrealized loss on derivative instruments of $4.8 million and $12.0 million in net realized losses from foreign currency transactions, partially offset by a gain of $0.9 million on the sale of a third party equity investment. Other, net income was $11.3 million in the first six months of 2010, consisting primarily of a net unrealized gain on derivative instruments of $8.2 million and $2.8 million in net realized gains from foreign currency transactions.

Income Taxes

Our effective tax rate for the second quarter of 2011 was 27.7%. Our effective tax rate for the first six months of 2011 was 27.1%. Included in our earnings before income taxes for the first six months of 2011 are a $60.0 million upfront payment related to a collaboration and co-promotion agreement with MAP, a $45.0 million upfront payment related to a collaboration and license agreement with Molecular Partners AG, an intangible asset impairment charge of $16.1 million, restructuring charges of $4.7 million, fixed asset impairment charges of $2.2 million and a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary resulting from the discontinued development of EasyBand™. In the first six months of 2011, we recorded income tax benefits of $22.2 million associated with the upfront payment related to the collaboration and co-promotion agreement with MAP and income tax benefits of $16.3 million associated with the upfront payment related to the collaboration and license agreement with Molecular Partners AG. In the first six months of 2011, we did not record any tax benefits related to the intangible asset impairment charge, restructuring charges, fixed asset impairment charges and the gain from the substantially complete liquidation of our investment in a foreign subsidiary resulting from the discontinued development of EasyBand™ since we do not expect to be able to utilize tax deductions in the jurisdiction where these costs were incurred. Excluding the impact of the net pre-tax charges of $118.6 million and the net income tax benefits of $38.5 million for the items discussed above, our adjusted effective tax rate for the first six months of 2011 was 28.1%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.

            The calculation of our adjusted effective tax rate for the first six months of 2011 is summarized below:

(in millions)
Earnings before income taxes, as reported	$559.2
Upfront payment for a collaboration and co-promotion agreement with MAP	60.0
Upfront payment for a collaboration and license agreement with Molecular Partners AG	45.0
Restructuring charges	4.7
Aggregate net expense for the fixed asset impairment, gain from the substantially complete liquidation of a foreign subsidiary and intangible asset impairment resulting from the discontinued development of Easyband™	8.9
$677.8

Provision for income taxes, as reported	$151.8
Income tax benefit for:
Upfront payment for a collaboration and co-promotion agreement with MAP	22.2
Upfront payment for a collaboration and license agreement with Molecular Partners AG	16.3
$190.3

Adjusted effective tax rate	28.1%

Our effective tax rate for the second quarter and first six months of 2010 was 27.6% and 27.4%, respectively. Our effective tax rate for the year ended December 31, 2010 was 97.1% and our adjusted effective tax rate for the year ended December 31, 2010 was 28.0%. Included in our earnings before income taxes for 2010 are total pre-tax charges of $609.2 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, a $369.1 million aggregate charge related to the impairment of the Sanctura® Assets and related costs, a $33.0 million charge related to the termination of a distributor agreement in Turkey, a $43.0 million charge for an upfront payment for technology that has not achieved regulatory approval, restructuring charges of $0.3 million and license fee income of $36.0 million related to an upfront fee for product rights we licensed to Bristol-Myers Squibb Company. In 2010, we recorded income tax benefits of $21.4 million related to the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, $140.5 million related to the impairment of the Sanctura® Assets and related costs, $2.8 million related to the termination of a distributor agreement in Turkey, $15.6 million related to the upfront payment for technology that has not achieved regulatory approval and $0.2 million related to the restructuring charges, and an income tax expense of $13.7 million related to the upfront license fee income. Excluding the impact of the net pre-tax charges of $1,018.6 million and the net income tax benefits of $166.8 million for the items discussed above, our adjusted effective tax rate for 2010 was 28.0%.

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

The slight increase in the adjusted effective tax rate to 28.1% in the first six months of 2011 compared to the adjusted effective tax rate for the year ended December 31, 2010 of 28.0% is primarily attributable to certain prior period adjustments and changes in tax positions affecting unrecognized tax benefits.

Net Earnings Attributable to Noncontrolling Interest

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $2.0 million and $1.4 million in the second quarter of 2011 and 2010, respectively.

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $2.5 million in the first six months of 2011 and 2010, respectively.

Net Earnings Attributable to Allergan, Inc.

Our net earnings attributable to Allergan, Inc. in the second quarter of 2011 were $246.6 million compared to net earnings attributable to Allergan, Inc. of $240.1 million in the second quarter of 2010. The $6.5 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $31.3 million, partially offset by the increase in net non-operating expense of $20.8 million, the increase in the provision for income taxes of $3.4 million and the increase in net earnings attributable to noncontrolling interest of $0.6 million.

Our net earnings attributable to Allergan, Inc. in the first six months of 2011 were $404.9 million compared to net earnings attributable to Allergan, Inc. of $408.0 million in the first six months of 2010. The $3.1 million decrease in net earnings attributable to Allergan, Inc. was primarily the result of the increase in net non-operating expense of $34.8 million, partially offset by the increase in operating income of $28.5 million and the decrease in the provision for income taxes of $3.2 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first six months of 2011 was $381.3 million compared to $511.3 million for the first six months of 2010. Cash flow from operating activities decreased in the first six months of 2011 compared to the first six months of 2010 primarily as a result of a decrease in cash from net earnings from operations, including the effect of adjusting for non-cash items, and an increase in cash required to fund changes in trade receivables, inventories, other current assets and income taxes, partially offset by a decrease in cash used to fund changes in other liabilities. The decrease in cash from net earnings from operations in the first six months of 2011 compared to the first six months of 2010 includes the negative impact from an increase in upfront payments for licensing and collaboration agreements of approximately $62.0 million in 2011 compared to 2010 and an upfront licensing fee receipt of $36.0 million in 2010 that did not recur in 2011. In the first six months of 2011, we paid $15.2 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox®. In the first six months of 2011, we paid pension contributions of $9.9 million to our U.S. defined benefit pension plan. We did not make any pension contributions to our U.S. defined benefit pension plan in the first six months of 2010.

Net cash provided by investing activities was $391.6 million in the first six months of 2011 compared to net cash used in investing activities of $102.1 million in the first six months of 2010. In the first six months of 2011, we received $774.1 million from the maturities of short-term investments and $1.7 million from the sale of equity investments and property, plant and equipment. In the first six months of 2011, we purchased $324.8 million of short-term investments and paid $7.0 million, net of cash acquired, for the acquisition of Alacer. Additionally, we invested $46.3 million in new facilities and equipment and $6.1 million in capitalized software. In the first six months of 2010, we paid $63.7 million, net of cash acquired, for the acquisition of Serica and $1.7 million for a contractual purchase price adjustment related to our 2009 acquisition of Samil Allergan Ophthalmic Joint Venture Company. Additionally, we invested $30.0 million in new facilities and equipment and $6.7 million in capitalized software. We currently expect to invest between $160.0 million and $180.0 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2011.

Net cash used in financing activities was $922.7 million in the first six months of 2011 compared to $116.6 million in the first six months of 2010. In the first six months of 2011, we paid $808.9 million for the repayment and conversion of our

2026 Convertible Notes ($649.7 million principal amount and $159.2 million equity repurchase), repurchased 4.0 million shares of our common stock for $299.0 million, paid $30.6 million in dividends to stockholders and paid contingent consideration of $3.0 million. This use of cash was partially offset by $22.9 million in net borrowing of notes payable, $178.2 million received from the sale of stock to employees and $17.7 million in excess tax benefits from share-based compensation. In the first six months of 2010, we repurchased 2.2 million shares of our common stock for $135.7 million, had net repayments of notes payable of $8.4 million and paid $30.3 million in dividends. This use of cash was partially offset by $56.8 million received from the sale of stock to employees and $1.0 million in excess tax benefits from share-based compensation.

Effective August 2, 2011, our Board of Directors declared a cash dividend of $0.05 per share, payable September 8, 2011 to stockholders of record on August 18, 2011.

We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At June 30, 2011, we held approximately 2.2 million treasury shares under this program. Effective July 1, 2011, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 2.0 million shares to be repurchased through December 31, 2011, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

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

At June 30, 2011, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility expires in May 2012. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $600.0 million in borrowings. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at June 30, 2011. At June 30, 2011, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program (maturing April 2012), $20.0 million in borrowings outstanding under the real estate mortgage, $51.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.

On March 8, 2011, we announced our intention to redeem the 2026 Convertible Notes at the principal amount plus accrued interest on April 5, 2011. Most note holders elected to exercise the conversion feature of the 2026 Convertible Notes prior to redemption and we elected to pay the full conversion value in cash. We paid approximately $800.3 million in aggregate conversion value for the converted notes with an aggregate principal amount of $641.1 million in May 2011. In addition, on April 5, 2011 we redeemed notes with a principal amount of $8.6 million that were not converted.

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

On January 28, 2011, we entered into a collaboration agreement and a co-promotion agreement with MAP for the exclusive development and commercialization by us and MAP of Levadex® within the United States to certain headache specialist physicians for the acute treatment of migraine in adults, migraine in adolescents and other indications that may be approved by the parties. Under the terms of the agreements, we made a $60.0 million upfront payment to MAP in February 2011. The terms of the agreements also include up to $97.0 million in additional payments to MAP upon MAP meeting certain development and regulatory milestones. On August 2, 2011, MAP announced that it acheived a regulatory filing acceptance milestone event for Levadex® with the FDA that requires us to make a $20.0 million milestone payment in our third fiscal quarter of 2011.

On May 4, 2011, we announced a license agreement with Molecular Partners AG, pursuant to which we obtained exclusive global rights in the field of ophthalmology for MP0112, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases. Under the terms of the agreement, we made a $45.0 million upfront payment to Molecular Partners AG in May 2011. The terms of the agreement also include potential future development, regulatory and sales milestone payments to Molecular Partners AG of up to $375.0 million, as well as potential future royalty payments.

On July 22, 2011, we acquired all of the outstanding equity securities of Vicept Therapeutics, Inc., a privately-held dermatology company, for an upfront payment of $75.0 million in cash plus up to an aggregate of $200.0 million in payments contingent upon achieving certain future development and regulatory milestones plus additional payments contingent upon acquired products achieving certain sales milestones.

In May 2011, a generic version of Elestat® was launched in the United States and we expect a generic version of Zymar® to be launched in the United States during 2011. In addition, generic versions of some branded pharmaceutical products sold by our competitors have been launched or are expected to be launched in the United States during 2011. We do not believe that our liquidity will be materially impacted in 2011 by generic competition.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At June 30, 2011 and December 31, 2010, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $43.2 million and $42.3 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and six month periods ended June 30, 2011, we recognized $3.9 million and $7.7 million, respectively, as a reduction of interest expense due to the differential to be received. During the three and six month periods ended June 30, 2010, we recognized $3.7 million and $7.5 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of June 30, 2011, the remaining unrecognized gain, net of tax, of $3.7 million is recorded as a component of accumulated other comprehensive loss.

At June 30, 2011, we had approximately $51.1 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.5 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Maturing in							Fair Market Value
	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,206.6	$—	$—	$—	$—	$—	$1,206.6	$1,206.6
Weighted Average Interest Rate	0.14%	—	—	—	—	—	0.14%
Foreign Time Deposits	224.3	—	—	—	—	—	224.3	224.3
Weighted Average Interest Rate	0.80%	—	—	—	—	—	0.80%
Other Cash Equivalents	582.4	—	—	—	—	—	582.4	582.4
Weighted Average Interest Rate	0.29%	—	—	—	—	—	0.29%
Total Cash Equivalents and Short-Term Investments	$2,013.3	$—	$—	$—	$—	$—	$2,013.3	$2,013.3
Weighted Average Interest Rate	0.26%	—	—	—	—	—	0.26%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$25.0	$—	$—	$—	$1,467.1	$1,492.1	$1,582.3
Weighted Average Interest Rate	—	7.47%	—	—	—	4.74%	4.78%
Other Variable Rate (non-US$)	51.1	—	—	—	—	—	51.1	51.1
Weighted Average Interest Rate	8.33%	—	—	—	—	—	8.33%
Total Debt Obligations (a)	$51.1	$25.0	$—	$—	$—	$1,467.1	$1,543.2	$1,633.4
Weighted Average Interest Rate	8.33%	7.47%	—	—	—	4.74%	4.90%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$43.2
Average Pay Rate	—	—	—	—	—	0.61%	0.61%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)
Total debt obligations in the unaudited condensed consolidated balance sheet at June 30, 2011 include debt obligations of $1,543.2 million and the interest rate swap fair value adjustment of $43.2 million.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of June 30, 2011 and December 31, 2010. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	June 30, 2011		December 31, 2010
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$9.9	80.49	$6.0	84.09
Australian dollar	27.2	1.04	15.7	0.98
New Zealand dollar	2.4	0.80	1.1	0.74
Poland zloty	2.5	2.82	2.8	3.03
Singapore dollar	1.6	1.23	—	—
	$43.6		$25.6
Estimated fair value	$(0.6)		$(0.9)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$42.6	1.42	$39.9	1.33
Estimated fair value	$0.9		$0.2

Foreign currency sold — put options:
Canadian dollar	$70.4	1.01	$68.1	1.04
Mexican peso	10.4	12.85	20.0	12.73
Australian dollar	46.5	0.92	44.2	0.87
Brazilian real	38.0	1.87	36.9	1.92
Euro	104.3	1.33	139.4	1.34
Korean won	9.6	1153.91	17.3	1153.22
Turkish lira	10.0	1.57	20.5	1.55
	$289.2		$346.4
Estimated fair value	$4.0		$10.4

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of June 30, 2011, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The following supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1 “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 and is limited to certain recent developments concerning our legal proceedings.

Allergan, Inc. v. Cayman Chemical Company, et al.

On May 24, 2011, the U.S. Court of Appeals for the Federal Circuit issued its opinion reversing the judgment of the U.S. District Court, which had dismissed our unfair competition claim against the defendants.

Kramer et al. v. Allergan, Inc.

In June 2011, we reached a settlement with plaintiff Doolittle.

Alphagan® P Patent Litigation

On May 19, 2011, the U.S. Court of Appeals for the Federal Circuit issued its opinion, affirming-in-part and reversing-in-part the judgment of the U.S. District Court for the District of Delaware. In June 2011, Apotex filed with the court of appeals a petition for rehearing en banc.

Zymar® Patent Litigation

In April and May 2011, the court in the Apotex action held evidentiary hearings.

In April 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Lupin Limited, or Lupin, indicating that Lupin had filed an ANDA with the FDA seeking approval of a generic form of Zymar® gatifloxacin 0.3% ophthalmic solution. In the certification, Lupin contends that U.S. Patent No. 5,880,283, or the ‘283 patent, and the ‘045 patent, listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Lupin product. In May 2011, we, Senju and Kyorin filed a complaint against Lupin and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that Lupin’s proposed product infringes the ‘283 and ‘045 patents. In May 2011, we, Senju and Kyorin filed an amended complaint. In July 2011, Lupin filed an answer to the amended complaint and counterclaims.

Combigan® Patent Litigation

In May 2011, we entered into a settlement and license agreement with Hi-Tech. In June 2011, the court entered an order granting a stipulation of dismissal with prejudice as to Hi-Tech. In July 2011, the defendants filed a motion for partial summary judgment. In July 2011, the court granted defendants’ motion for partial summary judgment.

In May 2011, the court in the Apotex Canada action set the trial for January 24, 2012.

Sanctura XR® Patent Litigation

In  May 2011, the court held a bench trial and took the matter under submission.

Latisse® Patent Litigation

In May 2011, the court scheduled the trial in the Apotex and Sandoz actions for October 1, 2012. In May 2011, Sandoz filed an answer to our complaint and counterclaims. In June 2011, we filed an answer to Sandoz’s counterclaims.

In July 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Hi-Tech indicating that Hi-Tech had filed an ANDA seeking approval of a generic form of  Latisse®, a bimatoprost 0.3% ophthalmic solution. In the certification, Hi-Tech contends that U.S. Patent Nos. 7,388,029 and 7,351,404, listed in the Orange Book under Latisse®, are invalid and/or not infringed by the proposed Hi-Tech product.

Zymaxid® Patent Litigation

In May 2011, we, Senju and Kyorin filed an amended complaint. In June 2011, Lupin filed an answer to the amended complaint and counterclaims. In June 2011, we, Senju and Kyorin filed an answer to Lupin’s counterclaims.

Lumigan® 0.01% Patent Litigation

In July 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz, Inc., or Sandoz, indicating that Sandoz had filed an ANDA with the FDA seeking approval of a generic form of Lumigan® 0.01% bimatoprost ophthalmic solution. In the certification, Sandoz contends that U.S. Patent Nos. 5,688, 819 and 7,851,504, listed in the Orange Book under Lumigan® 0.01%, are invalid and/or not infringed by the proposed Sandoz product.

Stockholder Derivative Litigation

Louisiana Municipal Police Employees’ Retirement System Action

In June 2011, the court ordered that U.F.C.W. Local 1776 & Participating Employers Pension Fund, or U.F.C.W., may intervene in this action. In July 2011, Louisiana Municipal Police Employees’ Retirement System, or LMPERS, and U.F.C.W. filed a second amended complaint. In July 2011, we filed a motion to dismiss the second amended complaint.

U.F.C.W. Local 1776 & Participating Employers Pension Fund Action

In April 2011, the court ordered that we produce a limited number of documents to the court for in camera inspection, which we did. In April 2011, the court ordered that we produce a limited number of documents to U.F.C.W., which we did in May 2011. In May 2011, U.F.C.W. filed a request for the production of additional documents. In May 2011, the court denied U.F.C.W.’s request and held that these proceedings were concluded.

Pompano Beach Police & Firefighters’ Retirement System Action

In April 2011, the court granted the motions to dismiss the consolidated complaint with leave to amend. In April 2011, we filed a request to withdraw the motion for partial stay of the consolidated action, which the court granted. In July 2011, the plaintiffs filed a first amended verified consolidated complaint.

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

Item 1A.  Risk Factors

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

We may experience losses due to product liability claims, product recalls or corrections.

The design, development, manufacture and sale of our products involve an inherent risk of product liability or other claims by consumers and other third parties. We have in the past been, and continue to be, subject to various product liability claims and lawsuits. In addition, we have in the past and may in the future recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons. Consistent with market practice in our industry, we recently elected to largely self-insure for future product liability losses related to Botox® and Botox® Cosmetic for injuries alleged to have occurred on or after June 1, 2011, and our self-insured retentions or deductibles were materially increased concurrently with such election. This decision was made based on current conditions in the insurance marketplace in our industry that have led to increases in levels of self-insured retentions, number of coverage limitations and insurance premium rates. The change in third-party insurance coverage for product liability losses related to Botox® and Botox® Cosmetic increases our potential exposure to unanticipated claims and adverse decisions. Our self-insurance program is based on historical loss trends and we can provide no assurance that our self-insurance program accruals will be adequate to cover future losses. Furthermore, our third-party insurance coverage may be inadequate to satisfy all liabilities we might incur. We may experience material losses due to product liability claims, lawsuits, product recalls or corrections.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the purchases of our equity securities during the second fiscal quarter of 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2011 to April 30, 2011	420,000	$74.89	420,000	15,642,942
May 1, 2011 to May 31, 2011	565,000	81.31	565,000	16,841,193
June 1, 2011 to June 30, 2011	725,900	80.90	725,900	16,190,446
Total	1,710,900	$79.56	1,710,900	N/A

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At June 30, 2011, we held approximately 2.2 million treasury shares under this program. Effective July 1, 2011, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 2.0 million shares to be repurchased through December 31, 2011, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

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

Date: August 3, 2011

ALLERGAN, INC.

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011)

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 7, 2008)

10.1	First Amendment to Collaboration Agreement, dated as of May 10, 2011, among MAP Pharmaceuticals, Inc., Allergan USA, Inc., Allergan Sales, LLC and Allergan, Inc.*

10.2	Amendment to License, Development, Supply and Distribution Agreement, dated as of June 13, 2011, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.*

10.3
Agreement and Plan of Merger, dated as of July 18, 2011, among Allergan, Inc., Erythema Acquisition, Inc., Vicept Therapeutics, Inc. and the Shareholders’ Representative* (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on July 22, 2011)

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

101
The following financial statements are from Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings, (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

*	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission