Form 10-Q
period 2011-09-30
ALLERGAN INC
filed 2011-11-04
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 307,511,888 shares of common stock outstanding (including 2,479,847 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Item  1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Product net sales	$1,311.1	$1,192.0	$3,964.3	$3,529.5
Other revenues	17.3	16.2	52.5	80.6
Total revenues	1,328.4	1,208.2	4,016.8	3,610.1

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	188.1	177.7	566.7	539.2
Selling, general and administrative	538.5	517.3	1,694.7	1,490.1
Research and development	221.3	194.0	676.4	604.3
Amortization of acquired intangible assets	31.9	31.1	95.6	105.5
Legal settlement	—	609.9	—	609.9
Impairment of intangible assets and related costs	4.3	369.1	23.7	369.1
Restructuring charges (reversal)	(0.1)	0.1	4.6	0.8
Operating income (loss)	344.4	(691.0)	955.1	(108.8)

Non-operating income (expense):
Interest income	1.8	1.6	5.6	4.1
Interest expense	(15.2)	(20.4)	(55.1)	(50.9)
Other, net	25.8	(17.9)	10.4	(6.6)
	12.4	(36.7)	(39.1)	(53.4)

Earnings (loss) before income taxes	356.8	(727.7)	916.0	(162.2)
Provision (benefit) for income taxes	105.8	(59.0)	257.6	96.0

Net earnings (loss)	251.0	(668.7)	658.4	(258.2)
Net earnings attributable to noncontrolling interest	1.2	1.8	3.7	4.3
Net earnings (loss) attributable to Allergan, Inc.	$249.8	$(670.5)	$654.7	$(262.5)

Earnings (loss) per share attributable to Allergan, Inc. stockholders:
Basic	$0.82	$(2.21)	$2.15	$(0.87)
Diluted	$0.81	$(2.21)	$2.11	$(0.87)

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and equivalents	$2,212.0	$1,991.2
Short-term investments	66.5	749.1
Trade receivables, net	710.9	647.3
Inventories	242.1	229.4
Other current assets	451.1	376.7
Total current assets	3,682.6	3,993.7
Investments and other assets	266.9	261.4
Deferred tax assets	151.4	217.8
Property, plant and equipment, net	791.1	800.6
Goodwill	2,093.2	2,038.6
Intangibles, net	1,198.8	996.0
Total assets	$8,184.0	$8,308.1
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$78.8	$28.1
Convertible notes	—	642.5
Accounts payable	190.1	222.5
Accrued compensation	186.9	182.4
Other accrued expenses	467.9	436.8
Income taxes	—	16.1
Total current liabilities	923.7	1,528.4
Long-term debt	1,516.2	1,534.2
Other liabilities	615.6	464.4
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,512,000 shares as of September 30, 2011 and December 31, 2010	3.1	3.1
Additional paid-in capital	2,725.5	2,815.5
Accumulated other comprehensive loss	(179.0)	(152.9)
Retained earnings	2,752.2	2,225.9
	5,301.8	4,891.6
Less treasury stock, at cost (2,459,000 shares as of September 30, 2011 and 1,987,000 shares as of December 31, 2010)	(196.1)	(133.9)
Total stockholders’ equity	5,105.7	4,757.7
Noncontrolling interest	22.8	23.4
Total equity	5,128.5	4,781.1
Total liabilities and equity	$8,184.0	$8,308.1

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net earnings (loss)	$658.4	$(258.2)
Non-cash items included in net earnings (loss):
Depreciation and amortization	189.4	193.9
Amortization of original issue discount and debt issuance costs	9.2	21.0
Amortization of net realized gain on interest rate swap	(1.0)	(1.0)
Deferred income tax benefit	(50.8)	(150.6)
(Gain) loss on disposal and impairment of assets	(2.1)	12.1
Unrealized (gain) loss on derivative instruments	(12.0)	7.0
Expense of share-based compensation plans	64.3	53.4
Legal settlement	—	609.9
Impairment of intangible assets and related costs	20.4	369.1
Expense from changes in fair value of contingent consideration	2.3	—
Restructuring charges	4.6	0.8
Gain on investments, net	(1.4)	—
Changes in operating assets and liabilities:
Trade receivables	(81.7)	(11.4)
Inventories	(19.4)	0.9
Other current assets	(26.4)	3.1
Other non-current assets	(13.4)	(10.5)
Accounts payable	(32.1)	(23.4)
Accrued expenses	21.9	33.4
Income taxes	(37.9)	(21.5)
Other liabilities	9.2	(7.1)
Net cash provided by operating activities	701.5	820.9

Cash flows from investing activities:
Purchases of short-term investments	(391.2)	(499.3)
Acquisitions, net of cash acquired	(98.9)	(69.8)
Additions to property, plant and equipment	(75.4)	(50.3)
Additions to capitalized software	(7.9)	(10.2)
Additions to intangible assets	(0.3)	(18.5)
Contractual purchase price adjustment to prior acquisition	—	(1.7)
Proceeds from maturities of short-term investments	1,073.9	—
Proceeds from sale of equity investments	1.4	—
Proceeds from sale of property, plant and equipment	1.1	—
Net cash provided by (used in) investing activities	502.7	(649.8)

Cash flows from financing activities:
Repayments of convertible borrowings	(808.9)	—
Dividends to stockholders	(45.8)	(45.4)
Payments to acquire treasury stock	(374.0)	(198.9)
Payments of contingent consideration	(3.0)	—
Net borrowings (repayments) of notes payable	25.7	(3.0)
Debt issuance costs	—	(6.0)
Proceeds from issuance of senior notes, net of discount	—	648.0
Sale of stock to employees	205.7	90.6
Excess tax benefits from share-based compensation	20.8	4.7
Net cash (used in) provided by financing activities	(979.5)	490.0

Effect of exchange rate changes on cash and equivalents	(3.9)	(4.9)
Net increase in cash and equivalents	220.8	656.2
Cash and equivalents at beginning of period	1,991.2	1,947.1
Cash and equivalents at end of period	$2,212.0	$2,603.3

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$46.7	$25.3
Income taxes, net of refunds	$307.6	$269.1

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other period(s).

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Recently Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting standards update that provides guidance on the recognition and classification of the annual fee imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, on pharmaceutical companies that sell branded prescription drugs or biologics to specified government programs in the United States. Under this guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying sale with a corresponding deferred cost that is amortized to operating expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year in which it is payable. The annual fee ranges from $2.5 billion to $4.1 billion for all affected entities in total, a portion of which will be allocated to the Company on the basis of the amount of its branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. The annual fee is not deductible for federal income tax purposes. This guidance became effective for calendar years beginning after December 31, 2010. The Company adopted the provisions of the guidance in the first quarter of 2011 and currently estimates the annual fee for 2011 to be approximately $23.2 million.

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

In December 2010, the FASB issued an accounting standards update that requires an entity to disclose pro forma revenue and earnings of the combined entity for both the year in which a business combination occurred and the prior year as if the business combination had occurred as of the beginning of the prior year only. This guidance became effective prospectively for business combinations occurring in fiscal years beginning after December 15, 2010. The Company adopted the provisions of the guidance in the first quarter of 2011. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements. This guidance allows an entity to make an accounting policy election to recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance became effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted. The Company made an accounting policy election to apply the guidance prospectively beginning in the first quarter of 2011 to recognize revenue in its entirety in the period in which a substantive milestone is achieved. The adoption did not have a material impact on the Company’s consolidated financial statements. As of September 30, 2011, the Company has potential future milestone receipts of approximately $473.0 million for the achievement of development, regulatory and sales milestones in connection with certain collaboration agreements, including $373.0 million related to a development and commercialization agreement that the Company entered into in 2010 with Bristol-Myers Squibb Company that granted Bristol-Myers Squibb Company exclusive worldwide rights to develop,

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

manufacture and commercialize an investigational drug for neuropathic pain. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

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

New Accounting Standards Not Yet Adopted

In September 2011, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

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

Note 2:  Acquisitions and Collaborations

Precision Light Acquisition

On August 8, 2011, the Company completed the acquisition of Precision Light, Inc. (Precision Light), a privately-held medical device company based in the United States focused on developing breast, facial and body imaging systems to simulate the outcome of aesthetic medical procedures, including breast surgery, for an upfront payment of $11.7 million, net of cash acquired. The Company is also required to pay additional contingent consideration based on the achievement of certain commercial milestones. The estimated fair value of the contingent consideration as of the acquisition date was $6.2 million. In connection with the acquisition, the Company acquired assets with a fair value of $28.5 million, consisting of an intangible asset of $20.4 million, non-current deferred tax assets of $1.5 million and goodwill of $6.6 million, and assumed liabilities of $10.6 million, consisting of current liabilities of $3.1 million and non-current deferred tax liabilities of $7.5 million. The intangible asset relates to distribution rights that have an estimated useful life of five years. As of September 30, 2011, the total estimated fair value of the contingent consideration of $6.2 million was included in “Other liabilities.”

Vicept Acquisition

On July 22, 2011, the Company completed the acquisition of Vicept Therapeutics, Inc. (Vicept), a privately-held dermatology company based in the United States focused on developing a novel compound to treat erythema (redness) associated with rosacea, for an upfront payment of $74.1 million, net of cash acquired, plus up to an aggregate of $200.0 million in payments contingent upon achieving certain future development and regulatory milestones plus additional payments contingent upon acquired products achieving certain sales milestones. The estimated fair value of the contingent

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consideration as of the acquisition date was $163.0 million. In connection with the acquisition, the Company acquired assets with a fair value of $343.4 million, consisting of an in-process research and development asset of $287.0 million, non-current deferred tax assets of $6.5 million and goodwill of $49.9 million, and assumed liabilities of $106.3 million, consisting of current liabilities of $2.2 million and non-current deferred tax liabilities of $104.1 million. As of September 30, 2011, the total estimated fair value of the contingent consideration of $163.0 million was included in “Other liabilities.”

The Company estimated the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. The Company estimated the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of acquired product revenues and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate.

The in-process research and development asset relates to Vicept’s lead investigational product, V-101, a topical cream for the treatment of the erythema (redness) associated with rosacea, which is currently in Phase II clinical trials. The estimated fair value of the in-process research and development asset was determined based on the use of a discounted cash flow model using an income approach for the acquired technology. Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization. The in-process research and development asset is classified as an indefinite-lived intangible asset until the successful completion and commercialization or abandonment of the associated research and development efforts.

The Company believes that the fair values assigned to the assets acquired, liabilities assumed and the contingent consideration liabilities were based on reasonable assumptions.

Purchase of Distributor’s Business in South Africa

On July 1, 2011, the Company terminated its existing distributor agreement in South Africa and completed the purchase from its distributor of all assets related to the selling and distribution of the Company’s products in South Africa. The termination of the existing distributor agreement and purchase of the commercial assets enabled the Company to initiate direct operations in South Africa.

The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $8.6 million, net of a $2.2 million pre-existing third-party receivable from the distributor. The Company acquired assets with a fair value of $12.2 million, consisting of inventories of $5.6 million, an intangible asset of $3.9 million and goodwill of $2.7 million, and assumed liabilities of $1.4 million, consisting of accrued liabilities of $0.3 million and non-current deferred tax liabilities of $1.1 million. The intangible asset relates to distribution rights that have an estimated useful life of ten years.

Alacer Acquisition

On June 17, 2011, the Company completed the acquisition of Alacer Biomedical, Inc. (Alacer), a development stage medical device company focused on tissue reinforcement, for an aggregate purchase price of approximately $7.0 million, net of cash acquired. In connection with the acquisition, the Company acquired assets with a fair value of $12.3 million, consisting of intangible assets of $9.0 million, non-current deferred tax assets of $0.4 million and goodwill of $2.9 million, and assumed liabilities of $5.3 million, consisting of accrued liabilities of $2.0 million and non-current deferred tax liabilities of $3.3 million.

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

In conjunction with the termination of the existing distributor agreement, the Company paid $33.0 million, including a termination fee and related taxes, which was included in selling, general and administrative (SG&A) expenses in the third quarter of 2010. The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $6.1 million and is required to pay additional contingent consideration based on specified percentages of revenue in Turkey over a five year period from the acquisition date. The estimated fair value of the

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contingent consideration as of the acquisition date was $36.7 million. The Company recognized goodwill of $31.5 million and intangible assets of $11.3 million based on their estimated fair values at the purchase date. No liabilities were assumed in connection with the purchase. During the nine month period ended September 30, 2011, the Company recognized $2.3 million of expense related to the change in the estimated fair value of the contingent consideration liability, which is included in SG&A expenses, and made contingent consideration payments of $3.0 million. As of September 30, 2011, the total estimated fair value of the contingent consideration was $36.5 million, of which $4.5 million was included in “Other accrued expenses” and $32.0 million was included in “Other liabilities.”

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

The Company does not consider the business combinations noted above to be material, either individually or in the aggregate. The Company’s fair value estimates may change during the allowable measurement period, which is up to one year from the acquisition date, if additional information becomes available.

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

On January 28, 2011, the Company entered into a collaboration agreement and a co-promotion agreement with MAP Pharmaceuticals, Inc. (MAP) for the exclusive development and commercialization by the Company and MAP of Levadex® within the United States to certain headache specialist physicians for the acute treatment of migraine in adults, migraine in adolescents and other indications that may be approved by the parties. Levadex® is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine delivered using MAP’s proprietary Tempo® delivery system, which has completed Phase III clinical development for the acute treatment of migraine in adults. Under the terms of the agreements, the Company made a $60.0 million upfront payment to MAP in February 2011, which was recorded as SG&A expense in the first quarter of 2011. The terms of the agreements also include up to $97.0 million in additional payments to MAP upon MAP meeting certain development and regulatory milestones. In August 2011, the Company made a $20.0 million milestone payment to MAP for the U.S. Food and Drug Administration (FDA) acceptance of its New Drug Application for Levadex®, which was recorded as SG&A expense in the third quarter of 2011. The upfront and milestone payments were expensed because Levadex® has not yet achieved regulatory approval. If Levadex® receives FDA approval, the Company and MAP will equally share profits from sales of Levadex® generated from its commercialization to neurologists and pain specialists in the United States.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other Restructuring Activities and Integration Costs

Included in the three and nine month periods ended September 30, 2011 are a $0.1 million restructuring charge reversal primarily for employee severance related to the Serica acquisition.

Included in the three and nine month periods ended September 30, 2010 are $0.1 million and $0.2 million, respectively, of restructuring charges for an abandoned leased facility related to the Company’s fiscal year 2005 restructuring and streamlining of its European operations. Included in the nine month period ended September 30, 2010 are $0.8 million of restructuring charges primarily for employee severance related to the Serica acquisition, $0.1 million of restructuring charges primarily for employee severance and other one-time termination benefits related to the Company’s fiscal year 2009 restructuring plan and a $0.3 million restructuring charge reversal primarily for employee severance, one-time termination benefits and contract termination costs related to the Company’s closure of its breast implant manufacturing facility in Arklow, Ireland.

Included in the three and nine month periods ended September 30, 2011 are $0.6 million and $2.2 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and licensing, collaboration and co-promotion agreements. Included in the three month period ended September 30, 2010 are $0.3 million of SG&A expenses and $0.1 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses. Included in the nine month period ended September 30, 2010 are $1.8 million of SG&A expenses and $0.1 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses and a license, development and commercialization agreement.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4:  Intangibles and Goodwill

Intangibles

At September 30, 2011 and December 31, 2010, the components of intangibles and certain other related information were as follows:

	September 30, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,113.4	$(414.5)	13.5	$1,129.6	$(353.2)	13.4
Customer relationships	42.3	(42.3)	3.1	42.3	(42.3)	3.1
Licensing	185.7	(132.0)	9.3	185.6	(116.7)	9.3
Trademarks	27.1	(25.2)	6.2	27.4	(24.2)	6.3
Core technology	182.6	(68.9)	15.2	189.6	(61.5)	15.2
Other	38.5	(3.9)	7.0	17.0	(1.9)	9.1
	1,589.6	(686.8)	12.6	1,591.5	(599.8)	12.7
Unamortizable Intangible Assets:
In-process research and development	296.0	—		4.3	—
	$1,885.6	$(686.8)		$1,595.8	$(599.8)

Developed technology consists primarily of current product offerings, primarily breast aesthetics products, obesity intervention products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with the Company’s 2006 acquisition of Inamed Corporation (Inamed), primarily in the breast implant market in the United States. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Inamed acquisition, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist primarily of acquired product registration rights, distributor relationships, distribution rights, government permits and non-compete agreements. The in-process research and development assets consist of an intangible asset associated with technology that has not yet achieved regulatory approval acquired in connection with the Company’s acquisition of Vicept in July 2011 and an intangible asset associated with technology that is not yet commercialized acquired in connection with the Company’s acquisition of Alacer in June 2011.

In the first quarter of 2011, the Company recorded a pre-tax charge of $16.1 million related to the impairment of the developed technology and core technology associated with EasyBand™ as a result of the discontinued development of the technology. In the third quarter of 2011, the Company recorded a pre-tax charge of $4.3 million related to the impairment of an in-process research and development asset associated with a tissue reinforcement technology that has not yet achieved regulatory approval acquired in connection with the Company’s 2010 acquisition of Serica. The impairment charge was recognized because current estimates of the anticipated future undiscounted cash flows of the asset were not sufficient to recover its carrying amount.

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three and nine month periods ended September 30, 2011 and 2010, respectively:

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)		(in millions)
Developed technology	$22.4	$21.3	$67.4	$74.7
Customer relationships	—	—	—	0.3
Licensing	5.1	5.1	15.3	17.0
Trademarks	0.1	1.1	1.3	3.3
Core technology	3.0	3.1	9.3	9.3
Other	1.3	0.5	2.3	0.9
	$31.9	$31.1	$95.6	$105.5

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

Estimated amortization expense is $126.9 million for 2011, $123.9 million for 2012, $109.7 million for 2013, $104.8 million for 2014 and $99.8 million for 2015.

Goodwill

Changes in the carrying amount of goodwill by operating segment through September 30, 2011 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2010	$106.4	$1,932.2	$2,038.6
Vicept acquisition	49.9	—	49.9
Precision Light acquisition	—	6.6	6.6
Purchase of distributor’s business in South Africa	2.7	—	2.7
Alacer acquisition	—	2.9	2.9
Foreign exchange translation effects	(7.7)	0.2	(7.5)
Balance at September 30, 2011	$151.3	$1,941.9	$2,093.2

Note 5:  Inventories

Components of inventories were:

	September 30, 2011	December 31, 2010
	(in millions)
Finished products	$161.8	$148.2
Work in process	32.6	41.1
Raw materials	47.7	40.1
Total	$242.1	$229.4

At September 30, 2011 and December 31, 2010, approximately $7.5 million and $6.4 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In the first quarter of 2009, the Company paid $98.3 million to repurchase $100.3 million principal amount of the 2026 Convertible Notes. On March 8, 2011, the Company announced its intention to redeem the remaining 2026 Convertible Notes at the principal amount plus accrued interest on April 5, 2011. Most note holders elected to exercise the conversion feature of the 2026 Convertible Notes prior to redemption. Pursuant to the terms of the 2026 Convertible Notes, the Company elected to pay the full conversion value in cash. The conversion value of a note was based on an average of the daily closing price of the Company’s common stock over an averaging period that commenced after the Company received a conversion notice from a note holder. The Company paid approximately $800.3 million in aggregate conversion value for the converted notes at the end of the applicable averaging periods in May 2011. The difference between the amount paid and the principal amount of the converted notes of $641.1 million was recognized as a decrease to additional paid-in capital. In addition, on April 5, 2011 the Company redeemed notes with a principal amount of $8.6 million that were not converted.

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

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $23.8 million and $4.3 million as of September 30, 2011 and December 31, 2010, respectively. The increase in the valuation allowance was primarily due to a corresponding increase in a deferred tax asset that the Company determined required a valuation allowance.

The total amount of unrecognized tax benefits was $43.1 million and $32.5 million as of September 30, 2011 and December 31, 2010, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $37.1 million and $27.5 million as of September 30, 2011 and December 31, 2010, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $8.0 million to $10.0 million due to the settlement of income tax audits in the United States and certain foreign jurisdictions.

Total interest accrued related to uncertain tax positions included in the Company’s unaudited condensed consolidated balance sheet was $7.5 million and $8.1 million as of September 30, 2011 and December 31, 2010, respectively.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For the three and nine month periods ended September 30, 2011 and 2010, share-based compensation expense was as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)		(in millions)
Cost of sales	$1.3	$1.1	$4.2	$3.3
Selling, general and administrative	15.5	12.5	43.4	37.1
Research and development	5.6	4.5	16.7	13.0
Pre-tax share-based compensation expense	22.4	18.1	64.3	53.4
Income tax benefit	7.0	5.8	21.1	17.0
Net share-based compensation expense	$15.4	$12.3	$43.2	$36.4

As of September 30, 2011, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $185.2 million, which is expected to be recognized over the next 48 months (33 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of September 30, 2011.

Note 9:  Employee Retirement and Other Benefit Plans

The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

Components of net periodic benefit cost for the three and nine month periods ended September 30, 2011 and 2010, respectively, were as follows:

	Three months ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)		(in millions)
Service cost	$5.9	$5.1	$0.5	$0.5
Interest cost	10.6	9.6	0.8	0.8
Expected return on plan assets	(11.0)	(11.4)	—	—
Amortization of prior service costs	—	—	(0.1)	(0.1)
Recognized net actuarial losses	4.3	2.5	0.3	0.3
Net periodic benefit cost	$9.8	$5.8	$1.5	$1.5

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine months ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)		(in millions)
Service cost	$17.9	$15.2	$1.6	$1.6
Interest cost	32.0	29.1	2.4	2.5
Expected return on plan assets	(33.2)	(34.5)	—	—
Amortization of prior service costs	—	—	(0.2)	(0.2)
Recognized net actuarial losses	12.9	7.6	0.7	0.8
Net periodic benefit cost	$29.6	$17.4	$4.5	$4.7

In 2011, the Company expects to pay contributions of between $35.0 million and $45.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

In June 2011, the Company made certain changes to its U.S. retiree health plan to incorporate health reimbursement arrangement accounts, transition plan participants to individual plans and cap future medical premium subsidies. In connection with the amendment, the Company remeasured its retiree health plan liability resulting in a reduction of accrued benefit costs associated with the plan of $20.5 million, a decrease in related deferred tax assets of $7.4 million, and an increase in net other comprehensive income of $13.1 million.

Note 10:  Legal Proceedings

The following supplements and amends the discussion set forth in Note 13 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 10 “Legal Proceedings” in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 and is limited to certain recent developments concerning the Company’s legal proceedings.

Kramer et al. v. Allergan, Inc.

In September 2011, the court entered a dismissal with prejudice as to plaintiff Doolittle. In October 2011, the court set the trial as to plaintiff Powell for April 30, 2012.

Government Investigations

In September 2011, the Company received service of process of a Civil Investigative Demand from the Commonwealth of Massachusetts Office of the Attorney General, Medicaid Fraud Division. The Civil Investigative Demand requests production of documents and information relating to the Company’s Eye Care Business Advisor Group, Allergan Access and BSM Connect for Ophthalmology.

Stockholder Derivative Litigation

Pompano Beach Police & Firefighters’ Retirement System Action; Himmel Action; Rosenbloom Action

In August 2011, the Company and the individual defendants filed a motion to dismiss the first amended verified consolidated complaint.

The Company is involved in various other lawsuits and claims arising in the ordinary course of business. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations. Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. The Company believes however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation, inquiry or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect the Company’s ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

litigation, investigation, inquiry or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters.

Note 11:  Contingencies

In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company. As of September 30, 2011, the reserve for the contingent liability is $13.9 million and is included in “Other accrued expenses.”

In the third quarter of 2009, the Company entered into a co-promotion agreement with Quintiles Transnational Corp. (Quintiles), under which Quintiles co-promoted Sanctura XR®, Latisse® and Aczone®, generally targeting primary care physicians. Due to significantly lower than anticipated performance under the agreement, the Company terminated this co-promotion agreement in the third quarter of 2010 and established a reserve for the contingent liability. In the second quarter of 2011, the Company settled all outstanding obligations with Quintiles and recorded additional costs of $3.3 million related to the settlement. The aggregate settlement amount, including such related costs, was within the previously disclosed estimated liability range.

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

The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug, biologics and medical device development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its acquisition agreements and discovery and development collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s products, compounds or drug candidates. With respect to real estate lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s acquisition agreements and

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

collaboration agreements are similar, but in addition often provide indemnification for the collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the above cases, the terms of these indemnification provisions generally survive the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability intended to reduce the Company’s exposure for indemnification and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

The following table provides a reconciliation of the change in estimated product warranty liabilities through September 30, 2011:

(in millions)
Balance at December 31, 2010	$30.1
Provision for warranties issued during the period	5.6
Settlements made during the period	(4.7)
Increases in warranty estimates	0.9
Balance at September 30, 2011	$31.9

Current portion	$6.7
Non-current portion	25.2
Total	$31.9

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14:  Earnings Per Share

The table below presents the computation of basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions, except per share amounts)

Net earnings (loss) attributable to Allergan, Inc.	$249.8	$(670.5)	$654.7	$(262.5)

Weighted average number of shares outstanding	304.2	302.8	304.4	303.2
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	5.6	—	5.5	—
Dilutive effect of assumed conversion of convertible notes outstanding	—	—	0.4	—
Diluted shares	309.8	302.8	310.3	303.2

Earnings (loss) per share attributable to Allergan, Inc. stockholders:
Basic	$0.82	$(2.21)	$2.15	$(0.87)
Diluted	$0.81	$(2.21)	$2.11	$(0.87)

For the three and nine month periods ended September 30, 2011, options to purchase 4.8 million shares of common stock at exercise prices ranging from $73.04 to $81.06 and $62.71 to $81.06 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.

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

Note 15:  Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) for the three and nine month periods ended September 30, 2011 and 2010:

	Three months ended
	September 30, 2011			September 30, 2010
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$(80.8)	$—	$(80.8)	$62.5	$—	$62.5
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)
Other comprehensive (loss) income	$(81.1)	$0.1	(81.0)	$62.2	$0.1	62.3
Net earnings (loss)			251.0			(668.7)
Total comprehensive income (loss)			170.0			(606.4)
Comprehensive (loss) income attributable to noncontrolling interest			(1.1)			3.3
Comprehensive income (loss) attributable to Allergan, Inc.			$171.1			$(609.7)

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine months ended
	September 30, 2011			September 30, 2010
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$(30.5)	$—	$(30.5)	$(1.5)	$—	$(1.5)
Reclassification adjustment for foreign currency translation gains included in net income from the substantially complete liquidation of an investment in a foreign subsidiary	(9.4)	—	(9.4)	—	—	—
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(1.0)	0.4	(0.6)	(1.0)	0.4	(0.6)
Net gain on re-measurement of postretirement benefit plan liability	20.5	(7.4)	13.1	—	—	—
Other comprehensive loss	$(20.4)	$(7.0)	(27.4)	$(2.5)	$0.4	(2.1)
Net earnings (loss)			658.4			(258.2)
Total comprehensive income (loss)			631.0			(260.3)
Comprehensive income attributable to noncontrolling interest			2.4			4.9
Comprehensive income (loss) attributable to Allergan, Inc.			$628.6			$(265.2)

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

On January 31, 2007, the Company entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At September 30, 2011 and December 31, 2010, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $49.0 million and $42.3 million, respectively. The differential to be paid or received as interest rates change

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and nine month periods ended September 30, 2011, the Company recognized $3.7 million and $11.4 million, respectively, as a reduction of interest expense due to the differential to be received. During the three and nine month periods ended September 30, 2010, the Company recognized $3.8 million and $11.3 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three and nine month periods ended September 30, 2011 and 2010, the Company recognized $0.3 million and $1.0 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of September 30, 2011, the remaining unrecognized gain of $5.9 million ($3.5 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2011 due to the amortization of deferred holding gains.

No portion of amounts recognized from contracts designated as cash flow hedges was considered to be ineffective during the three and nine month periods ended September 30, 2011 and 2010, respectively.

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

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won and Turkish lira. Current changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of operations. During the three and nine month periods ended September 30, 2011, the Company recognized realized gains on settled foreign currency option contracts of $0.5 million and $1.2 million, respectively, and net unrealized gains on open foreign currency option contracts of $16.8 million and $12.0 million, respectively. During the three and nine month periods ended September 30, 2010, the Company recognized realized gains on settled foreign currency option contracts of $4.0 million and $11.8 million, respectively, and net unrealized losses on open foreign currency option contracts of $15.2 million and $7.0 million, respectively. The premium

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of operations. During the three and nine month periods ended September 30, 2011, the Company recognized total realized and unrealized (losses) gains from foreign exchange forward contracts of $(1.0) million and $0.1 million, respectively. During the three and nine month periods ended September 30, 2010, the Company recognized total realized and unrealized (losses) gains from foreign exchange forward contracts of $(1.0) million and $3.2 million, respectively.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At September 30, 2011 and December 31, 2010, foreign currency derivative assets associated with the foreign exchange option contracts of $23.4 million and $10.4 million, respectively, were included in “Other current assets.” At September 30, 2011, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.8 million were included in “Other current assets.” At December 31, 2010, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.7 million were included in “Accounts payable.”

At September 30, 2011 and December 31, 2010, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$44.0	$1.9	$25.6	$(0.9)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	41.4	(1.1)	39.9	0.2
Foreign currency sold — put options	333.3	23.4	346.4	10.4

The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2011 and December 31, 2010, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 30, 2011 and December 31, 2010. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Other Financial Instruments

At September 30, 2011 and December 31, 2010, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures. The fair value of notes payable, convertible notes and long-term debt are estimated based on quoted market prices and interest rates.

The carrying amount and estimated fair value of the Company’s other financial instruments at September 30, 2011 and December 31, 2010 were as follows:

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$2,212.0	$2,212.0	$1,991.2	$1,991.2
Short-term investments	66.5	66.5	749.1	749.1
Non-current non-marketable equity investments	12.2	12.2	7.7	7.7
Notes payable	78.8	79.7	28.1	28.1
Convertible notes	—	—	642.5	651.1
Long-term debt	1,516.2	1,692.6	1,534.2	1,612.3

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At September 30, 2011, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2011, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, the $300.0 million notional amount interest rate swap and contingent consideration liabilities. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$934.8	$—	$934.8	$—
Foreign time deposits	189.5	—	189.5	—
Other cash equivalents	991.6	—	991.6	—
Foreign exchange derivative assets	24.2	—	24.2	—
Interest rate swap derivative asset	49.0	—	49.0	—
	$2,189.1	$—	$2,189.1	$—
Liabilities
Interest rate swap derivative liability	$49.0	$—	$49.0	$—
Contingent consideration liabilities	205.7	—	—	205.7
	$254.7	$—	$49.0	$205.7

Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Short-term investments consist of commercial paper. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its derivative instruments as of September 30, 2011 are based upon reasonable estimates and assumptions.

The contingent consideration liabilities represent future amounts the Company may be required to pay in conjunction

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones. The Company estimates the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The Company evaluates its estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying unaudited condensed consolidated statements of operations.

 The following table provides a reconciliation of the change in the contingent consideration liabilities through September 30, 2011:

(in millions)
Balance at December 31, 2010	$44.5
Additions during the period related to business combinations	169.2
Change in the estimated fair value of the contingent consideration liabilities	2.3
Settlements made during the period	(3.0)
Foreign exchange translation effects	(7.3)
Balance at September 30, 2011	$205.7

Note 18:  Business Segment Information

The Company operates its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for dry eye, glaucoma, retinal diseases and external disease; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, eyelash growth and other prescription and over-the-counter skin care products; and urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery and tissue expanders; obesity intervention products, including the Lap-Band® System and the Orbera™ Intragastric Balloon System; and facial aesthetics products. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

The Company evaluates segment performance on a revenue and operating income basis exclusive of general and administrative expenses and other indirect costs, legal settlement expenses, impairment of intangible assets and related costs, restructuring charges, in-process research and development expenses, amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to the Company’s segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Segments

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)		(in millions)
Product net sales:
Specialty pharmaceuticals	$1,089.7	$989.3	$3,273.4	$2,909.8
Medical devices	221.4	202.7	690.9	619.7
Total product net sales	1,311.1	1,192.0	3,964.3	3,529.5
Other corporate and indirect revenues	17.3	16.2	52.5	80.6
Total revenues	$1,328.4	$1,208.2	$4,016.8	$3,610.1

Operating income (loss):
Specialty pharmaceuticals	$433.5	$377.5	$1,286.3	$1,076.0
Medical devices	68.8	67.2	214.2	201.1
Total segments	502.3	444.7	1,500.5	1,277.1
General and administrative expenses, other indirect costs and other adjustments	127.7	131.4	439.2	318.2
Amortization of acquired intangible assets (a)	26.0	25.2	77.9	87.9
Legal settlement	—	609.9	—	609.9
Impairment of intangible assets and related costs	4.3	369.1	23.7	369.1
Restructuring charges (reversal)	(0.1)	0.1	4.6	0.8
Total operating income (loss)	$344.4	$(691.0)	$955.1	$(108.8)

(a) Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 59.3% and 62.6% of the Company’s total consolidated product net sales for the three month periods ended September 30, 2011 and 2010, respectively. U.S. sales represented 59.6% and 62.9% of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2011 and 2010, respectively.

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the three month periods ended September 30, 2011 and 2010 were 13.5% and 13.0%, respectively, of the Company’s total consolidated product net sales, and 13.6% and 13.1%, respectively, of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2011 and 2010. Sales to McKesson Drug Company for the three month periods ended September 30, 2011 and 2010 were 13.1% and 12.8%, respectively, of the Company’s total consolidated product net sales and 13.1% and 12.5%, respectively, of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2011 and 2010. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Product Net Sales by Product Line

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)		(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$611.6	$568.8	$1,861.1	$1,658.6
Botox®/Neuromodulator	396.7	341.7	1,179.6	1,033.2
Skin Care	66.4	61.4	190.4	171.3
Urologics	15.0	17.4	42.3	46.7
Total Specialty Pharmaceuticals	1,089.7	989.3	3,273.4	2,909.8

Medical Devices:
Breast Aesthetics	83.3	74.9	262.9	234.4
Obesity Intervention	49.7	59.3	156.2	182.4
Facial Aesthetics	88.4	68.5	271.8	202.9
Total Medical Devices	221.4	202.7	690.9	619.7

Total product net sales	$1,311.1	$1,192.0	$3,964.3	$3,529.5

Geographic Information

Product Net Sales
	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)		(in millions)
United States	$777.6	$745.9	$2,362.7	$2,220.4
Europe	261.0	223.6	825.9	683.2
Latin America	106.9	87.4	293.2	231.0
Asia Pacific	109.1	85.9	306.0	241.4
Other	56.5	49.2	176.5	153.5
Total product net sales	$1,311.1	$1,192.0	$3,964.3	$3,529.5

Long-Lived Assets
	September 30, 2011	December 31, 2010
	(in millions)
United States	$3,526.4	$3,222.4
Europe	504.2	563.1
Latin America	59.2	65.0
Asia Pacific	53.0	56.3
Other	2.9	3.7
Total	$4,145.7	$3,910.5

The increase in long-lived assets located in the United States at September 30, 2011 compared to December 31, 2010 is primarily due to an increase in intangible assets and goodwill related to the acquisitions of Vicept and Precision Light completed in the third quarter of 2011 and the acquisition of Alacer completed in the second quarter of 2011.

ALLERGAN, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for the three and nine month periods ended September 30, 2011 and 2010, and our financial condition at September 30, 2011. The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended September 30, 2011 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $4.2 million and $4.4 million at September 30, 2011 and December 31, 2010, respectively. Provisions for cash discounts deducted from consolidated sales in the third quarter of 2011 and 2010 were $15.4 million and $13.9 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first nine months of 2011 and 2010 were $45.6 million and $40.0 million, respectively.

We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at September 30, 2011 and December 31, 2010 were $60.9 million and $52.3 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $95.1 million and $91.4 million in the third quarter of 2011 and 2010, respectively. Provisions for sales returns deducted from consolidated sales were $307.8 million and $283.2 million in the first nine months of 2011 and 2010, respectively. The increases in the amount of allowances for sales returns at September 30, 2011 compared to December 31, 2010 and the provisions for sales returns in the third quarter and the first nine months of 2011 compared to the third quarter and the first nine months of 2010 are primarily due to increased sales returns related to breast implant products, principally due to increased product sales volume, and an increase in estimated product return rates for our skin care products. Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the U.S. Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $238.6 million and $186.5 million at September 30, 2011 and December 31, 2010, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $199.0 million and $149.7 million in the third quarter of 2011 and 2010, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $555.7 million and $414.7 million in the first nine months of 2011 and 2010, respectively. The increases in the amounts accrued at September 30, 2011 compared to December 31, 2010 and the provisions for sales rebates and other incentive programs in the third quarter and the first nine months of 2011 compared to the third quarter and the first nine months of 2010 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, urology, skin care and facial aesthetics products, an increase in the number of incentive programs offered, additional contractual discounts to federal government agencies related to the recently enacted health care reform legislation and increased overall product sales volume. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2011 and 2010, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

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

Contingent Consideration

Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestones and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying unaudited condensed consolidated statements of operations. The total estimated fair value of contingent consideration liabilities was $205.7 million and $44.5 million at

September 30, 2011 and December 31, 2010, respectively, and were included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets. The increase in the amount of contingent consideration liabilities at September 30, 2011 compared to December 31, 2010 is primarily due to the acquisitions of Vicept Therapeutics, Inc., or Vicept, and Precision Light, Inc., or Precision Light, in the third quarter of 2011.

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

Product Liability Self-Insurance

Consistent with market practice in our industry, we recently elected to largely self-insure for future product liability losses related to Botox® and Botox® Cosmetic for injuries alleged to have occurred on or after June 1, 2011. Future product liability losses associated with Botox® and Botox® Cosmetic are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage.

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

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $23.8 million and $4.3 million at September 30, 2011 and December 31, 2010, respectively. The increase in the valuation allowance was primarily due to a corresponding increase in a deferred tax asset that we determined required a valuation allowance. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

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

On January 15, 2010, we acquired Serica Technologies, Inc., or Serica, for an aggregate purchase price of approximately $63.7 million, net of cash acquired. On July 1, 2010, we completed a business combination agreement and entered into a revised distribution agreement with our distributor in Turkey. We paid $33.0 million for the termination of the original distribution agreement and purchased the commercial assets related to the selling of our products in Turkey for $6.1 million in cash and estimated contingent consideration of $36.7 million as of the acquisition date. On June 17, 2011, we acquired Alacer Biomedical, Inc., or Alacer, for an aggregate purchase price of approximately $7.0 million, net of cash acquired. On July 1, 2011, we purchased the commercial assets related to the selling and distribution of our products from our distributor in South Africa for $8.6 million, net of a $2.2 million pre-existing third-party receivable from the distributor. On July 22, 2011, we acquired Vicept for $74.1 million in cash and estimated contingent consideration of $163.0 million as of the acquisition date. On August 8, 2011, we acquired Precision Light for $11.7 million in cash and estimated contingent consideration of $6.2 million. We accounted for these acquisitions as business combinations. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

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

We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value of our reporting units. Upon completion of the October 2010 annual impairment assessment, we determined that no impairment was indicated as the estimated fair value of each of the two reporting units exceeded its respective carrying value. As of September 30, 2011, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis.

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

In the third quarter of 2011, we recorded a pre-tax charge of $4.3 million related to the impairment of an in-process research and development asset associated with a tissue reinforcement technology that has not yet achieved regulatory approval acquired in connection with our 2010 acquisition of Serica. The impairment charge was recognized because current estimates of the anticipated future undiscounted cash flows of the asset were not sufficient to recover its carrying amount.

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

We discover, develop and commercialize specialty pharmaceutical, biologics, medical devices and over-the-counter products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world. We are a pioneer in specialty pharmaceutical research, targeting products and technologies related to specific disease areas such as chronic dry eye, glaucoma, retinal disease, psoriasis, acne, movement disorders, neuropathic pain and genitourinary diseases. Additionally, we are a leader in discovering, developing and marketing therapeutic and aesthetic biological, pharmaceutical and medical device products, including saline and silicone gel breast implants, dermal fillers and obesity intervention products. At September 30, 2011, we employed approximately 10,000 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Results of Operations

We operate our business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for dry eye, glaucoma, retinal diseases and external disease; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, eyelash growth and other prescription and over-the-counter skin care products; and urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery and tissue expanders; obesity intervention products, including the Lap-Band® System and the Orbera™ Intragastric Balloon System; and facial aesthetics products. We provide global marketing strategy teams to coordinate the development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and nine month periods ended September 30, 2011 and 2010:

	Three months ended
	September 30,	September 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2011	2010	Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$611.6	$568.8	$42.8	$27.1	$15.7	7.5%	4.8%	2.7%
Botox®/Neuromodulator	396.7	341.7	55.0	44.7	10.3	16.1%	13.1%	3.0%
Skin Care	66.4	61.4	5.0	4.8	0.2	8.1%	7.8%	0.3%
Urologics	15.0	17.4	(2.4)	(2.4)	—	(13.8)%	(13.8)%	—%
Total Specialty Pharmaceuticals	1,089.7	989.3	100.4	74.2	26.2	10.1%	7.5%	2.6%
Medical Devices:
Breast Aesthetics	83.3	74.9	8.4	5.6	2.8	11.2%	7.5%	3.7%
Obesity Intervention	49.7	59.3	(9.6)	(11.0)	1.4	(16.2)%	(18.5)%	2.3%
Facial Aesthetics	88.4	68.5	19.9	16.8	3.1	29.1%	24.5%	4.6%
Total Medical Devices	221.4	202.7	18.7	11.4	7.3	9.2%	5.6%	3.6%

Total product net sales	$1,311.1	$1,192.0	$119.1	$85.6	$33.5	10.0%	7.2%	2.8%

Domestic product net sales	59.3%	62.6%
International product net sales	40.7%	37.4%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$100.5	$99.8	$0.7	$(1.8)	$2.5	0.7%	(1.8)%	2.5%
Lumigan® Franchise	147.0	134.4	12.6	7.0	5.6	9.3%	5.2%	4.1%
Restasis®	166.1	158.9	7.2	7.7	(0.5)	4.5%	4.8%	(0.3)%
Sanctura® Franchise	15.0	17.4	(2.4)	(2.4)	—	(13.8)%	(13.8)%	—%
Latisse®	21.8	21.7	0.1	(0.1)	0.2	0.4%	(0.4)%	0.8%

	Nine months ended
	September 30,	September 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2011	2010	Total	Performance	Currency	Total	Performance	Currency
			(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,861.1	$1,658.6	$202.5	$158.3	$44.2	12.2%	9.5%	2.7%
Botox®/Neuromodulator	1,179.6	1,033.2	146.4	116.0	30.4	14.2%	11.2%	3.0%
Skin Care	190.4	171.3	19.1	18.5	0.6	11.2%	10.8%	0.4%
Urologics	42.3	46.7	(4.4)	(4.4)	—	(9.4)%	(9.4)%	—%
Total Specialty Pharmaceuticals	3,273.4	2,909.8	363.6	288.4	75.2	12.5%	9.9%	2.6%
Medical Devices:
Breast Aesthetics	262.9	234.4	28.5	20.8	7.7	12.2%	8.9%	3.3%
Obesity Intervention	156.2	182.4	(26.2)	(30.3)	4.1	(14.4)%	(16.6)%	2.2%
Facial Aesthetics	271.8	202.9	68.9	59.7	9.2	34.0%	29.4%	4.6%
Total Medical Devices	690.9	619.7	71.2	50.2	21.0	11.5%	8.1%	3.4%

Total product net sales	$3,964.3	$3,529.5	$434.8	$338.6	$96.2	12.3%	9.6%	2.7%

Domestic product net sales	59.6%	62.9%
International product net sales	40.4%	37.1%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$309.2	$298.2	$11.0	$4.3	$6.7	3.7%	1.4%	2.3%
Lumigan® Franchise	452.9	384.9	68.0	53.4	14.6	17.7%	13.9%	3.8%
Restasis®	501.1	445.6	55.5	55.5	—	12.5%	12.5%	—%
Sanctura® Franchise	42.3	46.7	(4.4)	(4.4)	—	(9.4)%	(9.4)%	—%
Latisse®	69.0	64.4	4.6	4.1	0.5	7.1%	6.3%	0.8%

(a) Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

Product net sales increased by $119.1 million in the third quarter of 2011 compared to the third quarter of 2010 due to an increase of $100.4 million in our specialty pharmaceuticals product net sales and an increase of $18.7 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a small decrease in product net sales of our urologics product line. The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line.

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

In March 2010, the U.S. government enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, reforming the U.S. health care system. The PPACA includes provisions that have a significant negative impact on our product net sales, including an extension of Medicaid and Medicare benefits to new patient populations, an increase in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and a future increase in the initial coverage limit for Medicare participants. In the third quarter and first nine months of 2011, the additional rebates related to the PPACA had a negative impact of approximately $11.3 million and $34.2 million, respectively, on our product net sales compared to a negative impact of $3.6 million and $8.1 million, respectively, in the third quarter and first nine months of 2010. Based on internal information and assumptions, we currently estimate that the PPACA will have a negative impact on our fiscal year 2011 product net sales of approximately $45.0 million. The PPACA also established an annual non-deductible fee on entities that sell branded prescription drugs or biologics to specified government programs in the United States. We expect this fee will have a negative impact on our selling, general and administrative expenses of approximately $23.2 million in 2011. In addition, we expect incremental price reductions and rebate increases mandated by European governments to have a negative impact on our 2011 product net sales of approximately $40.0 million. In the aggregate, we expect that incremental costs of healthcare reform under the PPACA and the effect of European pricing pressures will have a negative impact on our fiscal year 2011 earnings on a pre-tax equivalent basis of approximately $120 million.

Eye care pharmaceuticals product net sales increased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in net sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in new product sales of our glaucoma drug Lumigan® 0.01%, which was launched in the United States in the fourth quarter of 2010, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Zymaxid®, our next-generation anti-infective product in the fluoroquinolone category indicated for the treatment of bacterial conjunctivitis, an increase in new product sales of Lastacaft™, our topical allergy medication for the treatment and prevention of itching associated with allergic conjunctivitis, which we launched in the United States in January 2011, and an increase in sales of our artificial tears products Refresh® and Refresh® Optive™, partially offset by decreases in sales of our glaucoma drugs Alphagan®, Alphagan® P 0.15% and Lumigan® 0.03%, our older-generation fluoroquinolone Zymar®, and our older generation topical allergy medication Elestat®. Beginning in February 2011 we discontinued the U.S. sales of Zymar®.

In May 2011, a generic version of Elestat® was launched in the United States. While we estimate that our product net sales will be negatively impacted in 2011 due to sales of generic formulations of this product, we expect that any such negative impact on product net sales will be partially offset by increased sales of Lastacaft™. In addition, a generic version of Zymar® may be launched in the United States in the near future. In June 2011, the U.S. patent for Tazorac®, indicated for psoriasis and acne, expired. The U.S. Food and Drug Administration, or FDA, has posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene, separately for both psoriasis and acne. Our interpretation is that this will require generic manufacturers to conduct a trial, at risk, for both indications.

We increased prices on certain eye care pharmaceutical products in the United States in the fourth quarter of 2010 and the first nine months of 2011. Effective January 8, 2011, we increased the published U.S. list price for Restasis®, Alphagan® P 0.1%, Alphagan® P 0.15%, Combigan®, Zymar®, Zymaxid®, Acular®, Acular LS® and Acuvail® by four percent and Lumigan® 0.1% and Lumigan® 0.3% by eight percent. Effective July 9, 2011, we increased the published U.S. list price for Alphagan® P 0.1% and Combigan® by an additional four percent, Alphagan® P 0.15% by an additional eight percent, Acular® and Acular LS® by an additional five percent, Zymaxid® and Acuvail® by an additional fourteen percent and Lastacaft™ by eight percent. Effective September 10, 2011, we increased the published U.S. list price for Lumigan® 0.1% and Lumigan® 0.3% by an additional six percent. These price increases had a positive net effect on our U.S. sales in the third quarter of 2011 compared to the third quarter of 2010, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.

Total sales of Botox® increased in the third quarter of 2011 compared to the third quarter of 2010 due to strong growth in sales for therapeutic use in all of our principal geographic markets and an increase in sales for cosmetic use in the United States, Canada, Latin America and Asia Pacific, partially offset by a small decline in Europe due to launches of competitive products in new geographical markets. Sales of Botox® for therapeutic use in the United States benefited from sales for the prophylactic treatment of headaches in adults with chronic migraine and upper limb spasticity, indications which were approved by the FDA in 2010. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 77% in the second quarter of 2011, the last quarter for which market data is available.

Skin care product net sales increased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to an increase in sales of Aczone®, our topical dapsone treatment for acne vulgaris. Effective January 8, 2011, we increased the published U.S. list price for Aczone® by approximately four percent, and Tazorac® and Avage® by approximately fifteen percent. Effective June 11, 2011, we increased the published U.S. list price for Aczone® by approximately an additional five percent, and Tazorac® and Avage® by approximately an additional ten percent.

Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, or OAB, decreased in the third quarter of 2011 compared to the third quarter of 2010, primarily due to lower sales of Sanctura®, our twice-a-day anticholinergic for the treatment of OAB, which was negatively impacted by the launch of trospium chloride generics in September 2010, and a small decrease in sales of Sanctura XR®, our second generation, once-daily anticholinergic for the treatment of OAB, which was negatively impacted by an increase in sales rebates and allowances. Effective January 8, 2011, we increased the published U.S. list price for Sanctura XR® by eight percent and Sanctura® by ten percent. In addition, effective June 11, 2011, we increased the published U.S. list price for Sanctura XR® by an additional seven percent.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At September 30, 2011, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.

Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the third quarter of 2011 compared to the third quarter of 2010 due to increases in sales in Europe, Latin America and Asia Pacific, partially offset by a small decline in the United States. The increase in sales of breast aesthetics products in international markets was primarily due to higher silicone gel implant volume. The small decline in sales of breast aesthetic products in the United States was primarily due to lower saline implant unit volume and higher accruals for customer rebate programs, partially offset by higher silicone gel implant and tissue expander unit volume.

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to a decrease in sales in the United States, Canada, Spain and Australia, partially offset by an increase in sales in Latin America. We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted by general economic conditions given the substantial patient co-pays associated with these products, government spending restrictions and access restrictions imposed by insurance plans. In addition, net sales of our obesity intervention products continued to be negatively impacted by a general increase in the U.S. market share of other competitive surgical obesity procedures.

Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to a significant increase in sales in the United States and all of our other principal geographic markets. We believe the increase in sales of facial aesthetic products was primarily due to an increase in sales of Juvéderm® XC with lidocaine in the United States, recent launches of Juvéderm® with lidocaine and Juvéderm® Voluma™ in many of our international markets and a global expansion of the dermal filler market, partially offset by a decline in sales of older generation collagen-based dermal fillers, which we discontinued selling in early 2011.

Foreign currency changes increased product net sales by $33.5 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to the strengthening of the euro, Brazilian real, Australian dollar, Canadian dollar and

U.K. pound compared to the U.S. dollar.

U.S. product net sales as a percentage of total product net sales decreased by 3.3 percentage points to 59.3% in the third quarter of 2011 compared to U.S. sales of 62.6% in the third quarter of 2010, due primarily to higher sales growth in our international markets compared to the U.S. market for our eye care pharmaceuticals and breast aesthetics product lines, and a greater percentage decline in sales in the U.S. market compared to our total international markets for our obesity intervention product line. Additionally, international sales benefited from a positive translation impact due to a general strengthening of foreign currencies compared to the U.S. dollar in markets where we sold products in the third quarter of 2011 compared to the third quarter of 2010.

The $434.8 million increase in product net sales in the first nine months of 2011 compared to the first nine months of 2010 was the combined result of an increase of $363.6 million in our specialty pharmaceuticals product net sales and an increase of $71.2 million in our medical devices product net sales.

The increase in specialty pharmaceutical product net sales in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the same factors discussed above with respect to the increase in specialty pharmaceuticals product net sales for the third quarter of 2011. In addition, net sales of Latisse®, our treatment for inadequate or insufficient eyelashes, Sanctura XR®, our once-daily anticholinergic for the treatment of OAB, and our glaucoma drug Alphagan® P 0.1% increased in the first nine months of 2011 compared to the first nine months of 2010, and net sales of Botox® for cosmetic use in Europe increased in the first nine months of 2011 compared to the first nine months of 2010. Net sales of our topical acne drug Tazorac® decreased in the first nine months of 2011 compared to the first nine months of 2010 due to a reduction in promotional activity.

The increase in medical devices product net sales in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the same factors discussed above with respect to the increase in medical devices product net sales for the third quarter of 2011. In addition, net sales of breast aesthetics products in the United States increased in the first nine months of 2011 compared to the first nine months of 2010.

Foreign currency changes increased product net sales by $96.2 million in the first nine months of 2011 compared to the first nine months of 2010, primarily due to the strengthening of the euro, Brazilian real, Australian dollar, Canadian dollar and U.K. pound compared to the U.S. dollar.

U.S. sales as a percentage of total product net sales decreased by 3.3 percentage points to 59.6% in the first nine months of 2011 compared to U.S. sales of 62.9% in the first nine months of 2010, due primarily to the same factors described above with respect to the decrease in U.S. sales as a percentage of total product net sales in the third quarter of 2011. Additionally, the decrease in U.S. sales as a percentage of total product net sales in the first nine months of 2011 compared to the first nine months of 2010 was partially offset by an increase in sales of skin care products, which are highly concentrated in the United States.

Other Revenues

Other revenues increased $1.1 million to $17.3 million in the third quarter of 2011 compared to $16.2 million in the third quarter of 2010. The increase in other revenues is primarily due to an increase in royalty income from sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement, an increase in royalty income from sales of Lumigan® by Senju Pharmaceutical Co., Ltd., or Senju, in Japan under a licensing agreement and an increase in royalty income from sales of Botox® for therapeutic use in Japan and China by GlaxoSmithKline, or GSK, under a licensing agreement, partially offset by a decrease in reimbursement income, primarily related to a strategic support agreement with GSK.

Other revenues decreased $28.1 million to $52.5 million in the first nine months of 2011 compared to $80.6 million in the first nine months of 2010, primarily due to the prior year impact of an upfront net licensing fee of $36.0 million that we recognized in the first quarter of 2010 related to an agreement with Bristol-Myers Squibb Company for the exclusive worldwide rights to develop, manufacture and commercialize an investigational medicine for neuropathic pain and a reduction in reimbursement income, primarily related to a strategic support agreement with GSK. These reductions were partially offset by an increase in royalty income in the first nine months of 2011 compared to the first nine months of 2010 from sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement, an increase in royalty income from sales of Lumigan® by Senju in Japan under a licensing agreement and an increase in royalty income from sales of Botox® for therapeutic use in Japan and China by GSK under a licensing agreement.

Cost of Sales

Cost of sales increased $10.4 million, or 5.9%, in the third quarter of 2011 to $188.1 million, or 14.3% of product net sales, compared to $177.7 million, or 14.9% of product net sales in the third quarter of 2010. This increase in cost of sales primarily resulted from the 10.0% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to lower royalty expenses and positive changes in product mix.

Cost of sales increased $27.5 million, or 5.1%, in the first nine months of 2011 to $566.7 million, or 14.3% of product net sales, compared to $539.2 million, or 15.3% of product net sales in the first nine months of 2010. This increase in cost of sales primarily resulted from the 12.3% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to the same factors described above with respect to the decrease in cost of sales as a percentage of product net sales for the third quarter of 2011.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $21.2 million, or 4.1%, to $538.5 million, or 41.1% of product net sales, in the third quarter of 2011 compared to $517.3 million, or 43.4% of product net sales, in the third quarter of 2010. SG&A expenses in the third quarter of 2011 include $0.8 million of stockholder derivative litigation costs associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and a $20.0 million milestone payment to MAP Pharmaceuticals, Inc., or MAP, for the achievement of a regulatory milestone in connection with our collaboration and co-promotion agreement for Levadex®, a self-administered, orally inhaled therapy for the acute treatment of migraine in adults that has not yet achieved regulatory approval. SG&A expenses in the third quarter of 2010 include $3.0 million of costs associated with the DOJ investigation described above, a charge of $33.0 million related to the termination of a distributor agreement in Turkey and a $10.6 million charge for the write-off of manufacturing assets related to the abandonment of an eye care product. Excluding the effect of the items described above, SG&A expenses increased $47.0 million, or 10.0%, to $517.7 million, or 39.5% of product net sales, in the third quarter of 2011 compared to $470.7 million, or 39.5% of product net sales in the third quarter of 2010. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling, marketing, promotion and general and administrative expenses and the negative translation impact due to a general strengthening of foreign currencies compared to the U.S. dollar. The increase in selling and marketing expenses in the third quarter of 2011 compared to the third quarter of 2010 principally relates to increased personnel and related incentive compensation costs that support the 10.0% increase in product net sales, and additional costs supporting the expansion of our sales forces, including the addition of several new direct operations in emerging markets. The increase in promotion expenses is primarily due to increased professional promotion activity, partially offset by a small decline in direct-to-consumer advertising, primarily related to Latisse®. The increase in general and administrative expenses is primarily due to the negative impact of the fee established by the PPACA for selling branded pharmaceuticals to certain U.S. government programs, increased compliance costs associated with the Corporate Integrity Agreement entered into in 2010 with the Office of Inspector General of the U.S. Department of Health and Human Services, an increase in legal costs, an increase in incentive compensation costs and an increase in regional management costs related to the expansion of our direct selling operations in emerging markets, partially offset by an insurance recovery related to damaged inventory.

SG&A expenses increased $204.6 million, or 13.7%, to $1,694.7 million, or 42.7% of product net sales in the first nine months of 2011 compared to $1,490.1 million, or 42.2% of product net sales in the first nine months of 2010. SG&A expenses in the first nine months of 2011 include an upfront payment of $60.0 million and a regulatory milestone payment of $20.0 million related to the Levadex® collaboration and co-promotion agreement with MAP, a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary and fixed asset impairment charges of $2.2 million related to the discontinued development of EasyBand™, $3.1 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and a $2.3 million charge related to the change in fair value of a contingent consideration liability associated with our purchase of a distributor’s business in Turkey. SG&A expenses in the first nine months of 2010 include $11.5 million of costs associated with the DOJ investigation described above, a charge of $33.0 million related to the termination of a distributor agreement in Turkey and a $10.6 million charge for the write-off of manufacturing assets related to the abandonment of an eye care product. Excluding the effect of the items described above, SG&A expenses increased $181.5 million, or 12.6%, to $1,616.5 million, or 40.8% of product net sales, in the first nine months of 2011 compared to $1,435.0 million, or 40.7% of product net sales in the first nine months of 2010. The increase in SG&A expenses in dollars, excluding the charges described above, is primarily due to the same factors described above with respect to the increase in SG&A expenses for the third quarter of 2011. Additionally, the increase in general and administrative expenses in the first nine months of 2011 compared to the first nine months of 2010 was also due to an increase in losses from the disposal of fixed assets.

Research and Development

Research and development, or R&D, expenses increased $27.3 million, or 14.1%, to $221.3 million in the third quarter of 2011, or 16.9% of product net sales, compared to $194.0 million, or 16.3% of product net sales in the third quarter of 2010. The increase in R&D expenses was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, potential new treatment applications for Latisse®, new technology discovery programs, hyaluronic-acid based dermal filler products, tissue reinforcement technology acquired in the Serica acquisition, an increase in costs associated with our collaboration with Serenity Pharmaceuticals, LLC, or Serenity, related to the development of technology for the treatment of nocturia, a urological disorder characterized by frequent urination at nighttime, an increase in costs associated with our collaboration with Spectrum Pharmaceuticals, Inc., or Spectrum, related to the development of apaziquone for the treatment of non-muscle invasive bladder cancer, and an increase in costs related to Botox® for the treatment of idiopathic overactive bladder, partially offset by a reduction in expenses related to Botox® for the treatment of urinary incontinence in adults with neurological conditions and a reduction in expenses related to the development of Ozurdex®.

R&D expenses increased $72.1 million, or 11.9%, to $676.4 million in the first nine months of 2011, or 17.1% of product net sales, compared to $604.3 million, or 17.1% of product net sales in the first nine months of 2010. R&D expenses in the first nine months of 2011 included a charge of $45.0 million for an upfront payment for the in-licensing of technology for the treatment of retinal diseases from Molecular Partners AG that has not yet achieved regulatory approval. R&D expenses in the first nine months of 2010 included a charge of $43.0 million for an upfront payment for the in-licensing of technology for the treatment of nocturia from Serenity that has not yet achieved regulatory approval. Excluding the effect of these charges, R&D expenses increased by $70.1 million, or 12.5% in the first nine months of 2011 compared to the first nine months of 2010. The increase in R&D expenses, excluding the upfront payments to Molecular Partners AG and Serenity, was primarily due to the same factors described above with respect to the increase in R&D expenses in the third quarter of 2011 compared to the third quarter of 2010.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased $0.8 million to $31.9 million in the third quarter of 2011, or 2.4% of product net sales, compared to $31.1 million, or 2.6% of product net sales, in the third quarter of 2010. The increase in amortization expense is primarily due to an increase in the balance of intangible assets subject to amortization, including a capitalized upfront licensing payment in September 2010 for Lastacaft™ and other intangible assets that we acquired in connection with our July 2011 purchase of our distributor’s business related to our products in South Africa and our August 2011 acquisition of Precision Light, partially offset by a decrease in the balance of intangible assets subject to amortization, including the intangible assets associated with the EasyBand™ technology, which were impaired in the first quarter of 2011 and trademarks acquired in connection with our 2006 acquisition of Inamed Corporation, which became fully amortized at the end of the first quarter of 2011.

Amortization of acquired intangible assets decreased $9.9 million to $95.6 million in the first nine months of 2011, or 2.4% of product net sales, compared to $105.5 million, or 3.0% of product net sales, in the first nine months of 2010. The decrease in amortization expense is primarily due to the impairment of the Sanctura® intangible assets in the third quarter of 2010, the impairment of the intangible assets associated with the EasyBand™ technology in the first quarter of 2011 and a decline in amortization expense associated with trademarks acquired in connection with our 2006 acquisition of Inamed Corporation, which became fully amortized at the end of the first quarter of 2011, partially offset by an increase in the balance of intangible assets subject to amortization, including a capitalized upfront licensing payment in September 2010 for Lastacaft™ and other intangible assets that we acquired in connection with our July 2010 purchase of our distributor’s business related to our products in Turkey, our July 2011 purchase of our distributor’s business related to our products in South Africa and our August 2011 acquisition of Precision Light.

Legal Settlement

In the third quarter of 2010, we recorded total pre-tax charges of $609.9 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®. This amount includes a criminal fine of $350.0 million related to a single misdemeanor “misbranding” charge, $25.0 million in forfeited assets, a civil settlement of $225.0 million to resolve civil claims asserted by the DOJ, and estimated interest and certain attorneys’ fees that we were obligated to pay in connection with the global settlement, but excludes our ongoing administrative legal fees and other costs. The “misbranding” charge is known as a strict liability offense, and does not involve false or deceptive conduct.

Impairment of Intangible Assets and Related Costs

In the third quarter of 2011, we recorded a pre-tax charge of $4.3 million related to the impairment of an in-process research and development asset associated with a tissue reinforcement technology that has not yet achieved regulatory approval acquired in connection with our 2010 acquisition of Serica. The impairment charge was recognized because current estimates of the anticipated future undiscounted cash flows of the asset were not sufficient to recover its carrying amount.

In March 2011, we decided to discontinue development of EasyBand™, a technology that we acquired in connection with our 2007 acquisition of EndoArt. As a result, in the first quarter of 2011 we recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology.

In the third quarter of 2010, we concluded that the intangible assets and a related prepaid royalty asset associated with the Sanctura® franchise, which we acquired in connection with our 2007 acquisition of Esprit Pharma Holding Company, Inc. and certain subsequent licensing and commercialization transactions, had become impaired. As a result, in the third quarter of 2010, we recorded an aggregate charge of $369.1 million related to the impairment of the Sanctura® assets and related costs, which includes charges for impairing the intangible assets and a related prepaid royalty asset and estimated costs associated with the termination of a third-party agreement primarily related to the promotion of Sanctura XR® to general practitioners in the United States. In the second quarter of 2011, we recorded additional costs of $3.3 million for the termination of the third-party agreement.

Restructuring Charges

Restructuring charges (reversal) were $(0.1) million and $0.1 million in the third quarter of 2011 and 2010, respectively, and $4.6 million and $0.8 million in the first nine months of 2011 and 2010, respectively.

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

Other Restructuring Activities and Integration Costs

Included in the three and nine month periods ended September 30, 2011 are a $0.1 million restructuring charge reversal primarily for employee severance related to our acquisition of Serica.

Included in the three and nine month periods ended September 30, 2010 are $0.1 million and $0.2 million, respectively, of restructuring charges for an abandoned leased facility related to our fiscal year 2005 restructuring and streamlining of our European operations. Included in the nine month period ended September 30, 2010 are $0.8 million of restructuring charges primarily for employee severance related to our acquisition of Serica, $0.1 million of restructuring charges primarily for employee severance and other one-time termination benefits related to our fiscal year 2009 restructuring plan and a $0.3 million restructuring charge reversal primarily for employee severance, one-time termination benefits and contract termination costs related to our breast implant manufacturing facility in Arklow, Ireland.

Included in the three and nine month periods ended September 30, 2011 are $0.6 million and $2.2 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and licensing, collaboration and co-promotion agreements. Included in the three month period ended September 30, 2010 are $0.3 million of SG&A expenses and $0.1 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses. Included in the nine month period ended September 30, 2010 are $1.8 million of SG&A expenses and $0.1 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses and a license, development and commercialization agreement.

Operating Income (Loss)

Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, legal settlement expenses, impairment of intangible assets and related costs, restructuring charges, in-process research and development expenses, amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with our core business activities.

For the third quarter of 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $102.0 million, a milestone payment of $20.0 million paid to MAP for the FDA acceptance of a New Drug Application, or NDA, filing for technology that has not achieved regulatory approval, stockholder derivative litigation costs of $0.8 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, a purchase accounting fair market value inventory adjustment of $0.4 million and transaction costs of $0.1 million associated with the purchase of our distributor’s business related to our products in South Africa, transaction costs of $0.5 million associated with the purchase of various businesses and other net indirect costs of $3.9 million.

For the third quarter of 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $81.1 million, costs associated with the DOJ investigation regarding our past U.S. sales and marketing practices relating to Botox® of $3.0 million, a distributor termination fee of $33.0 million and transaction, integration and transition costs of $0.4 million associated with the purchase of our distributor’s business related to our products in Turkey, the write-off of manufacturing assets related to the abandonment of an eye care product of $10.6 million and other net indirect costs of $3.3 million.

For the first nine months of 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $292.1 million, an upfront payment of $60.0 million and subsequent milestone payment of $20.0 million paid to MAP for the FDA acceptance of an NDA filing for technology that has not achieved regulatory approval and related transaction costs of $0.6 million, an upfront licensing fee of $45.0 million to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, fixed asset impairment charges of $2.2 million, a gain of $9.4 million from the substantially complete liquidation of the Company’s investment in a foreign subsidiary, stockholder derivative litigation costs of $3.1 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, a charge of $2.3 million for the change in fair value of a contingent consideration liability, a purchase accounting fair market value inventory adjustment of $0.4 million and transaction costs of $0.7 million associated with the purchase of our distributor’s business related to our products in South Africa, integration and transaction costs of $0.8 million associated with the purchase of various businesses and other net indirect costs of $21.3 million.

For the first nine months of 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of licensing fee income of $36.0 million for a development and commercialization agreement with Bristol-Myers Squibb Company, general and administrative expenses of $247.2 million, costs associated with the DOJ investigation regarding our past U.S. sales and marketing practices relating to Botox® of $11.5 million, an upfront licensing fee included in R&D expenses of $43.0 million paid to Serenity for technology that has not achieved regulatory approval and related transaction costs of $0.4 million, a distributor termination fee of $33.0 million and transaction, integration and transition costs of $1.0 million associated with the purchase of our distributor’s business related to our products in Turkey, the write-off of manufacturing assets related to the abandonment of an eye care product of $10.6 million, integration and transaction costs of $0.5 million related to our acquisition of Serica and other net indirect costs of $7.0 million.

The following table presents operating income for each reportable segment for the three and nine month periods ended September 30, 2011 and 2010 and a reconciliation of our segments’ operating income to consolidated operating income (loss):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)		(in millions)
Operating income (loss):
Specialty pharmaceuticals	$433.5	$377.5	$1,286.3	$1,076.0
Medical devices	68.8	67.2	214.2	201.1
Total segments	502.3	444.7	1,500.5	1,277.1
General and administrative expenses, other indirect costs and other adjustments	127.7	131.4	439.2	318.2
Amortization of acquired intangible assets (a)	26.0	25.2	77.9	87.9
Legal settlement	—	609.9	—	609.9
Impairment of intangible assets and related costs	4.3	369.1	23.7	369.1
Restructuring charges (reversal)	(0.1)	0.1	4.6	0.8
Total operating income (loss)	$344.4	$(691.0)	$955.1	$(108.8)

(a) Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income in the third quarter of 2011 was $344.4 million, or 26.3% of product net sales, compared to a consolidated operating loss of $691.0 million, or (58.0)% of product net sales in the third quarter of 2010. The $1,035.4 million increase in consolidated operating income was due to $609.9 million of legal settlement costs in the third quarter of 2010 that did not recur in the third quarter of 2011, a $119.1 million increase in product net sales, a $1.1 million increase in other revenues, a $0.2 million decrease in restructuring charges and a $364.8 million decrease in impairment of intangible assets and related costs, partially offset by a $10.4 million increase in cost of sales, a $21.2 million increase in SG&A expenses, a $27.3 million increase in R&D expenses and a $0.8 million increase in amortization of acquired intangible assets.

Our specialty pharmaceuticals segment operating income in the third quarter of 2011 was $433.5 million, compared to operating income of $377.5 million in the third quarter of 2010. The $56.0 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by an increase in promotion, selling and marketing expenses and an increase in R&D expenses.

Our medical devices segment operating income in the third quarter of 2011 was $68.8 million, compared to operating income of $67.2 million in the third quarter of 2010. The $1.6 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line, an increase in overall promotion and selling expenses and an increase in R&D expenses.

Our consolidated operating income in the first nine months of 2011 was $955.1 million, or 24.1% of product net sales, compared to a consolidated operating loss of $108.8 million, or (3.1)% of product net sales in the first nine months of 2010. The $1,063.9 million increase in consolidated operating income was due to $609.9 million of legal settlement costs in the first nine months of 2010 that did not recur in the first nine months of 2011, a $434.8 million increase in product net sales, a $9.9 million decrease in amortization of acquired intangible assets and a $345.4 million decrease in impairment of intangible assets and related costs, partially offset by a $28.1 million decrease in other revenues, a $27.5 million increase in cost of sales, a $204.6 million increase in SG&A expenses, a $72.1 million increase in R&D expenses and a $3.8 million increase in restructuring charges.

Our specialty pharmaceuticals segment operating income in the first nine months of 2011 was $1,286.3 million, compared to operating income of $1,076.0 million in the first nine months of 2010. The $210.3 million increase in our specialty pharmaceuticals segment operating income was due primarily to the same reasons discussed in the analysis of the third quarter of 2011.

Our medical devices segment operating income in the first nine months of 2011 was $214.2 million, compared to operating income of $201.1 million in the first nine months of 2010. The $13.1 million increase in our medical devices segment operating income was due primarily to the same reasons discussed in the analysis of the third quarter of 2011.

Non-Operating Income and Expense

Total net non-operating income in the third quarter of 2011 was $12.4 million compared to total net non-operating expense of $36.7 million in the third quarter of 2010. Interest income in the third quarter of 2011 was $1.8 million compared to interest income of $1.6 million in the third quarter of 2010. Interest expense decreased $5.2 million to $15.2 million in the third quarter of 2011 compared to $20.4 million in the third quarter of 2010. Interest expense decreased primarily due to the conversion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, in the second quarter of 2011, and a reversal of previously accrued statutory interest expense resulting from a change in estimate related to uncertain tax positions in the third quarter of 2011, compared to a charge for statutory interest expense in the third quarter of 2010, partially offset by an increase in interest expense due to the issuance in September 2010 of our 3.375% Senior Notes due 2020, or 2020 Notes. Other, net income was $25.8 million in the third quarter of 2011, consisting primarily of a net unrealized gain on derivative instruments of $16.8 million, $8.4 million in net realized gains from foreign currency transactions and a gain of $0.5 million on the sale of a third party equity investment. Other, net expense was $17.9 million in the third quarter of 2010, consisting primarily of a net unrealized loss on derivative instruments of $15.2 million and $3.4 million in net realized losses from foreign currency transactions.

Total net non-operating expense in the first nine months of 2011 was $39.1 million compared to $53.4 million in the first nine months of 2010. Interest income in the first nine months of 2011 was $5.6 million compared to interest income of $4.1 million in the first nine months of 2010. The increase in interest income was primarily due to higher average cash equivalent and short-term investment balances. Interest expense increased $4.2 million to $55.1 million in the first nine months of 2011 compared to $50.9 million in the first nine months of 2010. Interest expense increased primarily due to the issuance in September 2010 of our 2020 Notes and a net decrease in the reversal of previously accrued statutory interest expense resulting from a change in estimate related to uncertain tax positions in the first nine months of 2011 compared to the first nine months of 2010, partially offset by a decrease in interest expense due to the conversion of our 2026 Convertible Notes in the second quarter of 2011. Other, net income was $10.4 million in the first nine months of 2011, consisting primarily of a net unrealized gain on derivative instruments of $12.0 million and a gain of $1.4 million on the sale of a third party equity investment, partially offset by $3.6 million in net realized losses from foreign currency transactions. Other, net expense was $6.6 million in the first nine months of 2010, consisting primarily of a net unrealized loss on derivative instruments of $7.0 million and $0.6 million in net realized losses from foreign currency transactions.

Income Taxes

Our effective tax rate for the third quarter of 2011 was 29.7%. Our effective tax rate for the first nine months of 2011 was 28.1%. Included in our earnings before income taxes for the first nine months of 2011 are a $60.0 million upfront payment and a $20.0 million regulatory milestone payment related to a collaboration and co-promotion agreement with MAP, a $45.0 million upfront payment related to a collaboration and license agreement with Molecular Partners AG, intangible asset impairment charges of $20.4 million, restructuring charges of $4.6 million, fixed asset impairment charges of $2.2 million and a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary resulting from the discontinued development of EasyBand™. In the first nine months of 2011, we recorded income tax benefits of $22.2 million and $7.4 million, respectively, associated with the upfront payment and regulatory milestone payment related to the collaboration and co-promotion agreement with MAP and income tax benefits of $4.6 million associated with the upfront payment related to the collaboration and license agreement with Molecular Partners AG. In the first nine months of 2011, we did not record any tax benefits related to the intangible asset impairment charges, restructuring charges, fixed asset impairment charges and the gain from the substantially complete liquidation of our investment in a foreign subsidiary resulting from the discontinued development of EasyBand™ since a portion of these charges are not tax deductible and we do not expect to be able to utilize the deductions for the tax deductible portion of these charges in the jurisdiction where the costs were incurred. Excluding the impact of the net pre-tax charges of $142.8 million and the net income tax benefits of $34.2 million for the items discussed above, our adjusted effective tax rate for the first nine months of 2011 was 27.6%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the first nine months of 2011 is summarized below:

(in millions)
Earnings before income taxes, as reported	$916.0
Upfront payment for a collaboration and co-promotion agreement with MAP	60.0
Regulatory milestone payment for a collaboration and co-promotion agreement with MAP	20.0
Upfront payment for a collaboration and license agreement with Molecular Partners AG	45.0
Restructuring charges	4.6
Impairment of intangible assets	20.4
Aggregate net gain for the fixed asset impairment and gain from the substantially complete liquidation of a foreign subsidiary resulting from the discontinued development of Easyband™	(7.2)
$1,058.8

Provision for income taxes, as reported	$257.6
Income tax benefit for:
Upfront payment for a collaboration and co-promotion agreement with MAP	22.2
Regulatory milestone payment for a collaboration and co-promotion agreement with MAP	7.4
Upfront payment for a collaboration and license agreement with Molecular Partners AG	4.6
$291.8

Adjusted effective tax rate	27.6%

Our effective tax rate for the third quarter and first nine months of 2010 was 8.1% and 59.2%, respectively. Our effective tax rate for the year ended December 31, 2010 was 97.1% and our adjusted effective tax rate for the year ended December 31, 2010 was 28.0%. Included in our earnings before income taxes for 2010 are total pre-tax charges of $609.2 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, a $369.1 million aggregate charge related to the impairment of the Sanctura® Assets and related costs, a $33.0 million charge related to the termination of a distributor agreement in Turkey, a $43.0 million charge for an upfront payment for technology that has not achieved regulatory approval, restructuring charges of $0.3 million and license fee income of $36.0 million related to an upfront fee for product rights we licensed to Bristol-Myers Squibb Company. In 2010, we recorded income tax benefits of $21.4 million related to the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, $140.5 million related to the impairment of the Sanctura® Assets and related costs, $2.8 million related to the termination of a distributor agreement in Turkey, $15.6 million related to the upfront payment for technology that has not achieved regulatory approval and $0.2 million related to the restructuring charges, and an income tax expense of $13.7 million related to the upfront license fee income. Excluding the impact of the net pre-tax charges of $1,018.6 million and the net income tax benefits of $166.8 million for the items discussed above, our adjusted effective tax rate for 2010 was 28.0%.

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

The decrease in the adjusted effective tax rate to 27.6% in the first nine months of 2011 compared to the adjusted effective tax rate for the year ended December 31, 2010 of 28.0% is primarily attributable to an increase in the mix of earnings in lower tax rate jurisdictions, partially offset by changes in tax positions affecting unrecognized tax benefits.

Net Earnings Attributable to Noncontrolling Interest

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $1.2 million and $1.8 million in the third quarter of 2011 and 2010, respectively, and $3.7 million and $4.3 million in the first nine months of 2011 and 2010, respectively.

Net Earnings Attributable to Allergan, Inc.

Our net earnings attributable to Allergan, Inc. in the third quarter of 2011 were $249.8 million compared to a net loss attributable to Allergan, Inc. of $670.5 million in the third quarter of 2010. The $920.3 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $1,035.4 million, the decrease in net non-operating expense of $49.1 million and the decrease in net earnings attributable to noncontrolling interest of $0.6 million, partially offset by the increase in the provision for income taxes of $164.8 million.

Our net earnings attributable to Allergan, Inc. in the first nine months of 2011 were $654.7 million compared to a net loss attributable to Allergan, Inc. of $262.5 million in the first nine months of 2010. The $917.2 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $1,063.9 million, the decrease in net non-operating expense of $14.3 million and the decrease in net earnings attributable to noncontrolling interest of $0.6 million, partially offset by the increase in the provision for income taxes of $161.6 million.

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

Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first nine months of 2011 was $701.5 million compared to $820.9 million for the first nine months of 2010. Cash flow from operating activities decreased in the first nine months of 2011 compared to the first nine months of 2010 primarily as a result of an increase in cash required to fund changes in trade receivables, inventories, other current assets, accounts payable and income taxes, partially offset by a decrease in cash used to fund changes in other liabilities, and an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items. In the first nine months of 2011, we made upfront and milestone payments of $125.0 million for various licensing and collaboration agreements compared to $43.0 million in the first nine months of 2010. These amounts were included in our net earnings (loss) for the respective periods. In the first nine months of 2010, we received an upfront licensing fee receipt of $36.0 million that did not recur in 2011. In 2010, we recorded total pre-tax charges of $609.2 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox®. We paid $594.0 million of the global settlement costs in the fourth quarter of 2010 and the remaining $15.2 million in the first nine months of 2011. In the first nine months of 2011, we paid pension contributions of $17.7 million to our U.S. defined benefit pension plan. We did not make any pension contributions to our U.S. defined benefit pension plan in the first nine months of 2010.

Net cash provided by investing activities was $502.7 million in the first nine months of 2011 compared to net cash used in investing activities of $649.8 million in the first nine months of 2010. In the first nine months of 2011, we received $1,073.9 million from the maturities of short-term investments and $2.5 million from the sale of equity investments and property, plant and equipment. In the first nine months of 2011, we purchased $391.2 million of short-term investments and paid $98.9 million, net of cash acquired, for the acquisitions of Vicept, Alacer and Precision Light and the purchase of our distributor’s business related to our products in South Africa. Additionally, we invested $75.4 million in new facilities and equipment and $7.9 million in capitalized software. In the first nine months of 2010, we purchased $499.3 million of short-term investments and paid $69.8 million, net of cash acquired, for the acquisition of Serica and the purchase of our distributor’s business related to our products in Turkey and $1.7 million for a contractual purchase price adjustment related to our 2009 acquisition of Samil Allergan Ophthalmic Joint Venture Company. Additionally, we invested $50.3 million in new facilities and equipment and $10.2 million in capitalized software and paid $18.5 million for intangible assets related to the reacquisition of Botox® Cosmetics distribution rights in Japan and China. We currently expect to invest between $140.0 million and $160.0 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2011.

Net cash used in financing activities was $979.5 million in the first nine months of 2011 compared to net cash provided by financing activities of $490.0 million in the first nine months of 2010. In the first nine months of 2011, we paid $808.9 million for the repayment and conversion of our 2026 Convertible Notes ($649.7 million principal amount and $159.2 million equity repurchase), repurchased approximately 5.0 million shares of our common stock for $374.0 million, paid $45.8 million in dividends to stockholders and paid contingent consideration of $3.0 million. This use of cash was partially offset by $25.7 million in net borrowing of notes payable, $205.7 million received from the sale of stock to employees and $20.8 million in excess tax benefits from share-based compensation. On September 14, 2010, we issued our 2020 Notes in a registered offering for an aggregate principal amount of $650.0 million and received proceeds of $648.0 million, net of original discount. Additionally, in the first nine months of 2010, we received $90.6 million from the sale of stock to employees and $4.7 million in excess tax benefits from share-based compensation. These amounts were partially reduced by the repurchase of 3.2 million shares of our common stock for $198.9 million, net repayments of notes payable of $3.0 million, a cash payment of $6.0 million for offering fees related to the issuance of the 2020 Notes and $45.4 million in dividends paid to stockholders.

Effective October 24, 2011, our Board of Directors declared a cash dividend of $0.05 per share, payable December 1, 2011 to stockholders of record on November 10, 2011.

We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At September 30, 2011, we held approximately 2.5 million treasury shares under this program. Effective July 1, 2011, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 2.0 million shares to be repurchased through December 31, 2011, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

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

At September 30, 2011, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $600.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at September 30, 2011. At September 30, 2011, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program (maturing April 2012), $20.0 million in borrowings outstanding under the real estate mortgage, $53.8 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt. On October 28, 2011, we amended and restated our committed long-term credit facility to extend the maturity date to October 2016 and modify certain other terms, including interest rates and fees. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted.

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

On January 28, 2011, we entered into a collaboration agreement and a co-promotion agreement with MAP for the exclusive development and commercialization by us and MAP of Levadex® within the United States to certain headache specialist physicians for the acute treatment of migraine in adults, migraine in adolescents and other indications that may be approved by the parties. Under the terms of the agreements, we made a $60.0 million upfront payment to MAP in February 2011. The terms of the agreements also include up to $97.0 million in additional payments to MAP upon MAP meeting certain development and regulatory milestones. In August 2011, we made a $20.0 million milestone payment to MAP for the FDA acceptance of an NDA filing for Levadex®.

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

On July 22, 2011, we completed the acquisition of Vicept for an upfront payment of $74.1 million, net of cash acquired, plus up to an aggregate of $200.0 million in payments contingent upon achieving certain future development and regulatory milestones plus additional payments contingent upon acquired products achieving certain sales milestones.

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

As of December 31, 2010, $912.8 million of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2010, we had approximately $2,109.4 million in unremitted earnings outside the United

States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At September 30, 2011 and December 31, 2010, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $49.0 million and $42.3 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and nine month periods ended September 30, 2011, we recognized $3.7 million and $11.4 million, respectively, as a reduction of interest expense due to the differential to be received. During the three and nine month periods ended September 30, 2010, we recognized $3.8 million and $11.3 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of September 30, 2011, the remaining unrecognized gain, net of tax, of $3.5 million is recorded as a component of accumulated other comprehensive loss.

At September 30, 2011, we had approximately $53.8 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.5 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Maturing in							Fair Market Value
	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$934.8	$—	$—	$—	$—	$—	$934.8	$934.8
Weighted Average Interest Rate	0.11%	—	—	—	—	—	0.11%
Foreign Time Deposits	189.5	—	—	—	—	—	189.5	189.5
Weighted Average Interest Rate	0.84%	—	—	—	—	—	0.84%
Other Cash Equivalents	991.6	—	—	—	—	—	991.6	991.6
Weighted Average Interest Rate	0.19%	—	—	—	—	—	0.19%
Total Cash Equivalents and Short-Term Investments	$2,115.9	$—	$—	$—	$—	$—	$2,115.9	$2,115.9
Weighted Average Interest Rate	0.21%	—	—	—	—	—	0.21%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$25.0	$—	$—	$—	$1,467.2	$1,492.2	$1,669.5
Weighted Average Interest Rate	—	7.47%	—	—	—	4.74%	4.78%
Other Variable Rate (non-US$)	53.8	—	—	—	—	—	53.8	53.8
Weighted Average Interest Rate	8.15%	—	—	—	—	—	8.15%
Total Debt Obligations (a)	$53.8	$25.0	$—	$—	$—	$1,467.2	$1,546.0	$1,723.3
Weighted Average Interest Rate	8.15%	7.47%	—	—	—	4.74%	4.90%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$49.0
Average Pay Rate	—	—	—	—	—	0.74%	0.74%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%

(a)
Total debt obligations in the unaudited condensed consolidated balance sheet at September 30, 2011 include debt obligations of $1,546.0 million and the interest rate swap fair value adjustment of $49.0 million.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of September 30, 2011 and December 31, 2010. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	September 30, 2011		December 31, 2010
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$14.3	76.91	$6.0	84.09
Australian dollar	23.6	1.03	15.7	0.98
New Zealand dollar	3.3	0.83	1.1	0.74
Poland zloty	1.6	3.15	2.8	3.03
Singapore dollar	1.2	1.24	—	—
	$44.0		$25.6
Estimated fair value	$1.9		$(0.9)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$41.4	1.38	$39.9	1.33
Estimated fair value	$(1.1)		$0.2

Foreign currency sold — put options:
Canadian dollar	$90.3	1.00	$68.1	1.04
Mexican peso	5.4	12.91	20.0	12.73
Australian dollar	65.1	0.97	44.2	0.87
Brazilian real	52.8	1.80	36.9	1.92
Euro	109.5	1.36	139.4	1.34
Korean won	5.3	1154.23	17.3	1153.22
Turkish lira	4.9	1.58	20.5	1.55
	$333.3		$346.4
Estimated fair value	$23.4		$10.4

ALLERGAN, INC.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of September 30, 2011, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The following supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1 “Legal Proceedings” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 and is limited to certain recent developments concerning our legal proceedings.

Allergan, Inc. v. Cayman Chemical Company, et al.

            In September 2011, the U.S. District Court for Central District of California ordered the reopening of the case. In September 2011, the court set the trial for our unfair competition claims for February 12, 2013 and the trial for our patent claims for April 2, 2013.

Kramer et al. v. Allergan, Inc.

In September 2011, the court entered a dismissal with prejudice as to plaintiff Doolittle. In October 2011, the court set the trial as to plaintiff Powell for April 30, 2012.

Alphagan® P Patent Litigation

In August 2011, the U.S. Court of Appeals for the Federal Circuit denied Apotex’s petition for rehearing en banc. In August 2011, the U.S. Court of Appeals for the Federal Circuit issued a mandate affirming-in-part and reversing-in-part the findings of the U.S. District Court for the District of Delaware.

Zymar® Patent Litigation

In July 2011, Lupin filed an answer to the amended complaint and counterclaims. In August 2011, the court consolidated the Lupin Zymar® and Lupin Zymaxid® cases and set a bench trial for January 14, 2013. In August 2011, we, Senju and Kyorin filed an answer to Lupin’s counterclaims.

In September 2011, we filed a notice of subsequent event regarding receipt of a notice from the U.S. Patent and Trademark Office regarding its intent to issue a reexamination certificate for the ‘045 patent.

In September 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Hi-Tech Pharmacal Co., Inc., or Hi-Tech, indicating that Hi-Tech had filed an ANDA with the FDA seeking approval of a generic form of Zymar® gatifloxacin 0.3% ophthalmic solution. In the certification, Hi-Tech contends that the ‘283 and ‘045 patents, both of which are licensed to us and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Hi-Tech product. In October 2011, we, Senju and Kyorin filed a complaint against Hi-Tech in the U.S. District Court for the District of Delaware. The complaint alleges that Hi-Tech’s proposed product infringes the ‘283 and ‘045 patents.

Combigan® Patent Litigation

In August 2011, the U.S. District Court for the Eastern District of Texas held a bench trial and issued its opinion holding that U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258 are not invalid, and are enforceable and infringed by defendants’ proposed products. In August 2011, the court also entered a final judgment and injunction in our favor and against all defendants and granted defendants’ motion for partial summary judgment. In September 2011, defendants filed notices of appeal and we filed a notice of cross-appeal.

In October 2011, the Canadian Federal Court held a bench trial regarding our claims against Sandoz Canada and took the matter under submission.

Latisse® Patent Litigation

In August 2011, we and Duke University filed a complaint against Hi-Tech in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that Hi-Tech’s proposed product infringes U.S. Patent Nos. 7,351,404,

7,388,029 and 6,403,649. In October 2011, Hi-Tech filed an answer to the complaint and counterclaims.

In September 2011, the Apotex action and the Sandoz action were consolidated.

In October 2011, we stipulated to the dismissal without prejudice of our claims regarding U.S. Patent No. 6,403,649 against Apotex and Sandoz.

Lumigan® Patent Litigation

           In September 2011, the U.S. District Court for the District of Delaware issued its opinion holding that U.S. Patent Nos. 5,688,819 and 6,403,649 are not invalid, and are enforceable and infringed by defendants’ proposed products and entered a final judgment and injunction in our favor and against all defendants. In October 2011, defendants filed notices of appeal.

Lumigan® 0.01% Patent Litigation

In August 2011, we filed a complaint against Sandoz in the U.S. District Court for the Eastern District of Texas. The complaint alleges that Sandoz’s proposed product infringes U.S. Patent Nos. 5,688,819 and 7,851,504. In September 2011, Sandoz filed an answer to the complaint and counterclaims. In October 2011, we filed an answer to Sandoz’s counterclaims.

In October 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Lupin indicating that Lupin had filed an ANDA with the FDA seeking approval of a generic form of Lumigan® 0.01% bimatoprost ophthalmic solution. In the certification, Lupin contends that U.S. Patent No. 7,851,504, which is listed in the Orange Book under Lumigan® 0.01%, is invalid and/or not infringed by the proposed Lupin product.

Zymaxid® Patent Litigation

In August 2011, the court consolidated the Lupin Zymar® and Lupin Zymaxid® cases and set a bench trial for January 14, 2013.

In August 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Hi-Tech indicating that Hi-Tech had filed an ANDA with the FDA seeking approval of a generic form of Zymaxid® gatifloxacin 0.5% ophthalmic solution. In the certification, Hi-Tech contends that the ‘283 and ’045 patents, both of which are licensed to us and are listed in the Orange Book under Zymaxid®, are invalid and/or not infringed by the proposed Hi-Tech product.

In September 2011, we filed a notice of subsequent event regarding receipt of a notice from the U.S. Patent and Trademark Office regarding its intent to issue a reexamination certificate for the ‘045 patent.

In October 2011, we filed a complaint against Hi-Tech in the U.S. District Court for the District of Delaware. The complaint alleges that Hi-Tech’s proposed product infringes the’283 and ‘045 patents.

Government Investigations

In September 2011, we received service of process of a Civil Investigative Demand from the Commonwealth of Massachusetts Office of the Attorney General, Medicaid Fraud Division. The Civil Investigative Demand requests production of documents and information relating to our Eye Care Business Advisor Group, Allergan Access and BSM Connect for Ophthalmology.

Stockholder Derivative Litigation

Pompano Beach Police & Firefighters’ Retirement System Action; Himmel Action; Rosenbloom Action

In August 2011, we and the individual defendants filed a motion to dismiss the first amended verified consolidated complaint.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as supplemented and amended by the risk factors previously disclosed by us in Part II, Item 1A “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the purchases of our equity securities during the third fiscal quarter of 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2011 to July 31, 2011	291,933	$83.60	291,933	15,971,491
August 1, 2011 to August 31, 2011	542,000	76.13	542,000	15,636,159
September 1, 2011 to September 30, 2011	116,067	80.17	116,067	15,941,477
Total	950,000	$78.92	950,000	N/A

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At September 30, 2011, we held approximately 2.5 million treasury shares under this program. Effective July 1, 2011, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 2.0 million shares to be repurchased through December 31, 2011, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

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

Date: November 3, 2011

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

10.1
Agreement and Plan of Merger, dated as of July 18, 2011, among Allergan, Inc., Erythema Acquisition, Inc., Vicept Therapeutics, Inc. and the Shareholders’ Representative* (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on July 22, 2011)

10.2
Amended and Restated Credit Agreement, dated as of October 28, 2011, among Allergan, Inc., as Borrower and Guarantor, the Eligible Subsidiaries referred to therein, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank N.A., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on October 31, 2011)

10.3	Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2011)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101
The following financial statements are from Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

*  Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the U.S. Securities and Exchange Commission and which portions were granted confidential treatment.