Form 10-K
period 2011-12-31
ALLERGAN INC
filed 2012-02-28
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————————
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $25,365 million based on the closing sale price as reported on the New York Stock Exchange.
Common stock outstanding as of February 22, 2012 — 307,527,460 shares (including 3,084,689 shares held in treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 1, 2012, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2011.

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. These forward-looking statements are necessarily estimates reflecting the judgment of our management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Item 1A of Part I of this report below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

Item 1.    Business
General Overview of our Business
We are a multi-specialty health care company focused on developing and commercializing innovative pharmaceuticals, biologics, medical devices and over-the-counter products that enable people to live life to its full potential - to see more clearly, move more freely and express themselves more fully. We discover, develop and commercialize a diverse range of products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world.
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. In 2011, our research and development expenditures were approximately 16.9% of our product net sales, or approximately $902.8 million. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions.
Our diversified business model includes products for which patients may be eligible for reimbursement and cash pay products that consumers pay for directly out-of-pocket. Based on internal information and assumptions, we estimate that in fiscal year 2011, approximately 60% of our product net sales were derived from reimbursable products and 40% of our product net sales were derived from cash pay products, including products in emerging markets that would typically be reimbursed in North America and Europe.
We were founded in 1950 and incorporated in Delaware in 1977. Our principal executive offices are located at 2525 Dupont Drive, Irvine, California, 92612, and our telephone number at that location is (714) 246-4500. Our website address is www.allergan.com (the information available at our website address is not incorporated by reference into this report). We make our periodic and current reports available on our website, free of charge, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission, or SEC. The SEC maintains a website at www.sec.gov that contains the reports and other information that we file electronically with the SEC.

Operating Segments

We operate our business on the basis of two reportable segments - specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for dry eye, glaucoma, inflammation, infection, allergy and retinal disease; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, eyelash growth and other prescription and over-the-counter skin care products; and urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery and tissue expanders; obesity intervention products; and facial aesthetics products. The following table sets forth, for the periods indicated, product net sales for each of our product lines within our specialty pharmaceuticals and medical devices segments, segment operating income for our specialty pharmaceuticals and medical devices segments, domestic and international sales as a percentage of total product net sales, and domestic and international long-lived assets:

	Year Ended December 31,
	2011	2010	2009
	(dollars in millions)
Specialty Pharmaceuticals Segment Product Net Sales by Product Line
Eye Care Pharmaceuticals	$2,520.2	$2,262.0	$2,100.6
Botox®/Neuromodulators	1,594.9	1,419.4	1,309.6
Skin Care	260.1	229.5	208.0
Urologics	56.8	62.5	65.6
Total Specialty Pharmaceuticals Segment Product Net Sales	$4,432.0	$3,973.4	$3,683.8

Medical Devices Segment Product Net Sales by Product Line
Breast Aesthetics	$349.3	$319.1	$287.5
Obesity Intervention	203.1	243.3	258.2
Facial Aesthetics	362.7	283.8	218.1
Total Medical Devices Segment Product Net Sales	$915.1	$846.2	$763.8

Specialty Pharmaceuticals Segment Operating Income (1)	$1,763.3	$1,501.9	$1,370.8
Medical Devices Segment Operating Income (1)	286.0	284.7	189.2

Consolidated Product Net Sales
Domestic	60.2%	62.6%	65.4%
International	39.8%	37.4%	34.6%

Consolidated Long-Lived Assets
Domestic	$3,500.9	$3,222.4	$3,678.3
International	617.5	688.1	572.3
 ——————————

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

Specialty Pharmaceuticals Segment
Eye Care Pharmaceuticals
We develop, manufacture and market a broad range of prescription and non-prescription products designed to treat diseases and disorders of the eye, including dry eye, glaucoma, inflammation, infection, allergy and retinal disease.
Dry Eye
Restasis® (cyclosporine ophthalmic emulsion) 0.05%, our best selling eye care product, is the largest prescription ophthalmic pharmaceutical by sales value in the United States and is the first, and currently the only, prescription eye drop to help increase tear production, in cases where tear production may be reduced by inflammation due to chronic dry eye. Chronic dry eye is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of chronic dry eye increases markedly with age, after menopause in women and in people with systemic diseases. We launched Restasis® in the United States in 2003 and Restasis® is currently approved in approximately 40 countries.
Our Refresh® line of over-the-counter artificial tears products, including Refresh® Optive™ lubricant eye drops, treats dry eye symptoms including irritation and dryness due to pollution, computer use, aging and other causes. We launched Refresh® over 25 years ago and today the Refresh® product line includes a wide range of preserved and non-preserved drops as well as ointments to treat dry eye symptoms. In early 2012, we launched Refresh Optive™ Advanced lubricant eye drops in the United States and as Optive Plus® in some countries in Europe.
Glaucoma
Our Lumigan® (bimatoprost ophthalmic solution) product line is our second best selling eye care product line. Lumigan® 0.03% and Lumigan® 0.01% are topical treatments indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension. Lumigan® 0.01% is an improved reformulation of Lumigan® 0.03% that was approved in 2009 by Health Canada and in 2010 by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA. We currently sell Lumigan® 0.01% and Lumigan® 0.03% in the United States and over 80 countries worldwide. Senju Pharmaceutical Co., Ltd., or Senju, is responsible for the development and commercialization of Lumigan® in Japan pursuant to an exclusive licensing agreement.
Ganfort™ (bimatoprost/timolol maleate ophthalmic solution) is a bimatoprost and timolol maleate combination designed to treat glaucoma and ocular hypertension in patients who are not responsive to treatment with only one medication. We received a license from the EMA to market Ganfort™ in the European Union in 2006 and Ganfort™ is now sold in approximately 65 countries.
Our Alphagan® (brimonidine tartrate ophthalmic solution) products are our third best selling eye care product line. Alphagan® P 0.1%, Alphagan® P 0.15% and Alphagan® P 0.2% are ophthalmic solutions that lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P 0.1% was approved by the FDA in 2005 and is an improved reformulation of Alphagan® P 0.15% and Alphagan® 0.2%. Alphagan® P 0.1% is currently approved in approximately 10 countries, Alphagan® P 0.15% is approved in approximately 50 countries and Alphagan® 0.2% is approved in approximately 70 countries. Alphagan® P 0.15% and Alphagan® 0.2% face generic competition in the United States and other parts of the world. Senju is responsible for the development and commercialization of our Alphagan® products in Japan pursuant to an exclusive licensing agreement between us and Kyorin Pharmaceuticals Co., Ltd., or Kyorin, that Kyorin subsequently sublicensed to Senju. In January 2012, Senju received approval from the Japanese Ministry of Health, Labor and Welfare for Aiphagan® P 0.1% for the reduction of intraocular pressure in patients with ocular hypertension or glaucoma.
Combigan® (brimonidine tartrate/timolol maleate ophthalmic solution) 0.2%/0.5% is a brimonidine and timolol combination designed to treat glaucoma and ocular hypertension in patients who are not responsive to treatment with only one medication. The FDA approved Combigan® in 2007 and it is now sold in approximately 70 countries worldwide.
Inflammation
Acuvail® (ketorolac tromethamine ophthalmic solution) 0.45% is a nonsteroidal, anti-inflammatory indicated for the treatment of ocular pain and inflammation following cataract surgery that was approved by the FDA in 2009. Acular LS® (ketorolac ophthalmic solution) 0.4% is a nonsteroidal anti-inflammatory indicated to reduce ocular pain, burning and stinging following corneal refractive surgery. Acular LS® is a reformulated version of Acular ® that was approved by the FDA in 2007. Acular ® and Acular LS® face generic competition in the United States. Pred Forte® (prednisolone acetate ophthalmic suspension, USP) 1% is a topical steroid that was approved by the FDA over 35 years ago and faces generic competition in the United States.

Infection
Zymaxid® (gatifloxacin ophthalmic solution) 0.5% is our next-generation anti-infective product indicated for the treatment of bacterial conjunctivitis. The FDA approved Zymaxid® in 2010 and, in February 2011, we announced the discontinuation of Zymar® (gatifloxacin ophthalmic solution) 0.3% in the United States due to strong physician acceptance of Zymaxid®.
Allergy
Lastacaft® (alcaftadine ophthalmic solution) 0.25% is a topical allergy medication for the prevention and treatment of itching associated with allergic conjunctivitis. We acquired the global license to manufacture and commercialize Lastacaft® in 2010 from Vistakon Pharmaceuticals, LLC, Janssen Pharmaceutica N.V. and Johnson & Johnson Vision Care Inc., or, collectively, Vistakon, and launched Lastacaft® in the first quarter of 2011.
Elestat® (epinastine HCL ophthalmic solution) 0.05% is used for the prevention of itching associated with allergic conjunctivitis. We license Elestat® from Boehringer Ingelheim AG, and hold worldwide ophthalmic commercial rights excluding Japan. Elestat®, together with sales under its brand names Relestat® and Purivist®, is currently approved in approximately 50 countries. A generic version of Elestat® was approved by the FDA in the second quarter of 2011 and Elestat® currently faces generic competition in the United States.
Retinal Disease
Ozurdex® (dexamethasone intravitreal implant) 0.7 mg is a novel bioerodable formulation of dexamethasone in our proprietary Novadur® sustained-release drug delivery system that can be used to locally and directly administer medications to the retina. The FDA approved Ozurdex® in 2009 as the first drug therapy indicated for the treatment of macular edema associated with retinal vein occlusion, or RVO, and, in 2010, the EMA granted marketing authorization for Ozurdex® for RVO. Ozurdex® is now approved for RVO in approximately 45 countries, including Argentina, Brazil, Canada, India, Korea and Mexico. In 2010, the FDA approved Ozurdex® for the treatment of non-infectious uveitis affecting the posterior segment of the eye and, in the second quarter of 2011, the EMA granted marketing authorization for Ozurdex® for this additional indication. Ozurdex® is now approved for uveitis in approximately 40 countries.
Neuromodulators
Botox®
Botox® (onabotulinumtoxinA) was first approved by the FDA in 1989 for the treatment of strabismus and blepharospasm, two eye muscle disorders, making it the first botulinum toxin type A product approved in the world. Since its first approval, Botox® has been approved by regulatory authorities worldwide as a treatment for approximately 25 unique indications in approximately 85 countries, benefiting millions of patients. Botox® was first approved for certain aesthetic uses in 2002. In addition to over 20 years of clinical experience, the safety and efficacy of Botox® have been well-established in approximately 65 randomized, placebo-controlled clinical trials and in approximately 15,000 patients treated with Botox® and Botox® Cosmetic in Allergan's clinical trials. Worldwide, approximately 30 million vials of Botox® and Botox® Cosmetic have been distributed and approximately 29 million treatment sessions have been performed in a span of 20 years (1989-2009). There have been approximately 2,500 articles on Botox® or Botox® Cosmetic in scientific and medical journals. Since the FDA's approval of Dysport®, a competing product, in 2009, the FDA has required that all botulinum toxins marketed in the United States include a boxed warning regarding the symptoms associated with the spread of botulinum toxin beyond the injection site along with a corresponding Risk Evaluation and Mitigation Strategies, or REMS, program which addresses the lack of interchangeability of botulinum toxin products.

For the year ended December 31, 2011, therapeutic uses accounted for approximately 51% of Botox® total sales and aesthetic uses accounted for approximately 49% of Botox® total sales. Sales of Botox® represented approximately 30%, 29% and 29% of our total consolidated product net sales in 2011, 2010 and 2009, respectively.

Botox® is used therapeutically for the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms as well for hyperhydrosis and the prophylactic treatment of headaches in adults with chronic migraine. In the third quarter of 2011, the FDA approved Botox® for the treatment of urinary incontinence due to detrusor overactivity associated with a neurologic condition, such as a spinal cord injury or multiple sclerosis, in adults who have an inadequate response to or are intolerant of an anticholinergic medication. The currently-approved therapeutic indications for Botox® in the United States are as follows:

•	urinary incontinence due to detrusor overactivity associated with a neurologic condition in adults who have an inadequate response to or are intolerant of an anticholinergic medication;
•the prophylactic treatment of headaches in adults with chronic migraine;

•the treatment of increased muscle stiffness in the elbow, wrist and fingers in adults with upper limb spasticity;
•severe primary axillary hyperhidrosis, or underarm sweating, that is inadequately managed with topical agents;

•	cervical dystonia, or sustained contractions or spasms of muscles in the shoulders or neck, in adults, and associated neck pain;
•blepharospasm, or the uncontrollable contraction of the eyelid muscles; and
•strabismus, or misalignment of the eyes, in people 12 years of age and over.
Botox® is also available outside the United States for various indications. Botox® is now approved for the prophylactic treatment of adult chronic migraine in approximately 25 countries, including the United Kingdom and almost all other countries in the European Union as well as Australia, Brazil, Canada, India and Korea. Botox® has also been approved for the treatment of urinary incontinence due to detrusor overactivity associated with a neurologic condition in approximately 17 countries, including Brazil, Canada, France, Germany and Spain. Botox® is also approved in many countries outside of the United States for treating hemifacial spasm, cervical dystonia, adult spasticity and spasticity associated with pediatric cerebral palsy.
In 2005, we licensed to GlaxoSmithKline, or GSK, our rights to develop and sell Botox® in Japan and China, but, in 2010, we reacquired from GSK the rights to develop and sell Botox® in Japan and China for all current and future cosmetic indications. GSK retained the rights to develop and sell Botox® in Japan and China for all current and future therapeutic indications. Botox® was approved in Japan for equinus foot due to lower limb spasticity in juvenile cerebral palsy patients in 2009 and for the treatment of upper and lower limb spasticity in 2010.
Botox® Cosmetic
The FDA approved Botox® Cosmetic in 2002 for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Depending on the country of approval, this product is referred to as Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista®, and is administered in small injections to temporarily reduce the muscle activity that causes the formation of glabellar lines between the eyebrows that often develop during the aging process. Currently, over 75 countries have approved facial aesthetic indications for Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista®. Botox® is approved for upper facial lines in Australia, Canada, New Zealand, and certain countries in East Asia and Latin America. In 2009, Botox® was approved in Japan and China for glabellar lines.
Skin Care
Our skin care products focus on the acne, psoriasis, physician-dispensed skin care and eyelash growth markets, particularly in the United States and Canada.
Aczone® (dapsone) gel 5% is approved for sale in both the United States and Canada and is indicated for the treatment of acne vulgaris in patients age 12 and older. We launched Aczone® in the United States in 2008. In the first quarter of 2011, we outlicensed our Canadian rights to Aczone® to Biovail Laboratories International SRL, a subsidiary of Valeant Pharmaceuticals, Inc.
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
Vivité® is an advanced anti-aging skin care line that uses proprietary GLX Technology™, creating a highly specialized blend of glycolic acid and natural antioxidants. We launched Vivité® in 2007 and market our Vivité® line of skin care products to physicians in the United States.
Latisse® (bimatoprost ophthalmic solution) 0.03%, is the first, and currently the only, FDA-approved prescription treatment for insufficient or inadequate eyelashes. The FDA approved Latisse® in 2008 and we launched Latisse® in the United States in 2009. Latisse® is also approved for sale in Canada, Russia and certain markets in Latin America, Asia Pacific and the Middle East.
Urologics
Sanctura XR® is our once-daily anticholinergic for the treatment of over-active bladder, or OAB. Sanctura XR® was approved by the FDA in 2007 and Health Canada in 2010. In connection with our 2007 acquisition of Esprit Pharma Holdings Company,

Inc., we obtained an exclusive license to market Sanctura® and Sanctura XR® in the United States and its territories from Indevus Pharmaceuticals, Inc., or Indevus, which was subsequently acquired by Endo Pharmaceuticals. In the United States, we promote Sanctura XR® to the urology specialty channel. We acquired the right to commercialize Sanctura XR® in Canada from Indevus and Madaus GmbH in 2008. Sanctura®, our twice-a-day anticholinergic for OAB, began facing generic competition in the United States in 2010.
Medical Devices Segment
Breast Aesthetics
Our silicone gel and saline breast implants, consisting of a variety of shapes, sizes and textures, have been available to women for more than 30 years and are currently sold in approximately 75 countries for breast augmentation, revision and reconstructive surgery. Our breast implants consist of a silicone elastomer shell filled with either a saline solution or silicone gel with varying degrees of cohesivity. This shell can consist of either a smooth or textured surface. We market our breast implants and tissue expanders under the trade names Natrelle®, Inspira®, and CUI™ and the trademarks BioCell®, MicroCell™ and BioDimensional®. We currently market over 1,000 breast implant product variations worldwide to meet our patients' preferences and needs. In 2006, the FDA and Health Canada lifted a moratorium on the sale of silicone gel breast implants that had been in place since the early 1990's and the majority of the breast implants we now sell are silicone gel breast implants. We also sell a line of tissue expanders primarily for breast reconstruction and also as an aid to skin grafting to cover burn scars and correct birth defects.

Obesity Intervention
Lap-Band®
The Lap-Band® System is designed to provide minimally invasive long-term treatment of severe obesity and is used as an alternative to more invasive procedures such as gastric bypass or sleeve gastrectomy. The Lap-Band® System is an adjustable silicone band that is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach, which slows the passage of food and creates a sensation of fullness. The FDA approved the Lap-Band® System in 2001 to treat severe obesity in adults who have failed more conservative weight reduction alternatives. In 2007, we launched the Lap-Band AP® System, a next-generation of the Lap-Band® System. The Lap-Band AP® System has proprietary 360-degree Omniform® technology, which is designed to evenly distribute pressure throughout the band's adjustment range. In the first quarter of 2011, the FDA approved the expanded use of the Lap-Band® System for weight reduction in obese adults who have failed more conservative weight reduction alternatives and have a minimum Body Mass Index, or BMI, of 30 and at least one comorbid condition, such as type-2 diabetes or hypertension. The Lap-Band® System was previously only approved for adults with a BMI of at least 35 and at least one comorbid condition as well as adults with a BMI of at least 40.
Orbera™
The Orbera™ Intragastric Balloon System is a non-surgical alternative for the treatment of overweight and obese adults that is approved for sale outside the United States in over 60 countries. The Orbera™ System includes a silicone elastomer balloon that is filled with saline after transoral insertion into the patient's stomach to reduce stomach capacity and create an earlier sensation of fullness. The Orbera™ System is removed endoscopically within six months after placement.
Facial Aesthetics
Our Juvéderm® dermal filler family of products are designed to improve facial appearance by smoothing wrinkles and folds using our proprietary Hylacross™ and Vycross™ technology, which utilize an advanced manufacturing process that results in a cohesive gel. This technology enables the delivery of a homogeneous gel-based hyaluronic acid. The FDA approved Juvéderm® Ultra and Ultra Plus in 2006 for the correction of moderate to severe wrinkles and folds. In 2010, the FDA approved Juvéderm® Ultra XC and Ultra Plus XC, each formulated with lidocaine, an anesthetic that alleviates pain during injections.
In Europe, we market various formulations of Juvéderm®, including Juvéderm Voluma™ and Surgiderm® for wrinkle and fold augmentation as well as volume deficits. In the fourth quarter of 2011, we launched Juvéderm Voluma™ with lidocaine in Europe and Canada. In the first quarter of 2011, Juvéderm® Hydrate and Juvéderm Ultra Smile® were launched in Europe. The Juvéderm® dermal filler family of products are currently approved or registered in approximately 50 countries, including all major world markets with the exception of Japan and China where we are pursuing approvals.
International Operations
Our international sales represented 39.8%, 37.4% and 34.6% of our total consolidated product net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.
Sales and Marketing
We sell our products directly through our own sales subsidiaries in approximately 38 countries and, supplemented by independent distributors, in over 100 countries worldwide. We maintain a global strategic marketing team, as well as regional sales and marketing organizations, to support the promotion and sale of our products. We also engage contract sales organizations to promote certain products. Our sales efforts and promotional activities are primarily aimed at eye care professionals, neurologists, physiatrists, dermatologists, plastic and reconstructive surgeons, aesthetic specialty physicians, bariatric surgeons, urologists and general practitioners who use, prescribe and recommend our products.
We advertise in professional journals, participate in medical meetings and utilize direct mail and internet programs to provide descriptive product literature and scientific information to specialists in the ophthalmic, dermatological, medical aesthetics, bariatric, neurology, movement disorder and urology fields. We have developed training modules and seminars to update physicians regarding evolving technology in our products. We also have utilized direct-to-consumer advertising for Botox® for chronic migraine, Botox® Cosmetic, Juvéderm®, the Lap-Band® System, Latisse®, Natrelle® and Restasis®. We supplement our marketing efforts with exhibits at medical conventions, advertisements in trade journals, sales brochures and national media. In addition, we sponsor symposia and educational programs to familiarize physicians and surgeons with the leading techniques and methods for using our products.
Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, group purchasing organizations, integrated direct hospital networks, ambulatory surgery centers and medical practitioners. We also utilize distributors for our products in smaller international markets. We transferred back sales and marketing rights for our products from our distributors and established direct operations in Poland, Turkey and the Philippines in 2010, South Africa in the third quarter of 2011 and Russia in the first quarter of 2012.
As of December 31, 2011, we employed approximately 3,400 sales representatives throughout the world. U.S. sales, including manufacturing operations, represented 60.2%, 62.6% and 65.4% of our total consolidated product net sales in 2011, 2010 and 2009, respectively. Sales to Cardinal Health, Inc. for the years ended December 31, 2011, 2010 and 2009 were 14.1%, 13.1% and 13.9%, respectively, of our total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2011, 2010 and 2009 were 12.6%, 12.1% and 12.8%, respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total consolidated product net sales.
Research and Development
Our global research and development efforts currently focus on eye care, neurology, urology, skin care, medical aesthetics and obesity intervention. Our strategy includes developing innovative products to address unmet medical needs and conditions associated with aging, and otherwise assisting patients in reaching life's potential. Our top priorities include furthering our leadership in ophthalmology, medical aesthetics and neuromodulators, identifying new potential compounds for sight-threatening diseases such as glaucoma, age-related macular degeneration and other retinal disorders and developing novel therapies for chronic dry eye, pain and genitourinary diseases as well as next-generation breast implants, dermal fillers and obesity intervention devices.
We have a fully integrated research and development organization with in-house discovery programs, including medicinal chemistry, high throughput screening and biological sciences. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. As of December 31, 2011, we had approximately 2,000 employees involved in our research and development efforts. Our research and development expenditures for 2011, 2010 and 2009 were approximately $902.8 million, $804.6 million and $706.0 million, respectively.
Some of our 2011 research and development highlights are described below, including acquisitions of compounds and products in development and progress under collaborations with third parties.
Ophthalmology. Our research and development efforts for the ophthalmic pharmaceuticals business continue to focus on new therapeutic products for retinal disease, glaucoma and chronic dry eye. In the second quarter of 2011, we entered into a license agreement with Molecular Partners AG pursuant to which we obtained exclusive global rights in the field of ophthalmology for MP0112, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases. Under the terms of the agreement, we made a $45.0 million upfront payment to Molecular Partners AG and agreed to pay certain contingent development and regulatory milestones as well as certain royalty payments.

Neurology. We continue to invest heavily in the research and development of neuromodulators, including Botox® and Botox® Cosmetic. We are focused on expanding the approved indications for Botox®, including idiopathic overactive bladder, benign prostatic hyperplasia, adult movement disorders and juvenile cerebral palsy, while also pursuing next-generation neuromodulator-based therapeutics, including a targeted neuromodulator for use in overactive bladder and post-herpetic neuralgia. We are further enhancing biologic process development and manufacturing. In the second quarter of 2011, the FDA and Health Canada approved our fully in vitro, cell-based assay for use in the stability and potency testing of Botox® and Botox® Cosmetic. In early 2012, Allergan received positive opinions for this assay in Europe for both Vistabel® and Botox®. In the first quarter of 2011, we entered into a collaboration agreement and a co-promotion agreement with MAP Pharmaceuticals, Inc., or MAP, for the exclusive development and commercialization by us and MAP of Levadex® within the United States to neurologists for the treatment of acute migraine in adults, migraine in adolescents 12 to 18 years of age and other indications that may be approved. Levadex® is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine using MAP's proprietary Tempo® delivery system, which has completed Phase III clinical development for the treatment of acute migraine in adults and is currently under review by the FDA.
Urology. In the third quarter of 2011, the FDA approved Botox® for the treatment of urinary incontinence due to detrusor overactivity associated with a neurologic condition, such as spinal cord injury or multiple sclerosis, in adults who have an inadequate response to or are intolerant of an anticholinergic medication. We also continue to collaborate with Serenity Pharmaceuticals, LLC, or Serenity, on the development and commercialization of Ser-120, a Phase III investigational drug in clinical development for the treatment of nocturia, a urological disorder in adults characterized by frequent urination at night time. In 2010, the Phase III clinical trials failed to meet their primary efficacy endpoints and, in 2011, after consultation with the FDA, an additional study was initiated. We are also continuing to collaborate with Spectrum Pharmaceuticals, Inc., or Spectrum, to develop and commercialize apaziquone, an antineoplastic agent being investigated for the treatment of non-muscle invasive bladder cancer following surgery. Under the license, development, supply and distribution agreement that we entered into with Spectrum in 2008, Spectrum is conducting two Phase III clinical trials.
Dermatology. In the third quarter of 2011, we completed the acquisition of Vicept Therapeutics, Inc., a privately-held dermatology company based in the United States focused on developing a novel compound to treat erythema associated with rosacea, for an upfront payment of $74.1 million, net of cash acquired, and agreed to pay certain contingent development and regulatory milestone payments as well as additional payments contingent upon achieving certain sales milestones.
Medical Devices. We continue to invest in the development of biodegradable silk-based scaffolds for use in tissue regeneration, including breast augmentation, revision and reconstruction and general surgical applications. We invest in research and development around our Natrelle® and Inspira® line of products for breast augmentation and reconstruction, and our Juvéderm® family of dermal filler products. Juvéderm Voluma™ with lidocaine is currently under FDA review for correcting age-related mid-face volume deficit.
The continuing introduction of new products supplied by our research and development efforts, including our clinical development projects and in-licensing opportunities are critical to our success. There are intrinsic uncertainties associated with research and development efforts and the regulatory process. We cannot assure you that any of the research projects, clinical development projects, collaborations or pending drug marketing approval applications will result in new products that we can commercialize. Delays or failures in one or more significant research or clinical development projects and pending drug marketing approval applications could have a material adverse effect on our future operations. For a more complete discussion of the risks relating to research and development, see Item 1A of Part I of this report, including “Risk Factors - We may not be successful in developing and obtaining regulatory approval for new products or new indications for existing products.”
Patents, Trademarks and Licenses
We own, or have licenses under, numerous U.S. and foreign patents relating to our products, product uses and manufacturing processes. Our success depends on our ability to obtain patents or rights to patents, protect trade secrets and other proprietary technologies and processes, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks, service marks and other intellectual property rights. Upon the expiration or loss of patent protection for a product, we can lose a significant portion of sales of that product in a very short period of time as other companies manufacture and sell generic forms of our previously protected product, without having to incur significant development or marketing costs.
Patents. With the exception of the U.S. and European patents relating to Lumigan® 0.03%, Lumigan® 0.01%, Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan®, Ganfort™, Ozurdex® and the U.S. patents relating to Restasis®, Zymaxid®, Lastacaft®, Latisse® and Azcone®, no one patent or license is materially important to our specialty pharmaceuticals segment. The U.S. patents covering Lumigan® 0.03% expire in 2012 and 2014 and the European patents expire in various countries between 2013 and 2017. The U.S. marketing exclusivity for Lumigan® 0.01% expires in August 2013. The U.S. patents covering Lumigan® 0.01% expire in 2012, 2014 and 2027 and the European patents expire in 2013, 2017 and 2026. The U.S. patents covering the commercial formulations of Alphagan® P 0.15%, and Alphagan® P 0.1% expire in 2022 . The U.S. patents covering Combigan® expire in

2022 and 2023, the European patent is pending and the marketing exclusivity period for Combigan® expires in Europe in 2015. The European patents covering Ganfort™ expire in 2013 and 2022. The U.S. patents covering Ozurdex® expire between 2020 and 2024 and the European patent expires in 2021. The U.S. patent covering Restasis® expires in 2014. The U.S. patents covering Zymaxid® expire in 2016 and 2020. The U.S. patent covering Lastacaft® expires in 2012 and a patent term extension is pending. The marketing exclusivity for Lastacaft® expires in July 2015. The U.S. patents covering Latisse® expire in 2012, 2022, 2023 and 2024 and the European patents covering Latisse® expire in 2013 and 2021. The marketing exclusivity period for Latisse® expired in December 2011. The U.S. patent covering Azcone® expires in 2016.
We own, and have rights in, well over 100 issued U.S. and European use and process patents covering various Botox® indications, including the treatment of chronic migraine, overactive bladder and hyperhydrosis, as well as our next-generation neuromodulator-based therapeutics currently in development.
With the exception of certain U.S. and European patents relating to the Lap-Band AP® System and our Inspira® and Natrelle® breast implants products, no one patent or license is materially important to our specialty medical device segment. The patents covering our Lap-Band AP® System expire in 2024 in the United States and in 2023 in Europe. The patents covering our Inspira® and Natrelle® breast implant products expire in 2018 in the United States and 2017 in Europe. We have additional patents pending relating to our breast implant products and tissue expanders in development. We also have patents covering our Juvéderm Voluma™ dermal filler product in late-stage development that expire in 2021 and 2026 in the United States and in 2021 in Europe.
We also own or have rights to patents covering potential products in late-stage development pursuant to certain agreements with third parties described further below under “Licenses” including U.S. patents covering Levadex® that expire in 2028, U.S. patents covering apaziquone that expire in 2022 and 2024 and U.S. patents covering Ser-120 that expire in 2024. For a discussion of the risks relating to late-stage development, please see Item 1A of Part I of this report, including “Risk Factors - Our development efforts may not result in products or indications approved for commercial sale.”
The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. It is impossible to anticipate the breadth or degree of protection that any such patents will afford. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies, which could result in significant harm to our business.
The individual patents associated with and expected to be associated with our products and late-stage development projects extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. The actual protection afforded by a patent varies on a product-by-product basis and country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents.
Trademarks. We market our products under various trademarks, for which we have both registered and unregistered trademark protection in the United States and certain countries outside the United States. We consider these trademarks to be valuable because of their contribution to the market identification of our products and we regularly prosecute third party infringers of our trademarks in an attempt to limit confusion in the marketplace. Any failure to adequately protect our rights in our various trademarks and service marks from infringement could result in a loss of their value to us. If the marks we use are found to infringe upon the trademark or service mark of another company, we could be forced to stop using those marks and, as a result, we could lose the value of those marks and could be liable for damages caused by infringing those marks. In addition to intellectual property protections afforded to trademarks, service marks and proprietary know-how by the various countries in which our proprietary products are sold, we seek to protect our trademarks, service marks and proprietary know-how through confidentiality agreements with third parties, including our partners, customers, employees and consultants. These agreements may be breached or become unenforceable, and we may not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors, resulting in increased competition for our products.
Licenses. We license certain intellectual property from third parties and are involved in various collaborative ventures to develop and commercialize products. Certain of these arrangements include but are not limited to the following:

•
a collaboration agreement and a co-promotion agreement with MAP for the exclusive development and commercialization by us and MAP of Levadex® within the United States to neurologists for the treatment of acute migraine in adults, migraine in adolescents 12 to 18 years of age and other indications that may be approved by the parties;

•
a collaboration arrangement with Spectrum to develop and commercialize apaziquone, an antineoplastic agent currently being investigated for the treatment of non-muscle invasive bladder cancer by intravesical instillation;

•	an agreement with Serenity to develop and commercialize Ser-120, a nasally administered low dosage formulation of desmopressin currently in Phase III clinical trials for the treatment of nocturia, pursuant to which we received an exclusive worldwide license to develop, manufacture and commercialize Ser-120 for all potential indications except, under certain circumstances, primary nocturnal enuresis;

•
a license agreement with Molecular Partners AG pursuant to which we obtained exclusive global rights in the field of ophthalmology for MP0112, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases;

•
a license from Merck & Co., formerly Inspire Pharmaceuticals, Inc., pursuant to which we pay royalties based on our net sales of Restasis® and any other human ophthalmic formulations of cyclosporine owned or controlled by us; and

•
a royalty-bearing, non-exclusive license from Ethicon Endo-Surgery, Inc. with respect to a portfolio of non-U.S. patents applicable to adjustable gastric bands, pursuant to which we will pay royalties until the expiry of the applicable patents in 2013.

We also license certain of our intellectual property rights to third parties. Certain of these arrangements include but are not limited to the following:

•	a royalty-bearing license to GSK for clinical development and commercial rights to Botox® for therapeutic indications in Japan and China;

•	an exclusive licensing agreement with Senju pursuant to which Senju is responsible for the development and commercialization of Lumigan® in Japan;

•
an exclusive licensing agreement with Kyorin, which Kyorin subsequently sublicensed to Senju, pursuant to which Senju is responsible for the development and commercialization of our Alphagan® P products, including Aiphagan® P 0.1%, in Japan;

•
an exclusive license agreement with Bristol-Myers Squibb Company regarding the development and commercialization of an investigational drug for neuropathic pain, pursuant to which we granted to Bristol-Myers Squibb Company worldwide rights to develop, manufacture and commercialize the investigational drug for neuropathic pain and backup compounds;

•	a royalty-bearing license to Merz Pharmaceuticals, or Merz, pursuant to which Merz pays royalties with regard to Xeomin® in many countries where we have issued or pending patents;

•	a royalty-bearing license to Alcon for brimonidine 0.15% in the United States; and
•a royalty-bearing license to US WorldMeds with regard to MyoBloc®/Neurobloc®.

From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.

Manufacturing
We manufacture the majority of our commercialized products in our own plants located at the following locations: Westport, Ireland; Waco, Texas; San José, Costa Rica; Pringy, France; and Guarulhos, Brazil. We also produce clinical supplies of biodegradable silk-based scaffolds at a leased facility in Massachusetts. We maintain sufficient manufacturing capacity at these facilities to support forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of expectations. We increase our capacity as required in anticipation of future sales increases. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or technology, supply of that product or technology could be negatively impacted until additional capacity is brought on line. Third parties manufacture a small number of commercialized products for us.
We are a vertically integrated producer of plastic parts and produce our own bottles, tips and caps for use in the manufacture of our ophthalmic solutions. Additionally, we ferment, purify and characterize the botulinum toxin used in our product Botox®. We purchase all of our active pharmaceutical ingredients, or API, from third parties as well as other significant raw materials and parts for medical devices from qualified domestic and international sources. Where practical, we maintain more than one supplier for each API and other materials, and we have an ongoing alternate program that identifies additional sources of key raw materials. However, in some cases, we are a niche purchaser and may only have a single source of supply. These sources are identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. In these cases, we maintain inventories of the raw material itself to mitigate the risk of interrupted supply. A lengthy interruption of the supply of one of these materials and parts for medical devices could adversely affect our ability to manufacture and supply commercial products. In addition, a small number of the raw materials required to manufacture certain of our products are derived from biological sources which could be subject to contamination and recall by their suppliers. We use multiple lots of these raw materials at any one time in order to mitigate such risks. However, a shortage, contamination or recall of these products could disrupt our ability to maintain an uninterrupted commercial supply of our finished goods.
Manufacturing facilities producing pharmaceutical and medical device products intended for distribution in the United States and internationally are subject to regulation and periodic review by the FDA, international regulatory authorities and European notified bodies for certain of our medical devices. All of our facilities are currently approved by the FDA, the relevant notified bodies and other foreign regulatory authorities to manufacture pharmaceuticals and medical devices for distribution in the United States and international markets. For a discussion of the risks relating to manufacturing and the use of third party manufacturers, see Item 1A of Part I of this report, including “Risk Factors-Disruptions in our supply chain or failure to adequately forecast product demand could result in significant delays or lost sales.”

Competition
The pharmaceutical and medical device industries are highly competitive and require an ongoing, extensive search for technological innovation. They also require, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those that we develop, manufacture and market. Many of our competitors have greater resources than we have. This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical and medical device industries include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information. We believe that our products principally compete on the basis of quality, clinical data, product design, an experienced sales force, physicians' and surgeons' familiarity with our products and brand names, effective marketing campaigns, including direct-to-consumer advertising, customer relationship marketing databases, regional warranty programs and our ability to identify and develop or license patented products embodying new technologies. In addition to the information provided below, please see Item 3 of Part I of this report, “Legal Proceedings,” for information concerning current litigation regarding our products and intellectual property.
Specialty Pharmaceuticals Segment
Eye Care Products
Our eye care pharmaceutical products face extensive competition from Alcon Laboratories, Inc./Novartis AG, Abbott Laboratories, Bausch & Lomb, Inc., Genentech/Hoffman La Roche AG, Ista Pharmaceuticals, Inc., Merck & Co./Inspire Pharmaceuticals, Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc. and Santen Seiyaku. For our eye care products to be successful, we must be able to manufacture and effectively detail them to a sufficient number of eye care professionals such that they use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient's current treatment for glaucoma is effective and well tolerated.

We also face intense competition from generic drug manufacturers in the United States and internationally. For instance, the FDA approved the first generic of Alphagan® in 2003 and Alphagan® P 0.15% and Alphagan® now face generic competition in the United States. A generic form of Elestat® was first approved by the FDA in the second quarter of 2011 and Elestat® now faces generic competition in the United States. A generic form of Zymar® produced by Apotex Inc. was approved by the FDA in the third quarter of 2011, but as of February 2012, a generic product has not been launched in the United States. Acular LS® and Acular® also face generic competition in the United States. In some cases, we also compete with generic versions of our competitors' products. For instance, Lumigan® now competes indirectly with many generic versions of Pfizer's Xalatan® ophthalmic solution.

In recent years we have received paragraph 4 Hatch-Waxman Act certifications from various generic drug manufacturers, including but not limited to Excela PharmaSci, Inc., Apotex Inc., Barr Laboratories, Inc., Sandoz, Inc., Alcon Research, Ltd., Watson Laboratories, Inc., Lupin Limited and High-Tech Pharmacal Co., Inc., seeking FDA approval of generic forms of certain of our eye care products, including Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan®, Lumigan® 0.3%, Lumigan® 0.1%, Zymar® and Zymaxid®. We expect to continue to receive paragraph 4 Hatch-Waxman Act certifications from these and other companies challenging the validity of our patents.

Neuromodulators
Botox® was the only neuromodulator approved by the FDA until 2000, when the FDA approved Myobloc® (rimabotulinumtoxinB), a neuromodulator currently marketed by US WorldMeds. In 2009, the FDA approved Dysport® (abobotulinumtoxinA) for the treatment of cervical dystonia and glabellar lines, which is marketed by Ipsen Ltd., or Ipsen, and Medicis Pharmaceutical Corporation, or Medicis. Since the approval of Dysport®, the FDA has required that all botulinum toxins marketed in the United States include a boxed warning regarding the symptoms associated with the spread of botulinum toxin beyond the injection site along with a corresponding REMS program which addresses the lack of interchangeability of botulinum toxin products. In 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport® in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L'Oréal Group, an exclusive development and marketing license for Dysport® for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In 2008, Galderma became Ipsen's sole distributor for Dysport® in Brazil, Argentina and Paraguay. In 2009, the health authorities of 15 European Union countries approved Dysport® for glabellar lines under the trade name Azzalure®. In 2011, Ipsen and Syntaxin engaged in a research collaboration agreement to develop native and engineered formats of botulinum neurotoxin.
In addition, Merz's botulinum toxin product Xeomin®, is currently approved for therapeutic indications in most countries in the European Union as well as Canada and certain countries in Latin America and Asia. Xeomin® was approved by the FDA in 2010 for cervical dystonia and blepharospasm in adults previously treated with Botox®. In the third quarter of 2011, Xeomin® was approved by the FDA and in Korea for glabellar lines. In 2009, Merz received approval of Bocouture® (rebranded from Xeomin®) for glabellar lines in Germany. In 2010, Bocouture® was approved in significant markets within the European Union. Xeomin® is also approved for glabellar lines in Argentina and Mexico.
Mentor Worldwide LLC, a division of Johnson & Johnson, or Mentor, is conducting clinical trials for a competing neuromodulator for glabellar lines in the United States and Johnson & Johnson has communicated that Mentor will file its Biologics License Application, or BLA, with the FDA in 2013 or later.
In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, South America and other markets. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®. Neuronox® is marketed in Hong Kong, India and Thailand. Meditoxin® is approved in several South American countries under various trade names. A Chinese entity, Lanzhou Biological Institute, received approval to market a botulinum toxin in China in 1997 under the tradename HengLi, and has launched its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America under several trade names. These lightly regulated markets may not require adherence to the FDA's current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medicines Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While these products are unlikely to meet stringent U.S. regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than we can.
Our sales of Botox® could be materially and negatively impacted by this competition or competition from other companies that might obtain FDA approval or approval from other regulatory authorities to market a neuromodulator.
Skin Care Products
Our skin care products, including Aczone®, Tazorac®, Vivité® and Latisse®, focus on the acne, psoriasis, physician-dispensed skin care and eyelash growth markets, particularly in the United States and Canada, and compete with many other skin care products from companies, including Galderma, Medicis, Stiefel Laboratories, Inc., a division of GSK, Novartis AG, Merck & Co., Inc., Obagi Medical Products, Inc., L'Oréal Group, SkinMedica, Inc. and Valeant Pharmaceuticals International, many of which have greater resources than us. We also compete with mass retail products that are designed to treat skin care issues similar to those for which our products are indicated. For example, Aczone® faces competition from several generic and over-the-counter products, which provide lower-priced options for the treatment of acne.
Urology
Our products for the treatment of OAB, Sanctura® and Sanctura XR®, compete with several other OAB treatment products, many of which have been on the market for a longer period of time, including Pfizer Inc.'s Detrol®, Detrol® LA and Toviaz™, Watson Pharmaceuticals, Inc.'s Oxytrol® and Gelnique™, Warner Chilcott PLC's Enablex® and Astellas Pharma US, Inc. and GSK's Vesicare® and certain generic OAB products. We also face competition from generic urologic drug manufacturers in the United States and internationally. In 2009, we received paragraph 4 Hatch-Waxman Act certifications from Watson Pharmaceuticals, Inc. seeking FDA approval of a generic form of Sanctura XR®. In 2010, a generic version of Sanctura® was launched in the United States. For our urologics products to be successful, we must be able to effectively detail our products to a sufficient number of urologists and obstetrician/gynecologists such that they recommend our products to their patients. We will also have to demonstrate that our products are safe and reduce patients' sense of urgency, frequency and urge urinary incontinence episodes while also having limited side effects, such as dry mouth, constipation, blurred vision, drowsiness and headaches. We also have to demonstrate the effectiveness of our urologics products to Medicare and other governmental agencies to secure an appropriate and competitive level of reimbursement.

Medical Devices Segment
Breast Aesthetics
We compete in the U.S. breast implant market with Mentor. Mentor announced in 2006 that, like us, the FDA lifted a moratorium, imposed in the early 1990's, on the sale of silicone breast implants in the United States. The conditions under which Mentor is allowed to market its silicone breast implants in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor's breast implant products to ours or perceive that Mentor's breast implant products are safer than ours, our sales of breast implants could materially suffer. In the United States, Sientra, Inc. has an approved line of tissue expanders and is conducting clinical studies of saline and silicone gel breast implant products. Internationally, we compete with several manufacturers, including Mentor, Silimed, Eurosilicone, Nagor, Polytech and several Chinese implant manufacturers.
Obesity Intervention
Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, received FDA approval in 2007 to market its gastric band product, the Realize® Personalized Banding Solution, in the United States. The Realize® band competes with our Lap-Band® System. Outside the United States, the Lap-Band® System competes primarily with the Realize® band, Heliogast® by Helioscopie SA, Midband™ by Medical Innovation Development SAS, Soft Gastric Band by Agency for Medical Innovation, Bioring® by Cousin Biotech, MiniMizer Extra by Bariatric Solns and Adj Gastric Band by Silimed. No intragastric balloons for the treatment of obesity are commercially available in the United States. Outside the United States, our Orbera™ products compete with other intragastric balloons made by Helioscopie, SiliMed, Spatz FGIA and Endalis, in certain countries in the European Union, Latin America and/or Asia Pacific. In 2011, we discontinued our EasyBand™ Remote Adjustable Gastric Band System, which we had acquired in connection with our 2007 acquisition of EndoArt SA.
Facial Aesthetics
Our facial products compete in the dermatology and plastic surgery markets with other hyaluronic acid fillers, as well as polymer/bioceramic-based injectables. Our fillers compete indirectly with substantially different procedures, such as laser treatments, face lifts, chemical peels, fat injections and botulinum toxin-based products. In addition, several companies are engaged in research and development activities examining the use of collagen, hyaluronic acids and other biomaterials for the correction of soft tissue defects. In the United States, our dermal filler products, including Juvéderm® Ultra and Ultra Plus, compete with Medicis' products Restylane® and Perlane™, which were approved by the FDA in 2004 and in 2007, respectively. In 2010, the FDA approved our Juvéderm® Ultra XC and Ultra Plus XC products containing lidocaine as well as new formulations of Restylane® and Perlane™ also containing lidocaine and Restylane® without lidocaine for lips.
Additional competitors in the filler category include Radiesse®, a calcium hydroxylapatite from Bioform, which received FDA approval in 2006 and was acquired by Merz in 2010, Sculptra® from Valeant Pharmaceuticals, Inc., or Valeant, and Belotero Balance® from Merz, which received FDA approval in the fourth quarter of 2011. Internationally, we compete with Q-Med's range of Restylane® and Perlane™ products, as well as products from Teoxane, Anteis, Valeant and a large number of other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers.
Government Regulation
Specialty Pharmaceuticals Segment
Drugs and biologics are subject to regulation by the FDA, state agencies and foreign health agencies. Pharmaceutical products and biologics are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations with respect to drugs and the Public Health Services Act and its implementing regulations with respect to biologics, and by comparable agencies in foreign countries. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.
The process required by the FDA before a new drug or biologic may be marketed in the United States is long, expensive and inherently uncertain. We must complete preclinical laboratory and animal testing, submit an Investigational New Drug Application, which must become effective before United States clinical trials may begin, and perform adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use. Clinical trials are typically conducted in three sequential phases, which may overlap, and must satisfy extensive Good Clinical Practice regulations and informed consent regulations. Further, an independent institutional review board, or IRB, for each medical center or medical practice proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center or practice and must monitor the study until completed. The FDA, the IRB or the study sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, imposes certain clinical trial registry obligations on study sponsors, including the posting of detailed trial design and trial results in the FDA public databases.
We must submit a New Drug Application, or NDA, for a new drug, or BLA, for a biologic to the FDA, and the NDA or BLA must be reviewed and approved by the FDA before the drug or biologic may be legally marketed in the United States. To satisfy the criteria for approval, a NDA or BLA must demonstrate the safety and efficacy of the product based on results of preclinical studies and the three phases of clinical trials. Both NDAs and BLAs must also contain extensive manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facilities at which the drug or biologic is produced to assess compliance with the FDA's cGMPs prior to commercialization. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product, and we cannot be certain that any approvals for our products will be granted on a timely basis, or at all.
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
The manufacture and distribution of drugs and biologics are subject to continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences associated with the drug, and cGMPs, which regulate all aspects of the manufacturing process and impose certain procedural and documentation requirements. Drug and biologic manufacturers and their subcontractors are required to register their establishments, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with regulation requirements. Further, the FDAAA, which went into law in 2007, provided the FDA with additional authority over post-marketing safety. The FDAAA permits the FDA to require sponsors to conduct post-approval clinical studies, to mandate labeling changes based on new safety information and to require sponsors to implement a REMS program. The FDA may require a sponsor to submit a REMS program before a product is approved, or after approval based on new safety information. A REMS program may include a medication guide, a patient package insert, a plan for communicating risks to health care providers or other elements that the FDA deems necessary to assure the safe use of the drug. If the manufacturer or distributor fails to comply with the statutory and regulatory requirements, or if safety concerns arise, the FDA may take legal or regulatory action, including civil or criminal penalties, suspension, withdrawal or delay in the issuance of approvals, or seizure or recall of products, any one or more of which could have a material adverse effect upon us.
The FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals and biologics, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities including internet marketing. Drugs and biologics can only be marketed for approved indications and in accordance with the labeling approved by the FDA. Failure to comply with these regulations can result in penalties, including the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal and state civil and criminal investigations and prosecutions. The FDA does not, however, regulate the behavior of physicians in their practice of medicine and choice of treatment. Physicians may prescribe (although manufacturers are not permitted to promote) legally available drugs and biologics for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties.
We are also subject to various laws and regulations regarding laboratory practices, the housing, care and experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and the U.S. Department of Justice have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay our operations and issue approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.
Internationally, the regulation of drugs is also complex. In Europe, our products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by the European Medicines Agency and national Ministries of Health. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting adverse events to the competent authorities. The European Union procedures for the authorization of medicinal products are intended to improve the efficiency of operation of both the mutual recognition and centralized procedures to license medicines. Similar rules and regulations exist in all countries around the world. Additionally, new rules have been introduced or are under discussion in several areas, including the harmonization of clinical research laws and the laws relating to orphan drugs and orphan indications. Outside the United States, reimbursement pricing is typically regulated by government agencies.
The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Legislation passed in recent years has imposed certain changes to the way in which pharmaceuticals, including our products, are covered and reimbursed in the United States. For instance, federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, and have imposed significant revisions to the Medicaid Drug Rebate Program. The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, imposes yet additional changes to these programs. There also is growing political pressure to allow the importation of pharmaceutical and medical device products from outside the United States. Reimbursement restrictions or other price reductions or controls or imports of pharmaceutical or medical device products from outside of the United States could materially and adversely affect our revenues and financial condition. Additionally, price reductions and rebates have recently been mandated in several European countries, principally Germany, Italy, Spain, the United Kingdom, Turkey and Greece. Certain products are also no longer eligible for reimbursement in France, Italy and Germany. Reference pricing is used in several markets around the world to reduce prices. Furthermore, parallel trade within the European Union, whereby products flow from relatively low-priced to high-priced markets, has been increasing.
We cannot predict the likelihood or pace of any significant future regulatory or legislative action in the specialty pharmaceuticals segment, nor can we predict whether or in what form health care legislation being formulated by various governments in this area will be passed. Initiatives could subject coverage and reimbursement rates to change at any time. We cannot predict with precision what effect such governmental measures would have if they were ultimately enacted into law. However, in general, we believe that such legislative activity will likely continue.

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
When we are required to obtain a 510(k) clearance for a device we wish to market, we must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA had not yet called for the submission of PMA applications. By regulation, the FDA is required to respond to a 510(k) premarket notification within 90 days after submission of the notification, although clearance can take significantly longer. If a device receives 510(k) clearance, any modification that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, design or manufacture requires a new 510(k) clearance or PMA approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained.
In response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced 25 actions that the FDA intended to implement during 2011 to reform the review process governing the clearance of medical devices. Key actions, to be carried out through forthcoming FDA guidance to industry, include clarifying when clinical data should be included in a premarket submission and requiring medical device manufacturers to submit a brief description of scientific information regarding safety and effectiveness for select higher-risk devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. The FDA has submitted additional proposed actions to the Institute of Medicine, or IOM, for review and may implement further 510(k) reform measures in the future. We cannot predict the impact that these regulatory actions and FDA's forthcoming guidance will have on the clearance of any new or modified medical device products that are currently pending FDA review or that we may develop in the future.

A PMA application must be submitted if the device cannot be cleared through the 510(k) process. The PMA process is much more demanding than the 510(k) clearance process. A PMA application must be supported by extensive information, including data from preclinical and clinical trials, sufficient to demonstrate to the FDA's satisfaction that the device is safe and effective for its intended use. The FDA, by statute and regulation, has 180 days to review and accept a PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. The FDA may also convene an advisory panel of experts outside the FDA to review and evaluate the PMA application and provide recommendations to the FDA as to the approvability of the device. New PMA applications or supplemental PMA applications are required for significant modifications to the manufacturing process, labeling and design of a medical device that is approved through the PMA process. PMA supplements require information to support the changes and may include clinical data.
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
After a device is placed on the market, numerous regulatory requirements apply. These include:

•	establishment registration and device listings with the FDA;

•	Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that could likely cause or contribute to a death or serious injury if it were to recur; and

•
corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a health risk.

The FDA imposes a number of complex regulatory requirements on entities that advertise and promote medical devices, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities including internet marketing. Medical devices can only be marketed for indications approved or cleared by the FDA. Failure to comply with these regulations can result in penalties, the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal and state civil and criminal investigations and prosecutions. The FDA does not, however, regulate physicians in their practice of medicine and choice of treatment. Physicians may prescribe (although manufacturers are not permitted to promote) legally available devices for uses that are not described in the product's labeling and that differ from those tested by us and approved or cleared by the FDA. Such off-label uses are common across medical specialties.
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
Products that are marketed in the European Union must comply with the requirements of the Medical Device Directive, or MDD, as implemented in the national legislation of the European Union member states. The MDD, as implemented, provides for a regulatory regime with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the European Union are safe and effective for their intended uses. Medical devices that comply with the MDD, as implemented, are entitled to bear a CE marking and may be marketed in the European Union. Following a highly publicized incident surrounding a French breast implant company that used unapproved industrial grade silicone, it is likely that the European Union will consider enacting more onerous device registration and surveillance regulations. Medical device laws and regulations similar to those described above are also in effect in many of the other countries to which we export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries.
Medical devices are also subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Governments may delay reimbursement decisions after a device has been approved by the appropriate regulatory agency, impose rebate obligations or restrict patient access. We expect that current health care reform measures such as PPACA and those that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.
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
We are also subject to various federal and state laws pertaining to health care “fraud and abuse” and gifts to health care practitioners, including the federal Anti-Kickback Statute. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Furthermore, the federal False Claims Act prohibits anyone from, among other things, knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. HIPAA prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters. In addition, many states have adopted laws similar to the federal fraud and abuse laws discussed above, which, in some cases, apply to all payors whether governmental or private. Our activities, particularly those relating to the sale and marketing of our products, may be subject to scrutiny under these and other laws.
In 2010, we reached a settlement with the U.S. Attorney, U.S. Department of Justice for the Northern District of Georgia, or DOJ, and other federal agencies regarding our alleged sales and marketing practices in connection with certain therapeutic uses of Botox®. In connection with this settlement, we agreed to (i) plead guilty to a single misdemeanor “misbranding” charge covering the period from 2000 through 2005; (ii) pay the government $375 million, which includes a $350 million criminal fine and $25 million in forfeited assets; (iii) pay $225 million to resolve civil claims asserted by the DOJ under the civil False Claims Act; and (iv) enter into a five-year Corporate Integrity Agreement, or CIA, with the Office of Inspector General of the Department of Health and Human Services. Failure to comply with the terms of the CIA could result in substantial civil or criminal penalties and being excluded from government health care programs. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).
Some states, such as California, Massachusetts and Vermont, mandate implementation of compliance programs to ensure compliance with these health care fraud and abuse laws. Under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers, or OIG Guidance, and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code. The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others. Similarly, the Advanced Medical Technology Association's Revised Code of Ethics, or the AdvaMed Code, also seeks to ensure that medical device companies and health care professionals have collaborative relationships that meet high ethical standards, that medical decisions are based on the best interests of patients, and that medical device companies and health care professionals comply with applicable laws, regulations and government guidance. To that end, the AdvaMed Code provides guidance regarding how medical device companies may comply with certain aspects of the anti-kickback laws and OIG Guidance by outlining ethical standards for interactions with health care professionals. In addition, certain states, such as Massachusetts and Minnesota, have also imposed restrictions on the types of interactions that pharmaceutical and medical device companies or their agents (e.g., sales representatives) may have with health care professionals, including bans or strict limitations on the provision of meals, entertainment, hospitality, travel and lodging expenses, and other financial support, including funding for continuing medical education activities.
Third Party Coverage and Reimbursement
Health care providers generally rely on third-party payors, including governmental payors such as Medicare and Medicaid, and private insurance carriers, to adequately cover and reimburse the cost of pharmaceuticals and medical devices. Such third-party payors are increasingly challenging the price of medical products and services and instituting cost containment measures to control, restrict access or significantly influence the purchase of medical products and services. The market for some of our products therefore is influenced by third-party payors' policies. This includes the placement of our pharmaceutical products on drug formularies or lists of medications.
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
Furthermore, treatments for obesity may not be covered by third-party payors unless the individual meets certain criteria. For example, in 2006, Medicare began covering certain designated bariatric surgical services, including gastric bypass surgery and procedures using the Lap-Band® System, for Medicare patients who have previously been unsuccessfully treated for obesity and who have a BMI equal to or greater than 40 or a BMI of 35 when at least one co-morbidity is present. Without changing coverage criteria for morbidly obese individuals, effective February 12, 2009, the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for implementing the Medicare program, determined that Type 2 diabetes mellitus is a co-morbid condition related to obesity under the existing policies. Medicare policies are sometimes adopted by other third-party payors, but governmental and private insurance coverage for obesity treatment varies by carrier and geographic location, and we actively work with governmental agencies, insurance carriers and employers to obtain reimbursement coverage for procedures using our Lap-Band® System product. Notably, the Technology Evaluation Center of the Blue Cross/Blue Shield National Association provided a positive assessment of the Lap-Band® System, an important step in providing private payor reimbursement for the procedure.
Outside the United States, reimbursement programs vary on a country by country basis. In some countries, both the procedure and product are fully reimbursed by the government health care systems for all citizens who need it, and there is no limit on the number of procedures that can be performed. In other countries, there is complete reimbursement but the number of procedures that can be performed at each hospital is limited either by the hospital's overall budget or by the national budget for the type of product.
In the United States, there have been and continue to be a number of legislative initiatives to contain health care coverage and reimbursement by governmental and other payors. For example, in March 2010, the PPACA was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical and medical device industries. The PPACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and medical devices, requires manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D, and promotes programs that increase the federal government's comparative effectiveness research.
Since its passage, a number of state governors have strenuously opposed certain of the PPACA's provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.
In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. Most recently, on August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Further, President Obama's proposed budget for 2013 and certain proposed legislation would require drug manufacturers to pay to the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. These proposals would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries (i.e., those who are eligible for both the Medicare and Medicaid programs). At this time, the extent to which these proposals will affect our business remains unclear, but we expect that the PPACA, as well as other health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.
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
Seasonality
Our business, both taken as a whole and by our business segments, is not materially affected by seasonal factors, although we have noticed a historical trend with respect to sales of our Botox® product. Specifically, sales of Botox® have tended to be lowest during the first fiscal quarter, with sales during the second and third fiscal quarters being comparable and marginally higher than sales during the first fiscal quarter. Botox® sales during the fourth fiscal quarter have tended to be the highest due to patients obtaining their final therapeutic treatment at the end of the year, presumably to fully utilize deductibles and to receive aesthetic treatments, along with other aesthetic products, prior to the holiday season. Breast augmentation surgery has a seasonal highpoint in spring prior to summer vacations. Our ex-factory sales of aesthetic products may also be influenced by promotions offered both to doctors and their patients. The effect of promotions may cause variability in sales trends.
Employee Relations
At December 31, 2011, we employed approximately 10,000 persons throughout the world, including approximately 5,000 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally good.

Executive Officers
Our executive officers and their ages as of February 28, 2012 are as follows:

Name	Age	Principal Positions with Allergan
David E.I. Pyott	58	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
James F. Barlow	53	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Raymond H. Diradoorian	54	Executive Vice President, Global Technical Operations
Jeffrey L. Edwards	51	Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)
David J. Endicott	47	Corporate Vice President, and President Allergan Medical, Asia Pacific and Latin America
Julian S. Gangolli	54	Corporate Vice President and President, North America
Douglas S. Ingram	49	Executive Vice President and President, Europe, Africa and Middle East
Arnold A. Pinkston	53	Executive Vice President, General Counsel and Assistant Secretary
Scott D. Sherman	46	Executive Vice President, Human Resources
Scott M. Whitcup, M.D.	52	Executive Vice President, Research & Development, Chief Scientific Officer
Officers are appointed by and hold office at the pleasure of the board of directors.
Mr. Pyott has been Allergan's Chief Executive Officer since January 1998 and in 2001 became the Chairman of the Board. Mr. Pyott also served as Allergan's President from January 1998 until February 2006, and again beginning March 2011. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG, a publicly-traded company focused on the research and development of products to protect and improve health and well-being, from 1995 until December 1997. From 1992 to 1995, Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota, a predecessor to Novartis, and General Manager of Sandoz Nutrition, Barcelona, Spain, from 1990 to 1992. Prior to that, Mr. Pyott held various positions within the Sandoz Nutrition group from 1980. Mr. Pyott is also a member of the board of directors of Avery Dennison Corporation, a publicly-traded company focused on pressure-sensitive technology and self-adhesive solutions, where he serves as the lead independent director, and Edwards Lifesciences Corporation, a publicly-traded company focused on products and technologies to treat advanced cardiovascular diseases. Mr. Pyott is a member of the Directors' Board of The Paul Merage School of Business at the University of California, Irvine (UCI). Mr. Pyott serves on the board and Executive Committee of the Biotechnology Industry Organization and in the same capacity at the California Healthcare Institute. Mr. Pyott also serves as a member of the board of the Pan-American Ophthalmological Foundation, the International Council of Ophthalmology Foundation and as a member of the Advisory Board for the Foundation of The American Academy of Ophthalmology. Mr. Pyott also serves as a Vice Chairman of the Board of Trustees of Chapman University.
Mr. Barlow has been Senior Vice President, Corporate Controller since February 2005. Mr. Barlow joined Allergan in January 2002 as Vice President, Corporate Controller. Prior to joining Allergan, Mr. Barlow served as Chief Financial Officer of Wynn Oil Company, a division of Parker Hannifin Corporation. Prior to Wynn Oil Company, Mr. Barlow was Treasurer and Controller at Wynn's International, Inc., a supplier of automotive and industrial components and specialty chemicals, from July 1990 to September 2000. Before working for Wynn's International, Inc., Mr. Barlow was Vice President, Controller from 1986 to 1990 for Ford Equipment Leasing Company. From 1983 to 1985 Mr. Barlow worked for the accounting firm Deloitte Haskins and Sells.
Mr. Diradoorian has served as Allergan's Executive Vice President, Global Technical Operations since February 2006. From April 2005 to February 2006, Mr. Diradoorian served as Senior Vice President, Global Technical Operations. From February 2001 to April 2005, Mr. Diradoorian served as Vice President, Global Engineering and Technology. Mr. Diradoorian joined Allergan in July 1981. Prior to joining Allergan, Mr. Diradoorian held positions at American Hospital Supply and with the Los Angeles Dodgers baseball team.
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

Mr. Endicott has been Corporate Vice President and President, Allergan Medical, Asia Pacific and Latin America since April 2011 and served as Corporate Vice President and President, Allergan Medical since August 2010. Prior to that, he served as Corporate Vice President and President, Europe, Africa and Middle East from October 2004 to August 2010 and managed the expansion of Allergan's business internationally, including our entry into new markets such as Turkey and Poland. Mr. Endicott served as Senior Vice President, U.S. Specialty Pharmaceuticals from January 2004 to October 2004, Vice President and General Manager of Canada from February 2000 to December 2003 and Vice President of U.S. Managed Markets since 1998. Prior to that, Mr. Endicott served various roles at Allergan since joining us in 1986.

Mr. Gangolli has been Corporate Vice President and President, North America since January 2004. Mr. Gangolli served as Senior Vice President, U.S. Eye Care from July 1998 to January 2004. Prior to joining Allergan, Mr. Gangolli served as Vice President, Sales and Marketing of VIVUS, Inc., a publicly-traded biopharmaceutical company, from 1994 to 1998, where he was responsible for facilitating the successful transition of the company from a research and development start-up into a niche pharmaceutical company. Prior to that, Mr. Gangolli served in a number of increasingly senior marketing roles in the United Kingdom, Global Strategic Marketing and in the United States for Syntex Pharmaceuticals, Inc., a multinational pharmaceutical company. Mr. Gangolli began his career in pharmaceutical sales and marketing with Ortho-Cilag Pharmaceuticals, Ltd. a U.K. subsidiary of Johnson & Johnson.

Mr. Ingram has been Executive Vice President and President, Europe, Africa and Middle East since August 2010. Prior to that, he served as Executive Vice President, Chief Administrative Officer, and Secretary from October 2006 to July 2010 and led Allergan's Global Legal Affairs, Compliance, Internal Audit and Internal Controls, Human Resources, Regulatory Affairs and Safety, and Global Corporate Affairs and Public Relations departments. Mr. Ingram also served as General Counsel from January 2001 to June 2009 and as Secretary and Chief Ethics Officer from July 2001 to July 2010. During that time, he served as Executive Vice President from October 2003 to October 2006, as Corporate Vice President from July 2001 to October 2003 and as Senior Vice President from January 2001 to July 2001. Prior to that, Mr. Ingram was Associate General Counsel and Assistant Secretary from 1998 and joined Allergan in 1996 as Senior Attorney and Chief Litigation Counsel. Prior to joining Allergan, Mr. Ingram was an attorney at Gibson, Dunn & Crutcher LLP from 1988 to 1996.

Mr. Pinkston joined Allergan as Executive Vice President, General Counsel and Assistant Secretary in October 2011 with over 25 years of experience managing legal affairs. Prior to joining Allergan, Mr. Pinkston served as the Senior Vice President, General Counsel and Secretary of Beckman Coulter, Inc. from 2005 through the company's sale to Danaher Corporation in June 2011. While at Beckman Coulter, Mr. Pinkston was responsible for all aspects of the company's global legal affairs as well as the company's compliance program, corporate social responsibility program, internal audit department and knowledge resources. Prior to joining Beckman Coulter, Mr. Pinkston held various positions at Eli Lilly and Company from 1999 through 2005, including serving as deputy general counsel responsible for the legal affairs of Lilly USA. Mr. Pinkston served as general counsel of PCS Health Systems from 1994 to 1999 after working for McKesson Corporation and beginning his legal career as an attorney with Orrick, Herrington & Sutcliffe.
Mr. Sherman joined Allergan as Executive Vice President, Human Resources in September 2010 with more than 15 years of human resources leadership experience. Prior to joining Allergan, Mr. Sherman worked at Medtronic, Inc., a global medical device company, from August 1995 to September 2010 in roles of increasing complexity and responsibility. From April 2009 until September 2010, Mr. Sherman served as Medtronic's Vice President, Global Total Rewards and Human Resources Operations, where he was responsible for global compensation and benefits programs, and served as Secretary to the Compensation Committee of Medtronic's Board of Directors. Mr. Sherman lived in Europe from August 2005 until April 2009 and served as Vice-President, International Human Resources from May 2008 to April 2009 and Vice-President, Human Resources-Europe, Emerging Markets and Canada from August 2005 to May 2008. Prior to these assignments, Mr. Sherman held a series of other positions at Medtronic including Vice President, Human Resources-Diabetes from January 2002 to July 2005. Prior to joining Medtronic, Mr. Sherman held various positions in the Human Resources and Sales organizations at Exxon Corporation from 1990 to 1995.

Dr. Whitcup has been Executive Vice President, Research and Development, and Chief Scientific Officer since April 2009. Prior to that, Dr. Whitcup was Executive Vice President, Research and Development since July 2004. Dr. Whitcup joined Allergan in January 2000 as Vice President, Development, Ophthalmology. In January 2004, Dr. Whitcup became Allergan's Senior Vice President, Development, Ophthalmology. From 1993 until 2000, Dr. Whitcup served as the Clinical Director of the National Eye Institute at the National Institutes of Health. As Clinical Director, Dr. Whitcup's leadership was vital in building the clinical research program and promoting new ophthalmic therapeutic discoveries. Dr. Whitcup is a faculty member at the Jules Stein Eye Institute/David Geffen School of Medicine at the University of California, Los Angeles. Dr. Whitcup serves on the board of directors of Avanir Pharmaceuticals, Inc., a publicly-traded pharmaceutical company, and Questcor Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company.

Item 1A. Risk Factors
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this report and in our other filings with the SEC, including subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We operate in a rapidly changing environment that involves a number of risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. These known and unknown risks could materially and adversely affect our business, financial condition, operating results or liquidity, which could cause the trading price of our common stock to decline.
We operate in a highly competitive business.
The pharmaceutical and medical device industries are highly competitive. To be successful in these industries, we must be able to, among other things, effectively discover, develop, test and obtain regulatory approvals for products and effectively commercialize, market and promote approved products, including by communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Many of our competitors have greater resources than we have. This enables them to make greater research and development investments, including the acquisitions of technologies, products and businesses, and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base.
Our future growth depends, in part, on our ability to develop and introduce products which are more effective than those developed by our competitors. Developments by our competitors, the entry of new competitors into the markets in which we compete, and the rapid pace of scientific advancement in the pharmaceutical and medical device industries could make our products or technologies less competitive or obsolete. For example, sales of our existing products may decline rapidly if a new product is introduced that represents a substantial improvement over our existing products or that is sold at a lower price. Additionally, if we lose patent coverage for a product, our products may compete against generic products that are as safe and effective as our products, but sold at considerably lower prices. The introduction of generic products could significantly reduce demand for our products within a short period of time. Certain of our pharmaceutical products also compete with over-the-counter products and other products not regulated by the FDA which may be priced and regulated differently than our products.
We also expect to face increasing competition from biosimilar products. Recent U.S. healthcare reform legislation included an abbreviated regulatory pathway for the approval of biosimilars. As a result, we anticipate increasing competition from biosimilars in the future. Title VII of the PPACA and the Biologics Price Competition and Innovation Act of 2009, or BPCIA, create a new licensure framework for biosimilar products, and the FDA issued draft guidance in early 2012, which could ultimately subject our biologic products, including Botox®, to competition. Previously, there had been no licensure pathway for such a follow-on product. While we do not anticipate that the FDA will license a biosimilar of Botox® for several years, we cannot guarantee that our biologic products such as Botox® will not eventually become subject to direct competition by a licensed biosimilar.
We may be unable to obtain and maintain adequate protection for our intellectual property rights.
Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We cannot assure you that we will successfully obtain or preserve patent protection for the technologies incorporated into our products, or that the protection obtained will be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business. In addition, third parties, including generic drug manufacturers, may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. Upon the expiration or loss of necessary intellectual property protection for a product, we may rapidly lose a significant portion of our sales of that product.
Furthermore, we cannot assure you that our products will not infringe patents or other intellectual property rights held by third parties. If we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. See Item 3 of Part I of this report, “Legal Proceedings,” for information concerning our current intellectual property litigation.
Our development efforts may not result in products or indications approved for commercial sale.
We must continue to develop, test and manufacture new products or achieve new indications or label extensions for the use of our existing products. Prior to marketing, these new products and product indications must satisfy stringent regulatory standards and receive requisite approvals or clearances from regulatory authorities in the United States and abroad. It typically takes many years to satisfy the regulatory requirements to obtain approval or clearance to market products such as ours and approval timing varies substantially based upon the type, complexity and novelty of the product. We may be required to conduct costly and time-intensive clinical trials in order to obtain clearance or approval. The development, regulatory review and approval, and commercialization processes are very expensive and time consuming, costly and subject to numerous factors that may delay or prevent the development, approval or clearance, and commercialization of new products.
In addition, any of our product candidates or indications may receive necessary regulatory approvals or clearances only after delays or unanticipated costs. For example, prior to the FDA approval of Botox® for the prophylactic treatment of headaches in adults with chronic migraine in 2010, we were required to adopt a REMS program addressing the risks related to botulinum toxin spread beyond the injection site and the non-interchangeability of botulinum toxins. Even if we receive regulatory approvals for a new product or indication, the product may later exhibit adverse effects that limit or prevent its widespread use or that force us to withdraw the product from the market or to revise our labeling to limit the indications for which the product may be prescribed.
Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which differences may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing is unpredictable and varies by product and by the intended use of a product. Of course, there may be other factors that prevent us from marketing a product.
From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to our products. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program and, in the first quarter of 2011, announced numerous actions that are intended to reform the review process governing the clearance of medical devices. It is possible that the FDA or other governmental authorities will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market and distribute existing products.
Moreover, any of our product candidates or indications may fail at any stage, potentially after substantial financial and other resources have been invested in their development. Successful product development in the pharmaceutical and medical device industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons. For instance, a product candidate may not be effective in treating a specified condition or illness, a product candidate may have harmful side effects in humans or animals, the necessary regulatory bodies, such as the FDA, may not approve the product candidate for an intended use, a product candidate may not be economical for us to manufacture and commercialize, or certain of our licensors or partners may fail to effectively conduct clinical development or clinical manufacturing activities.
Our business and products are subject to extensive government regulation.
We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States, principally by the FDA and the U.S. Drug Enforcement Administration, or DEA, and foreign regulatory authorities. Failure to comply with all applicable regulatory requirements, including those promulgated under the FFDCA and Controlled Substances Act, may subject us to operating restrictions and criminal prosecution, monetary penalties and other disciplinary actions, including, sanctions, warning letters, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, or exclusion from future participation in the Medicare and Medicaid programs.
After our products receive regulatory approval or clearance, we, and our direct and indirect suppliers, remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. For example, the FDA conducts ongoing inspections to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with the cGMPs, the QSR and other FDA regulations. Adverse findings during regulatory inspections may result in the implementation of REMS programs, completion of government mandated post-marketing clinical studies, and government enforcement action relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls noted above.
The FDA has increased its enforcement activities related to the advertising and promotion of pharmaceutical, biological and medical device products. In particular, the FDA has increased its scrutiny of our compliance with the agency's regulations and guidance governing direct-to-consumer advertising. The FDA may limit or, with respect to certain products, terminate our dissemination of direct-to-consumer advertisements in the future, which could cause sales of those products to decline. In addition, our communications to physicians regarding the prescription of our pharmaceutical and biologic products, and the utilization of our medical device products that are not described in the product's labeling or differ from those tested by us and approved or cleared by the FDA, are restricted by federal statutes, FDA regulations and other governmental communications. If our promotional activities fail to comply with applicable laws, regulations, guidelines or interpretations, we may be subject to enforcement actions by the FDA or other governmental enforcement authorities.
Disruptions in our supply chain or failure to adequately forecast product demand could result in significant delays or lost sales.
The interruption of our manufacturing processes could adversely affect our ability to manufacture or sell many of our products. We manufacture certain products, including Botox® and Restasis®, at a single facility or a single site. Therefore, a significant disruptive event, including a fire or natural disaster, at certain manufacturing facilities or sites could materially and adversely affect our business and results of operations. In the event of a disruption, we may need to build or locate replacement facilities as well as seek and obtain the necessary regulatory approvals for these facilities. Accordingly, we may experience substantial production delays, and, if our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all.
The loss of a material supplier could also significantly disrupt our business. In some cases, we obtain components or chemicals used in certain of our products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA's QSRs, cGMPs or other applicable laws, obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which we could lose sales.
Any failure by us to forecast demand for, or to maintain an adequate supply of, the raw material and finished product could result in an interruption in the supply of certain products and a decline in sales of that product. For example, the manufacturing process to create the raw material necessary to produce Botox® and other products is technically complex and requires significant lead-time. In addition, if our suppliers are unable to meet our manufacturing requirements, we may not be able to produce a sufficient amount of materials or products in a timely manner, which could cause a decline in our sales.
Increased concerns over the safety of our products may result in negative publicity or increased regulatory controls on our products.
The Company's reputation is the foundation of our relationships with physicians, patients and other customers. If we are unable to effectively manage real or perceived issues, which could negatively impact sentiments toward the Company, our business could suffer. Pharmaceuticals and medical devices are perceived to be dangerous products and our customers may have a number of concerns about the safety of our products whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. These concerns may be increased by negative publicity, even if the publicity is inaccurate. For example, consumer groups and certain plaintiffs have alleged that certain uses of Botox®, including off-label uses, have caused patient injuries and death and have further alleged that we failed to adequately warn patients of the risks relating to Botox® use. From time to time reports related to the quality and safety of breast implant devices are published, including reports that have suggested a possible association between anaplastic large cell lymphoma and breast implants, as well as negative reports from regulatory authorities in Europe related to a breast implant manufacturer that is not affiliated with the Company. In addition, government investigations related to the use of our products, but not the efficacy of the products themselves, may cause reputational harm to the Company. Negative publicity-whether accurate or inaccurate-about the efficacy, safety or side effects of our products or product categories, whether involving us or a competitor, could materially reduce market acceptance of our products, cause consumers to seek alternatives to our products, result in product withdrawals and cause our stock price to decline. Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.
 We are also subject to adverse event reporting regulations that require us to report to the FDA or similar bodies in other countries if our products are associated with a death or serious injury, even if there is no available evidence of a causal relationship between the adverse event and the product. Such reports may be publicly released by the FDA and other authorities. For instance, the FDA maintains a public database, known as the Manufacturer and User Facility Device Experience, or MAUDE, that posts reports of adverse events involving medical devices. The submission of an adverse event report for a pharmaceutical or medical device product to the FDA and its public release on MAUDE, or other public database, does not, by regulation, reflect a conclusion by us or the FDA that the product caused or contributed to the adverse event. However, as part of our post-marketing pharmacovigilance program, we routinely monitor the adverse event reports we receive to identify potential safety issues, known as signals, that may require us to take action with respect to the product, such as a recall or other market action, or to amend our labeling to add the adverse reaction or a new warning or contraindication. The FDA and other regulatory authorities also monitor adverse event reports to identify safety signals, and may take action in connection with that monitoring, including the imposition on us of additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling, which requirements could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. We cannot assure you that the FDA will agree with our assessments of whether a safety signal exists for one of our products. Furthermore, any adverse publicity associated with adverse events for our products, and related post-marketing actions, could cause consumers to seek alternatives to our products, and thereby cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the adverse event.
We are subject to complex government healthcare legislation and reimbursement programs, as well as other cost-containment pressures.
Some of our products are purchased or reimbursed by federal and state government authorities, private health insurers and other organizations, including heath maintenance and managed care organizations. These third-party payors increasingly challenge pharmaceutical and medical device product pricing, which could result in lower reimbursement rates and a reduction in demand for our products.
In addition, legislative and regulatory proposals and enactments to reform healthcare insurance programs could significantly influence the manner in which pharmaceutical products, biologic products and medical devices are prescribed and purchased. For example, in March 2010, the President of the United States signed the PPACA, which substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical and medical device industries. The PPACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and medical devices, requires manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D, and promotes programs that increase the federal government's comparative effectiveness research.
A number of state governors have strenuously opposed certain of the PPACA's provisions, and initiated lawsuits challenging its constitutionality. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, could limit the amounts that federal and state governments will pay for healthcare products and services, which could significantly reduce the projected value of certain development projects and reduce our profitability.
Recent federal regulatory changes have included reductions in Medicare reimbursement for most separately payable physician-administered drugs under the hospital outpatient prospective payment system and pricing limits on certain branded pharmaceutical products. Payments made to retail pharmacies under the TRICARE Retail Pharmacy Program for prescriptions filled on or after January 28, 2008 are subject to certain price ceilings utilized by other Department of Defense programs. The extent to which future legislation or regulations, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain.
In addition, individual states have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Furthermore, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical and medical device products and which suppliers will be included in their prescription drug and other healthcare programs. Any legally mandated price controls or utilization of bidding procedures could negatively and materially impact our revenues and financial condition.
Our ability to sell our products to hospitals in the United States also depends in part on our relationships with wholesalers and group purchasing organizations, or GPOs. We sell our pharmaceutical products primarily through wholesalers. These wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation. We expect that consolidation of drug wholesalers will increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through fee-for-service arrangements, and their purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. We cannot assure you that we can manage these pressures or that wholesaler purchases will not decrease as a result of this potential excess buying.
Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO's affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer's products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse impact on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.
We also encounter similar legislative, regulatory and pricing issues in most countries outside the United States. International operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the price and usage of our pharmaceutical and medical device products. Although we cannot predict the extent to which our business may be affected by future cost-containment measures or other potential legislative or regulatory developments, additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our current and future products, which could adversely affect our revenue and results of operations.
Compliance with domestic and international laws and regulations pertaining to the privacy and security of health information may be time consuming, difficult and costly.
Failure to comply with domestic and international privacy and security laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws, including protecting electronically stored information from cyber attacks, and potential liability associated with failure to do so could adversely affect our business, financial condition and results of operations.
We are subject to various domestic and international privacy and security regulations, including but not limited to HIPAA. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA.
While we currently expend significant resources to protect against cyber attacks and security breaches, we may need to expend additional significant resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our safeguards. A party that is able to circumvent our security safeguards could, among other things, misappropriate or misuse sensitive or confidential information, user information or other proprietary information, cause significant interruptions in our operations and cause all or portions of our website to be unavailable. Further, any reductions in the availability of our website could impair our ability to conduct our business, comply with regulations, and adversely impact our customers during the occurrence of any such incident.
If we market products in a manner that violates healthcare fraud and abuse laws, we may be subject to civil or criminal penalties.
We are subject to various federal and state laws pertaining to healthcare fraud and abuse. The federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical or medical device manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other health care related professions, on the other hand. Due to recent legislative changes, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration could be subject to scrutiny if they do not qualify for an exemption or safe harbor.
Recent legislation also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties.
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, including reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates and engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-

label uses.
HIPAA created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states, including California, have laws and regulations that require pharmaceutical companies to adopt comprehensive compliance programs. We have adopted and implemented a compliance program which we believe satisfies the requirements of these laws, regulations and industry codes.
Sanctions under these federal and state laws may include civil monetary penalties, mandatory compliance programs, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we are subject, we may be subject to the applicable penalty associated with the violation which could adversely affect our ability to operate our business and our financial results.
We remain subject to government investigations and related subpoenas. Such investigations and subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act, or FCA, 31 U.S.C. § 3729 et seq. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. We may currently be subject to investigation for alleged FCA violations pursuant to qui tam actions, which may be under full or partial seal. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. The costs of responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties (including under the FCA), settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business. For example, in September 2010, we announced that we reached a settlement with the Department of Justice regarding our alleged sales and marketing practices in connection with certain therapeutic uses of Botox®. As part of the settlement, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services. Failure to comply with the terms of the Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws.
We are subject to the Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom's Bribery Act of 2010, which went into effect in the third quarter of 2011, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and related laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or related laws for actions taken by our agents, employees and intermediaries with respect to our business. Failure to comply with the FCPA or related laws governing the conduct of business with foreign government entities could disrupt our business and lead to severe criminal and civil penalties, including criminal and civil fines, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products and exclusion from participation in government healthcare programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, any of which could have a material adverse impact on our business, financial condition, results of operations and liquidity. We could also be adversely affected by any allegation that we violated such laws.
Illegal imports and counterfeit products may reduce demand for our products.
The illegal importation of counterfeit products and pharmaceutical and medical device products from countries where government price controls or other market dynamics result in lower prices may adversely affect our sales and profitability in the United States and other countries in which we operate. Foreign imports are illegal under current U.S. law, with the sole exception of limited quantities of prescription drugs imported for personal use. However, the volume of illegal imports continues to rise as the ability of patients and other customers to obtain these lower priced imports has grown significantly. In addition, U.S. policy makers may expand consumers' ability to import lower priced versions of our products and competing products from Canada, where there are government price controls. Any future legislation or regulations that increase consumer access to lower priced medicines from outside the United States may lower the prices we receive for our products, which could adversely impact our revenues.
Litigation may harm our business or otherwise distract our management.
Substantial, complex or extended litigation could cause us to incur large expenditures, affect our ability to market and distribute our products and distract our management. For example, lawsuits by employees, stockholders, customers or competitors could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court or on terms favorable to us. See Item 3 of Part I of this report, “Legal Proceedings,” for information concerning our current litigation.
We may experience losses due to product liability claims, product recalls or corrections.
The design, development, manufacture and sale of our products involve an inherent risk of product liability or other claims by consumers and other third parties. We have been in the past, and continue to be, subject to various product liability lawsuits, product recalls and requirements to issue field corrections related to our products due to manufacturing deficiencies, labeling errors or other safety or regulatory reasons.
Our pharmaceutical and medical device products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused, improperly prescribed, improperly implanted or subject to faulty surgical technique. For example, the manufacture and sale of breast implant products has been and continues to be the subject of a significant number of product liability claims due to allegations that the medical devices cause disease or result in complications, rare lymphomas and other health conditions due to rupture, deflation or other product failure. In addition to product liability claims, in the event of a breast implant rupture or deflation that requires surgical intervention with respect to our breast implant products sold and implanted, our warranty programs may require us to replace the product. Furthermore, we face a substantial risk of product liability claims from our eye care, neuromodulator, urology, skin care, obesity intervention and facial aesthetics products. Consistent with market practice in our industry, we largely self-insure for future product liability losses related to Botox®, Botox® Cosmetic and our breast implant products. Our self-insurance program is based on historical loss trends, and we can provide no assurance that our self-insurance program accruals will be adequate to cover future losses, and our third-party insurance coverage may be inadequate to satisfy any other covered liabilities we might incur.
If third parties with whom we collaborate do not perform, we may not be able to develop and market products as anticipated.
We have entered into collaborative arrangements with third parties to develop and market certain products. We cannot assure you that these collaborations will be successful, lead to additional sales of our products or lead to the creation of additional products. Our dependence on collaborative arrangements with third parties subjects us to a number of risks, including:

•
our inability to fully control the amount and timing of resources our collaborative partners may devote to products based on the collaboration, and our partners may choose to pursue alternative products to the detriment of our collaboration;

•counterparties may not perform their obligations as expected;

•	we could become involved in disputes with counterparties, which could lead to delays or termination of the collaborations and time-consuming and expensive litigation or arbitration; and
•counterparties can terminate the collaboration agreement under certain circumstances.
Acquisitions of technologies, products, and businesses could disrupt our business, involve increased expenses and present risks not contemplated at the time of the transactions.
We regularly consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products acquired, some of which may result in significant charges to earnings. Issues that must be addressed in acquiring and integrating the acquired technologies, products and businesses into our own include:

•	conforming standards, controls, procedures and policies, operating divisions, business cultures and compensation structures;

•	retaining key employees;
•retaining existing customers and attracting new customers;
•consolidating operational infrastructure, including information technology, accounting systems and administration;
•mitigating the risk of unknown liabilities; and
•managing tax costs or inefficiencies associated with integrating operations.
If we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, and our ability to develop and introduce new products. Actual costs and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.
Adverse U.S. or international economic conditions may negatively affect our business.
Adverse U.S. or international economic conditions or a decline of global or country-specific financial markets may reduce consumer demand for our products. Many of our products have limited reimbursement or are not reimbursable by governmental or other healthcare plans. Instead, these products are partially or wholly paid for directly by the consumer. Adverse economic and market conditions could also have a negative impact on our business by negatively affecting the parties with whom we do business, including among others, our customers, suppliers, wholesale distributors, creditors, collaboration partners and other third parties with whom we do business.
We also collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results. We cannot assure you that future exchange rate movements, inflation or other related factors will not have a material adverse impact on our business.
In addition, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include, among other things:

•	reductions in the reimbursement amounts we receive for our products from foreign governments and foreign insurance providers;
•unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;
•adverse changes in trade protection measures, including tariffs and export license requirements; and

•
difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as U.S. laws applicable to U.S. companies with foreign operations, such as export laws and the FCPA.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.
We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in our interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending. In that regard, there have been a number of recent proposals, including by Congress and the Treasury as well as various government appointed and outside commissions, that could substantially impact the U.S. taxation of U.S. based multinational corporations such as Allergan. In addition, certain U.S. federal income tax provisions, including a research and development tax credit that provides a tax benefit on certain research and development expenditures, expired at the end of 2011, and Congress has not yet, and may not, extend the applicability of such provisions into 2012 or beyond. The permanent loss of the R&D tax credit would adversely affect our effective tax rate and our profitability.
We generally do not collect or pay state sales or other tax on sales of certain products, including Botox®, Botox® Cosmetic, our dermal fillers and breast implants. Changes in applicable tax laws that require us to collect and pay state sales or other taxes, and penalties, associated with prior, current or future years on sales of these products could adversely affect our sales and profitability due to the increased cost associated with those products.
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

The terms of our debt agreements impose restrictions on our business.
Our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors. The operating and financial restrictions and covenants in our debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. For example, our debt agreements restrict our ability to, among other things, incur liens or engage in sale lease-back transactions and engage in consolidations, mergers and asset sales.
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
We are exposed to the risk of environmental liabilities.
Our product development programs and manufacturing processes involve the controlled use of hazardous materials, chemicals and toxic compounds. These programs and processes expose us to risks that an accidental contamination could lead to noncompliance with environmental laws, regulatory enforcement actions and claims for personal injury and property damage. In addition, we may be subject to clean-up obligations, damages and fines related to the discharge of hazardous materials, chemicals and toxic compounds on our properties whether or not we knew of, or were responsible for, the contamination. For example, in connection with the acquisition and ownership of our properties, we may be potentially liable for environmental clean-up costs.
Environmental laws also may impose restrictions on the manner in which our properties may be used or our business may be operated. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Any costs or expenses relating to environmental matters may not be covered by insurance and, accordingly, may have a material and adverse impact on our business.
Natural disasters and geo-political events could adversely affect our business.
We are a global company with sales and marketing subsidiaries in approximately 38 countries and are present in over 100 countries, as supplemented by distributors. The occurrence of one or more natural disasters, such as earthquakes, tsunamis, hurricanes, floods and tornados, or severe changes in geo-political events, such as wars, civil unrest or terrorist attacks in a country in which we operate or in which our suppliers or distributors are located, could adversely affect our business and financial performance. Such events could result in physical damage to, or the complete loss of, properties or assets that are important to us or to our suppliers or distributors, changes in consumers' income or purchasing patterns, temporary or long-term disruption in the supply of products to us, or disruption in the distribution of our products. Any such events and their consequences are unpredictable and could disrupt our operations or the operations of our suppliers or distributors and could have a significant and adverse effect on our business and results of operations.
Our publicly filed SEC reports may be reviewed by the SEC.
The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies' public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. The SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and could result in material liability to us and have a material adverse impact on the trading price of our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties
Our operations are conducted in owned and leased facilities located throughout the world. We believe our present facilities are adequate for our current needs. Our headquarters and primary administrative and research facilities, which we own, are located in Irvine, California. We own and lease additional facilities in California to provide administrative, research and raw material support, manufacturing, warehousing and distribution. We own one facility in Texas for manufacturing and warehousing. We produce clinical supplies of biodegradable silk-based scaffolds at a leased facility in Massachusetts. In 2011, we began a significant expansion of our presence in New Jersey where we have leased space primarily for research and development purposes.

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
Clayworth v. Allergan, et al.
In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named us and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys' fees and costs. In January 2007, the superior court dismissed the plaintiffs' complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California. In July 2008, the court of appeal affirmed the superior court's ruling, granting our motion for summary judgment. In August 2008, the plaintiffs filed a petition for rehearing with the court of appeal, which was denied. In September 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California, which was granted. In July 2010, the supreme court reversed the court of appeal's judgment and remanded the case to the superior court for further proceedings. In March 2011, the superior court entered judgment in favor of defendants pursuant to orders granting motions for summary judgment. In April 2011, plaintiffs filed a notice of appeal to the Court of Appeal of the State of California.
Allergan, Inc. v. Cayman Chemical Company, et al.
In November 2007, we filed a complaint captioned “Allergan, Inc. v. Cayman Chemical Company, Jan Marini Skin Research, Inc., Athena Cosmetics, Inc., Dermaquest, Inc., Intuit Beauty, Inc., Civic Center Pharmacy and Photomedex, Inc.” in the U.S. District Court for the Central District of California alleging that the defendants are infringing U.S. Patent No. 6,262,105 licensed to us by Murray A. Johnstone, M.D. In March 2008, we filed a second amended complaint adding Dr. Johnstone, the holder of U.S. Patent No. 6,262,105, as a plaintiff and Global MDRx and ProCyte Corporation, or ProCyte, as defendants. In April 2008, we filed a motion for leave to file a third amended complaint adding patent infringement claims relating to U.S. Patent No. 7,351,404 against the defendants, and Athena Bioscience, LLC and Cosmetic Alchemy, LLC as additional defendants.
In 2008, we entered into settlement agreements with Jan Marini Skin Research, Inc., Intuit Beauty, Inc., Photomedex, Inc. and ProCyte pursuant to which each party agreed to acknowledge the validity of the patents in exchange for dismissing all claims against such defendant. In July 2008, the clerk of the court entered a default judgment against Global MDRx for failure to defend against the summons. In August 2008, the U.S. District Court dismissed Intuit Beauty, Inc. and Jan Marini Skin Research, Inc. with prejudice. In September 2008, we and Cayman Chemical Company entered into a settlement agreement under which Cayman Chemical Company agreed to cease selling certain compounds to be used in particular types of products in exchange for dismissing all claims against them. In December 2008, we entered into a settlement agreement with Athena Bioscience, LLC under which they agreed to cease selling certain products and acknowledged the validity of our patents in exchange for our dismissing all claims against them.
In January 2009, we filed a motion for leave to file a fourth amended complaint adding Pharma Tech, Inc., Dimensional Merchandising, Inc. and Cosmetic Technologies, Inc. as new defendants. In February 2009, we filed a motion for default judgment and injunction against Global MDRx, which was granted. In April 2009, we and Cosmetic Technologies, Inc. entered into a settlement agreement under which Cosmetic Technologies, Inc. agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for dismissing all claims against them.
In March 2009, we filed a complaint captioned “Allergan, Inc.; Murray A Johnstone, M.D.; and Duke University v. Athena Cosmetics, Inc.; Cosmetic Alchemy, LLC; Northwest Cosmetic Laboratories, LLC; Pharma Tech International, Inc.; Dimensional Merchandising, Inc.; Stella International, LLC; Product Innovations, LLC; Metrics, LLC; Nutra-Luxe M.D., LLC; Skin Research Laboratories, Inc.; Lifetech Resources LLC; Rocasuba, Inc.; Peter Thomas Roth Labs LLC; and Peter Thomas Roth, Inc.” in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent Nos. 6,262,105, 7,351,404 and 7,388,029. In June 2009, we and defendants La Canada Ventures, Inc. and Susan Lin, M.D. entered into a settlement agreement under which La Canada Ventures, Inc. and Susan Lin, M.D. agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for dismissing all claims against them.
In June 2009, the U.S. District Court consolidated Allergan, Inc.; Murray A Johnstone, M.D.; and Duke University v. Athena Cosmetics, Inc., et al. with Allergan, Inc. v. Cayman Chemical Company, et al. In October 2009, the defendants filed answers, amended answers and/or counterclaims to our first amended complaint. In February 2010, we and Athena Cosmetic, Inc. filed a stipulation to bifurcate Athena Cosmetic, Inc.'s antitrust and Lanham Act counterclaims into separate trials. In February 2010, Athena Cosmetic, Inc., Pharma Tech and Northwest Cosmetic filed a motion for judgment on the pleadings regarding our claim for violation of the California unfair competition statute, which was granted. In May 2010, we entered into a settlement agreement with Nutra-Luxe M.D., LLC under which Nutra-Luxe M.D., LLC agreed to cease manufacturing and selling certain products and acknowledge the validity of our patents in exchange for dismissing all claims against them. In May 2010, pursuant to a stipulation filed by the plaintiffs and the defendants, the U.S. District Court entered an order stating that a final judgment would be entered on the dismissal of our unfair competition claim against the defendants, permitting us to appeal the dismissal to the U.S. Court of Appeals for the Federal Circuit, and further stating that all U.S. District Court proceedings in both consolidated actions would be stayed pending completion of our appeal of the dismissal. In May 2010, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. In March 2011, the U.S. Court of Appeals heard oral argument and in May 2011, issued its opinion reversing the judgment of the U.S. District Court. In September 2011, the U.S. District Court ordered the reopening of the case and set the trial for our unfair competition claims for February 12, 2013 and the trial for our patent claims for April 2, 2013. In October 2011, Athena Cosmetic, Inc., Pharma Tech International, Inc., and Northwest Cosmetic Labs, LLC filed an answer to our consolidated amended complaint and counterclaims. In February 2012, the U.S. District Court issued its Markman ruling regarding U.S. Patent No. 7,351,404.
Alphagan® P Patent Litigation
In February 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Exela PharmSci, Inc., or Exela, indicating that Exela had filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or the FDA, for a generic form of Alphagan® P 0.15%. In the certification, Exela contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to us and are listed in the Orange Book under Alphagan® P 0.15%, are invalid and/or not infringed by the proposed Exela product. In March 2007, we filed a complaint against Exela in the U.S. District Court for the Central District of California entitled “Allergan, Inc. v. Exela PharmSci, Inc., et al.,” alleging that Exela's proposed product infringes U.S. Patent No. 6,641,834. In April 2007, we filed an amended complaint adding Paddock Laboratories, Inc. and PharmaForce, Inc. as defendants.
In April 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex Inc., or Apotex, indicating that Apotex had filed ANDAs with the FDA for generic versions of Alphagan® P 0.15% and Alphagan® P 0.1%. In the certification, Apotex contends that U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, all of which are assigned to us and are listed in the Orange Book under Alphagan® P 0.15% and Alphagan® P 0.1%, are invalid and/or not infringed by the proposed Apotex products. In May 2007, we filed a complaint against Apotex in the U.S. District Court for the District of Delaware entitled “Allergan, Inc. v. Apotex Inc. and Apotex Corp.,” alleging that Apotex's proposed products infringe U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337, to which Apotex filed an answer and counterclaims. In July 2007, we filed a response to Apotex's counterclaims.
 In May 2007, we filed a motion with the multidistrict litigation panel to consolidate the Exela and Apotex actions in the District of Delaware, which was granted. In January 2009, we and defendants Paddock Laboratories, Inc. and PharmaForce, Inc. entered into a settlement agreement under which Paddock Laboratories, Inc. and PharmaForce, Inc. agreed to refrain from selling or manufacturing a generic version of Alphagan® P 0.15% in exchange for dismissing all claims against them. Trial was held in March 2009 and in October 2009, the U.S. District Court ruled that all five patents (U.S. Patent Nos. 5,424,078, 6,562,873, 6,627,210, 6,641,834 and 6,673,337) asserted by us are valid and enforceable against the defendants, that Apotex's proposed generic versions of Alphagan® P 0.15% and Alphagan® P 0.1% infringe each of the five patents, and that Exela's proposed generic version of Alphagan® P 0.15% infringes U.S. Patent No. 6,641,834, which was the only patent asserted against it. Pursuant to the Hatch-Waxman Act, the FDA is required to delay approval of defendants' proposed generic products until after our last applicable patent expires in 2022. In November 2009, Apotex and Exela filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. In January 2011, the U.S. Court of Appeals heard oral argument and in May 2011, issued its opinion affirming-in-part and reversing-in-part the judgment of the U.S. District Court. In June 2011, Apotex filed with the U.S. Court of Appeals a petition for rehearing en banc, which was denied. In August 2011, the U.S. Court of Appeals issued a mandate affirming-in-part and reversing-in-part the findings of the U.S. District Court. In December 2011, Apotex filed a petition for writ of certiorari with the U.S. Supreme Court.

Zymar® Patent Litigation
In October 2007, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex, indicating that Apotex had filed an ANDA with the FDA for a generic version of Zymar®. In the certification, Apotex contends that U.S. Patent Nos. 5,880,283, or the '283 patent, and 6,333,045, or the '045 patent, both of which are licensed to us and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Apotex product. In November 2007, we, Senju Pharmaceutical Co., Ltd., or Senju, and Kyorin Pharmaceutical Co., Ltd., or Kyorin, filed a complaint captioned “Allergan, Inc., Senju Pharmaceutical Co., Ltd. and Kyorin Pharmaceutical Co., Ltd. v. Apotex Inc., et al.” in the U.S. District Court for the District of Delaware alleging infringement of the '045 patent, to which Apotex filed an answer and counterclaim. A bench trial was held in January 2010 and in June 2010, the U.S. District Court ruled that Apotex's proposed generic version of Zymar® infringes claims 1-3, 6, 7 and 9 of the '045 patent, that claims 1-3 and 6-9 are invalid as obvious, that Apotex failed to prove that claims 6 and 7 are invalid for lack of enablement, and that Apotex failed to prove that the '045 patent is unenforceable for inequitable conduct. In June 2010, we, Senju and Kyorin filed a motion for a new trial or, alternatively, to amend judgment and findings regarding claim 7, which was dismissed without prejudice to renew and the U.S. District Court opened the record of the litigation so that additional evidence may be submitted. In April and May 2011, evidentiary hearings were held. In December 2011, the U.S. District Court entered judgment in favor of Apotex and ruled that claim 7 of the '045 patent was invalid. In January 2012, we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
In August 2010, we filed a statement of claim entitled “Allergan, et al. & Kyorin Pharmaceutical Co., LTD v. Apotex Inc., et al.” in the Federal Court of Canada at Ottawa, Ontario, Canada. The statement of claim alleges that Apotex's product infringes Canadian Patent No. 1,340,316 covering Zymar®. In September 2010, Apotex filed a motion to strike the statement of claim, which was dismissed. In November 2010, Apotex filed a notice of appeal regarding the dismissed motion to strike, which itself was dismissed.
In April 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Lupin Limited, or Lupin, indicating that Lupin had filed an ANDA with the FDA seeking approval of a generic form of Zymar® gatifloxacin 0.3% ophthalmic solution. In the certification, Lupin contends that the '283 and '045 patents, listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Lupin product. In May 2011, we, Senju and Kyorin filed a complaint against Lupin and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware alleging that Lupin's proposed product infringes the '283 and '045 patents. In May 2011, we, Senju and Kyorin filed an amended complaint, to which Lupin filed an answer and counterclaims. In August 2011, we, Senju and Kyorin filed an answer to Lupin's counterclaims. In August 2011, the court consolidated the Lupin Zymar® and Lupin Zymaxid® cases and set a bench trial for January 14, 2013. In November 2011, we, Senju and Kyorin filed a second amended complaint, to which Lupin filed an answer and counterclaims.
In September 2011, we filed a notice of subsequent event regarding receipt of a notice from the U.S. Patent and Trademark Office, or USPTO, regarding its intent to issue a reexamination certificate for the '045 patent. In October 2011, the USPTO issued a reexamination certificate for the '045 patent. In November 2011, we, Senju and Kyorin filed a complaint against Apotex in the U.S. District Court for the District of Delaware alleging that Apotex's product infringes the '045 patent pursuant to the USPTO's reexamination certificate. In January 2012, Apotex filed a motion to dismiss the complaint.
In September 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Hi-Tech Pharmacal Co., Inc., or Hi-Tech, indicating that Hi-Tech had filed an ANDA with the FDA seeking approval of a generic form of Zymar® gatifloxacin 0.3% ophthalmic solution. In the certification, Hi-Tech contends that the '283 and '045 patents, both of which are licensed to us and are listed in the Orange Book under Zymar®, are invalid and/or not infringed by the proposed Hi-Tech product. In October 2011, we, Senju and Kyorin filed a complaint against Hi-Tech in the U.S. District Court for the District of Delaware alleging that Hi-Tech's proposed product infringes the '283 and '045 patents. In November 2011, we, Senju and Kyorin filed an amended complaint, to which Hi-Tech filed an answer.
Combigan® Patent Litigation
In February 2009 and April 2009, we received paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz, Inc., or Sandoz, and Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®, a brimonidine tartrate 0.2%, timolol 0.5% ophthalmic solution. In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent Nos. 7,030,149 and 7,320,976, listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Sandoz or Hi-Tech products. We filed complaints against Sandoz and Hi-Tech in the U.S. District Court for the Eastern District of Texas in April 2009 and June 2009, respectively, alleging, in each case, that the defendant's proposed product infringes U.S. Patent Nos. 7,030,149 and 7,320,976. In October 2009, the Hi-Tech and Sandoz actions were consolidated.
In September 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from

Alcon Research, Ltd., or Alcon, indicating that Alcon had filed an ANDA seeking approval of a generic version of Combigan®. In the certification, Alcon contends that U.S. Patent Nos. 7,030,149, 7,320,976 and 7,323,463, listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Alcon product. In November 2009, we filed a complaint against Alcon in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging that Alcon's proposed product infringes U.S. Patent Nos. 7,030,149, 7,320,976 and 7,323,463.
In October 2009 and November 2009, we received amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz and Hi-Tech, respectively, indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®. In their separate certifications, Sandoz and Hi-Tech each contend that U.S. Patent No. 7,323,463, listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Sandoz or Hi-Tech product, respectively. In November 2009, we filed an amended complaint against Sandoz and Hi-Tech for patent infringement to assert U.S. Patent No. 7,323,463, to which Sandoz and Hi-Tech filed answers and counterclaims. We filed an answer to Sandoz's counterclaims in December 2009 and Hi-Tech's counterclaims in January 2010. In January 2010, the Hi-Tech, Sandoz and Alcon actions were consolidated.
In February 2010, we received amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certifications from Sandoz and Hi-Tech indicating that Sandoz and Hi-Tech had filed ANDAs seeking approval of generic forms of Combigan®. In their separate certifications, Sandoz and Hi-Tech contend that U.S. Patent No. 7,642,258, listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Sandoz and Hi-Tech products. In March 2010, we filed a second amended complaint against Sandoz and Hi-Tech for patent infringement to assert U.S. Patent No. 7,642,258, to which Sandoz and Hi-Tech filed an answer and counterclaims. In April 2010, we filed answers to Hi-Tech and Sandoz's counterclaims. In April 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Alcon indicating that Alcon had filed an ANDA seeking approval of a generic form of Combigan®. In their certification, Alcon contends that U.S. Patent No. 7,642,258, listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Alcon product. In April 2010, we filed a first amended complaint against Alcon for patent infringement to assert U.S. Patent No. 7,642,258, to which Alcon filed an answer and counterclaims. In June 2010, we filed an answer to Alcon's counterclaims.
In May 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex Corp. and Apotex indicating that Apotex had filed an ANDA seeking approval of a generic version of Combigan®. In the certification, Apotex contends that U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258 listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Apotex product. In June 2010, we filed a complaint against Apotex in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging that Apotex's proposed product infringes U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258. In June 2010, we filed an amended complaint, to which Apotex filed an answer and counterclaims. In August 2010, we filed an answer to Apotex's counterclaims. In September 2010, the Hi-Tech, Sandoz, Alcon and Apotex actions were consolidated.
In July 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson Laboratories, Inc., Watson Pharma, Inc. and Watson Pharmaceuticals, Inc., or Watson, indicating that Watson had filed an ANDA seeking approval of a generic version of Combigan®. In the certification, Watson contends that U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258, listed in the Orange Book under Combigan®, are invalid and/or not infringed by the proposed Watson product. In September 2010, we filed a complaint against Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging that Watson's proposed product infringes U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258. In October 2010, Watson filed an unopposed motion to dismiss without prejudice Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., which was granted. In October 2010, Watson Laboratories, Inc. filed an answer to the complaint and counterclaims, to which we filed an answer. In March 2011, the Hi-Tech, Sandoz, Alcon, Apotex and Watson actions were consolidated. In April 2011, the U.S. District Court issued its Markman ruling. In May 2011, we entered into a settlement and license agreement with Hi-Tech. In June 2011, the U.S. District Court entered an order granting a stipulation of dismissal with prejudice as to Hi-Tech. In July 2011, the defendants filed a motion for partial summary judgment, which was granted. In August 2011, the U.S. District Court held a bench trial and issued its opinion holding that U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258 are not invalid, are enforceable and infringed by defendants' proposed products, and entered a final judgment and injunction in our favor and against all defendants and granted defendants' motion for partial summary judgment. In September 2011, defendants filed notices of appeal and we filed a notice of cross-appeal. In December 2011, defendants filed their opening brief and a motion to dismiss our cross-appeal in the U.S. Court of Appeals for the Federal Circuit.
In December 2009, we received a Notice of Allegation letter from Sandoz Canada Inc., or Sandoz Canada, indicating that Sandoz Canada had filed an Abbreviated New Drug Submission, or ANDS, under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan® (DIN 02248347). In the letter, Sandoz Canada contends that Canadian Patent Nos. 2,173,974, 2,225,626 and 2,440,764 are invalid and/or not infringed by the proposed Sandoz Canada product. In February 2010, we filed a notice of application in the Canadian Federal Court alleging that Sandoz Canada's proposed product infringes Canadian Patent Nos. 2,225,626 and 2,440,764. In February

2010, we received a Notice of Allegation letter from Sandoz Canada indicating that Sandoz Canada had filed an ANDS under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan®. In the letter, Sandoz Canada contends that Canadian Patent No. 2,357,014 is invalid and/or not infringed by the proposed Sandoz Canada product. In March 2010, we filed a notice of application in the Canadian Federal Court alleging that Sandoz Canada's proposed product infringes Canadian Patent No. 2,357,014. In May 2010, Sandoz Canada filed two motions to strike the application regarding Canadian Patent No. 2,225,626, one of which was denied. In August 2010, we entered into an agreement to discontinue our notice of application relating to Canadian Patent No. 2,357,014 in exchange for Sandoz Canada's withdrawing its pending motion to strike the application regarding Canadian Patent No. 2,225,626. In October 2011, the Canadian Federal Court held a bench trial and in November 2011, ruled that our application was granted with respect to Canadian Patent No. 2,440,764 and that Sandoz's proposed product infringes Canadian Patent No. 2,440,764.
In August 2010, we received a Notice of Allegation letter from Apotex Canada Inc., or Apotex Canada, indicating that Apotex Canada had filed an ANDS under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Combigan® (DIN 02248347). In the letter, Apotex Canada contends that Canadian Patent Nos. 2,173,974, 2,225,626, 2,357,014 and 2,440,764 are invalid and/or not infringed by the proposed Apotex Canada product. In September 2010, we filed a notice of application in the Canadian Federal Court alleging that Apotex Canada's proposed product infringes Canadian Patent Nos. 2,225,626, 2,357,014 and 2,440,764. In January 2012, the Canadian Federal Court set the trial for May 22, 2012.
Sanctura XR® Patent Litigation
In June 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson, through its subsidiary Watson Laboratories, Inc. - Florida, indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In the certification, Watson contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Watson product. In July 2009, we, Endo Pharmaceuticals Solutions, Inc., or Endo, and Supernus Pharmaceuticals, Inc., or Supernus, filed a complaint against Watson, Watson Laboratories, Inc. - Florida, and Watson Pharma, Inc. in the U.S. District Court for the District of Delaware alleging that Watson's proposed product infringes U.S. Patent No. 7,410,978, to which Watson filed an answer and counterclaims. In September 2009, we filed an answer to Watson's counterclaims. In July 2010, Watson filed an amended and supplemental answer and counterclaims to our complaint, to which we filed an answer. In August 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®. In their certification, Watson contends that U.S. Patent Nos. 7,759,359 and 7,763,635, listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Watson product. In September 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson indicating that Watson had filed an ANDA seeking approval of a generic form of Sanctura XR®. In their certification, Watson contends that U.S. Patent Nos. 7,781,448 and 7,781,449, listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Watson product.
In November 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz indicating that Sandoz had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In the certification, Sandoz contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Sandoz product. In November 2009, we, Endo and Supernus filed a complaint against Sandoz in the U.S. District Court for the District of Delaware alleging that Sandoz's proposed product infringes U.S. Patent No. 7,410,978, to which Sandoz filed an answer and counterclaims. In February 2010, we filed an answer to Sandoz's counterclaims. In March 2010, the Watson and Sandoz actions were consolidated.
In April 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Paddock Laboratories, Inc., or Paddock, indicating that Paddock had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In the certification, Paddock contends that U.S. Patent No. 7,410,978, listed in the Orange Book under Sanctura XR®, is invalid and/or not infringed by the proposed Paddock product. In June 2010, we, Endo and Supernus filed a complaint against Paddock in the U.S. District Court for the District of Delaware alleging that Paddock's proposed product infringes U.S. Patent No. 7,410,978, to which Paddock filed an answer and counterclaims. In August 2010, we filed an answer to Paddock's counterclaims. In August 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Paddock indicating that Paddock had filed an ANDA seeking approval of a generic form of Sanctura XR®. In their certification, Paddock contends that U.S. Patent Nos. 7,759,359 and 7,763,635, listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Paddock product. In September 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Paddock indicating that Paddock had filed an ANDA seeking approval of a generic form of Sanctura XR®. In their certification, Paddock contends that U.S. Patent Nos. 7,781,448 and 7,781,449 listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Paddock product. In September 2010, the Watson, Sandoz and Paddock actions were consolidated.

In October 2010, we, Endo and Supernus filed complaints against Watson and Paddock, respectively, in the U.S. District Court for the District of Delaware alleging that Watson's and Paddock's proposed products infringe U.S. Patent Nos. 7,781,448 and 7,781,449, to which Watson and Paddock each filed an answer and counterclaims. In December 2010, we, Endo and Supernus filed answers to Watson's and Paddock's respective counterclaims with respect to U.S. Patent Nos. 7,410,978, 7,781,448 and 7,781,449, and brought infringement claims regarding U.S. Patent No. 7,759,359. In March 2011, Watson filed an answer to our complaint and counterclaims regarding U.S. Patent Nos. 7,781,448 and 7,781,449, to which we filed an amended answer.
In November 2010, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz indicating that Sandoz had filed an ANDA seeking approval of a generic form of Sanctura XR®, trospium 60 mg. chloride extended release capsules. In their certification, Sandoz contends that U.S. Patent Nos. 7,759,359, 7,763,635, 7,781,448 and 7,781,449, listed in the Orange Book under Sanctura XR®, are invalid and/or not infringed by the proposed Sandoz product. In January 2011, we, Endo and Supernus filed a complaint against Sandoz in the United States District Court for the District of Delaware alleging that Sandoz's proposed product infringes U.S. Patent Nos. 7,759,359, 7,763,635, 7,781,448 and 7,781,449, to which Sandoz filed an answer and counterclaims. In February 2011, this action was consolidated with the Watson, Sandoz, and Paddock actions. In May 2011, the U.S. District Court held a bench trial and took the matter under submission.
Latisse® Patent Litigation
In July 2010, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed an ANDA seeking approval of a generic form of Latisse®, a bimatoprost 0.3% ophthalmic solution. In the certification, Apotex contends that U.S. Patent Nos. 7,351,404 and 7,388,029, listed in the Orange Book under Latisse®, are invalid and/or not infringed by the proposed Apotex product. In September 2010, we and Duke University filed a complaint against Apotex in the U.S. District Court for the Middle District of North Carolina alleging that Apotex's proposed product infringes U.S. Patent Nos. 7,351,404, 7,388,029 and 6,403,649, to which Apotex filed an answer and counterclaims. In January 2011, we filed an answer to Apotex's counterclaims.
In March 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz indicating that Sandoz had filed an ANDA seeking approval of a generic form of Latisse®, a bimatoprost 0.3% ophthalmic solution. In the certification, Sandoz contends that U.S. Patent Nos. 7,351,404 and 7,388,029, listed in the Orange Book under Latisse®, are invalid and/or not infringed by the proposed Sandoz product. In April 2011, we and Duke University filed a complaint against Sandoz in the U.S. District Court for the Middle District of North Carolina alleging that Sandoz's proposed product infringes U.S. Patent Nos. 7,351,404, 7,388,029 and 6,403,649, to which Sandoz filed an answer and counterclaims. In June 2011, we filed an answer to Sandoz's counterclaims.
In May 2011, the U.S. District Court scheduled the trial in the Apotex and Sandoz actions for October 1, 2012. In September 2011, the Apotex and Sandoz actions were consolidated. In October 2011, we stipulated to the dismissal without prejudice of our claims regarding U.S. Patent No. 6,403,649 against Apotex and Sandoz.
In July 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Hi-Tech indicating that Hi-Tech had filed an ANDA seeking approval of a generic form of Latisse®, a bimatoprost 0.3% ophthalmic solution. In the certification, Hi-Tech contends that U.S. Patent Nos. 7,388,029 and 7,351,404, listed in the Orange Book under Latisse®, are invalid and/or not infringed by the proposed Hi-Tech product. In August 2011, we and Duke University filed a complaint against Hi-Tech in the U.S. District Court for the Middle District of North Carolina alleging that Hi-Tech's proposed product infringes U.S. Patent Nos. 7,351,404, 7,388,029 and 6,403,649, to which Hi-Tech filed an answer and counterclaims. In October 2011, we and Duke University filed an answer to Hi-Tech's counterclaims. In January 2012, we received an amended paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Hi-Tech indicating that Hi-Tech had filed an ANDA seeking approval of a generic form of Latisse®, a bimatoprost 0.3% ophthalmic solution. In the certification, Hi-Tech contends that U.S. Patent No. 8,038,988, listed in the Orange Book under Latisse®, is invalid and/or not infringed by the proposed Hi-Tech product. In February 2012, we stipulated to the dismissal without prejudice of our claims regarding U.S. Patent No. 6,403,649 against Hi-Tech and moved to amend our complaint to add claims regarding U.S. Patent No. 8,038,988.
Lumigan® Patent Litigation
In March 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Barr Laboratories, Inc., or Barr, indicating that Barr had filed an ANDA seeking approval of a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In the certification, Barr contends that U.S. Patent Nos. 5,688,819 and 6,403,649, listed in the Orange Book under Lumigan®, are invalid and/or not infringed by the proposed Barr product. In May 2009, we filed a complaint against Barr in the U.S. District Court for the District of Delaware alleging that Barr's proposed product infringes U.S. Patent Nos. 5,688,819 and 6,403,649, to which Barr filed an answer.
In December 2009, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from

Sandoz, indicating that Sandoz had filed an ANDA seeking approval of a generic form of Lumigan®, a bimatoprost 0.3% ophthalmic solution. In the certification, Sandoz contends that U.S. Patent Nos. 5,688,819 and 6,403,649, listed in the Orange Book under Lumigan®, are invalid and/or not infringed by the proposed Sandoz product. In January 2010, we filed a complaint against Sandoz in the U.S. District Court for the District of Delaware alleging that Sandoz's proposed product infringes U.S. Patent Nos. 5,688,819 and 6,403,649, to which Sandoz filed an answer and counterclaim. In March 2010, we filed an answer to Sandoz's counterclaim. In April 2010, the U.S. District Court consolidated the Barr and Sandoz actions and scheduled a trial date for February 1, 2011.
In July 2010, we filed an amended complaint against Teva Pharmaceuticals USA, Inc., or Teva, and Teva Pharmaceutical Industries Ltd. upon belief that Barr is a wholly-owned subsidiary of Teva, to which Teva filed an answer and affirmative defenses. In January and February 2011, the U.S. District Court held a bench trial and in September 2011, issued its opinion holding that U.S. Patent Nos. 5,688,819 and 6,403,649 are not invalid, and are enforceable and infringed by defendants' proposed products and entered a final judgment and injunction in our favor and against all defendants. In October 2011, defendants filed notices of appeal. In February 2012, defendants filed their opening brief in the U.S. Court of Appeals for the Federal Circuit.
Lumigan® 0.01% Patent Litigation
In July 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Sandoz indicating that Sandoz had filed an ANDA with the FDA seeking approval of a generic form of Lumigan® 0.01% bimatoprost ophthalmic solution. In the certification, Sandoz contends that U.S. Patent Nos. 5,688, 819 and 7,851,504, listed in the Orange Book under Lumigan® 0.01%, are invalid and/or not infringed by the proposed Sandoz product. In August 2011, we filed a complaint against Sandoz in the U.S. District Court for the Eastern District of Texas alleging that Sandoz's proposed product infringes U.S. Patent Nos. 5,688,819 and 7,851,504, to which Sandoz filed an answer and counterclaims. In October 2011, we filed an answer to Sandoz's counterclaims.
In October 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Lupin indicating that Lupin had filed an ANDA with the FDA seeking approval of a generic form of Lumigan® 0.01% bimatoprost ophthalmic solution. In the certification, Lupin contends that U.S. Patent No. 7,851,504, which is listed in the Orange Book under Lumigan® 0.01%, is invalid and/or not infringed by the proposed Lupin product. In November 2011, we filed a complaint against Lupin in the U.S. District Court for the Eastern District of Texas alleging that Lupin's proposed product infringes U.S. Patent No. 7,851,504, to which Lupin filed an answer and counterclaims. In January 2012, the Sandoz and Lupin actions were consolidated and we filed an answer to Lupin's counterclaims.
In January 2012, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Hi-Tech indicating that Hi-Tech had filed an ANDA with the FDA seeking approval of a generic form of Lumigan® 0.01% bimatoprost ophthalmic solution. In the certification, Hi-Tech contends that U.S. Patent No. 7,851,504, which is listed in the Orange Book under Lumigan® 0.01%, is invalid and/or not infringed by the proposed Hi-Tech product. In January 2012, we filed a complaint against Hi-Tech in the U.S. District Court for the Eastern District of Texas alleging that Hi-Tech's proposed product infringes U.S. Patent No. 7,851,504.
Zymaxid® Patent Litigation
In February 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Lupin, indicating that Lupin had filed an ANDA with the FDA seeking approval of a generic form of Zymaxid® gatifloxacin 0.05% ophthalmic solution. In the certification, Lupin contends that the '283 and '045 patents, listed in the Orange Book under Zymaxid®, are invalid and/or not infringed by the proposed Lupin product. In March 2011, we, Senju and Kyorin filed a complaint captioned “Senju Pharmaceutical Co., Ltd., Kyorin Pharmaceutical Co., Ltd., and Allergan, Inc. v. Lupin Limited and Lupin Pharmaceuticals, Inc.” in the U.S. District Court for the District of Delaware alleging that Lupin's proposed product infringes the '283 and '045 patents. In May 2011, we, Senju and Kyorin filed an amended complaint, to which Lupin filed an answer and counterclaims. In June 2011, we, Senju and Kyorin filed an answer to Lupin's counterclaims. In August 2011, the U.S. District Court consolidated the Lupin Zymar® and Lupin Zymaxid® cases and set a bench trial for January 14, 2013. In November 2011, we, Senju and Kyorin filed a second amended complaint, to which Lupin filed an answer and counterclaims.
In August 2011, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Hi-Tech indicating that Hi-Tech had filed an ANDA with the FDA seeking approval of a generic form of Zymaxid® gatifloxacin 0.5% ophthalmic solution. In the certification, Hi-Tech contends that the '283 and '045 patents, both of which are licensed to us and are listed in the Orange Book under Zymaxid®, are invalid and/or not infringed by the proposed Hi-Tech product. In October 2011, we filed a complaint against Hi-Tech in the U.S. District Court for the District of Delaware alleging that Hi-Tech's proposed product infringes the '283 and '045 patents. In November 2011, we, Senju and Kyorin filed an amended complaint, to which Hi-Tech filed an answer.

In September 2011, we filed a notice of subsequent event regarding receipt of a notice from the U.S. Patent and Trademark Office regarding its intent to issue a reexamination certificate for the '045 patent. In October 2011, the U.S. Patent and Trademark Office issued a reexamination certificate for the '045 patent.
In January 2012, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed an ANDA with the FDA seeking approval of a generic form of Zymaxid® gatifloxacin 0.5% ophthalmic solution. In the certification, Apotex contends that the '283 and '045 patents, both of which are licensed to us and are listed in the Orange Book under Zymaxid®, are invalid and/or not infringed by the proposed Apotex product. In February 2012, we filed a complaint against Apotex in the U.S. District Court for the District of Delaware alleging that Apotex's proposed product infringes the '283 and '045 patents.
Government Investigations
In September 2011, we received service of process of a Civil Investigative Demand from the Commonwealth of Massachusetts Office of the Attorney General, Medicaid Fraud Division. The Civil Investigative Demand requests production of documents and information relating to our Eye Care Business Advisor Group, Allergan Access and BSM Connect for Ophthalmology. In January 2012, the underlying qui tam complaint was partially unsealed to us.
In February 2011, we received service of a Civil Investigative Demand from the United States Attorney's Office for the Southern District of New York, Civil Frauds Unit. The Investigative Demand requests the production of documents and responses to written interrogatories relating to our best prices provided to Medicaid for certain of our ophthalmic products.
In December 2010, we received service of process of a Subpoena Duces Tecum from the State of New York, Office of the Medicaid Inspector General. The subpoena requests the production of documents relating to our Eye Care Business Advisor Group, Allergan Access, and BSM Connect for Ophthalmology. In January 2012, the underlying qui tam complaint was partially unsealed to us.
Stockholder Derivative Litigation
Louisiana Municipal Police Employees' Retirement System Action
In September 2010, Louisiana Municipal Police Employees' Retirement System, or LMPERS, filed a stockholder derivative complaint against our then-current Board of Directors, or Board, which includes David E.I. Pyott, Herbert W. Boyer, Ph.D., Gavin S. Herbert, Leonard D. Schaeffer, Michael R. Gallagher, Stephen J. Ryan, M.D., Russell T. Ray, Trevor M. Jones, Ph.D., Robert A. Ingram, Louis J. Lavigne, Jr., Deborah Dunsire, M.D. and Dawn Hudson, and Allergan, Inc. in the Court of Chancery of the State of Delaware alleging breaches of fiduciary duties relating to our alleged sales and marketing practices in connection with Botox® and seeks to shift the costs of the September 2010 settlement with the U.S. Department of Justice to the defendants. In October 2010, the plaintiff filed an amended complaint and we and the individual defendants filed motions to dismiss. In June 2011, the court ordered that U.F.C.W. Local 1776 & Participating Employers Pension Fund, or U.F.C.W., may intervene in this action. In July 2011, LMPERS and U.F.C.W. filed a second amended complaint. In July 2011, we filed a motion to dismiss the second amended complaint.
Himmel Action
In September 2010, Daniel Himmel filed a stockholder derivative complaint against our Board, Handel E. Evans, Ronald M. Cresswell, Louis T. Rosso, Karen R. Osar, Anthony H. Wild, and Allergan, Inc. in the U.S. District Court for the Central District of California alleging violations of federal securities laws, breaches of fiduciary duties, waste of corporate assets, and unjust enrichment and seeks, among other things, damages, corporate governance reforms, attorneys' fees and costs.
Rosenbloom Action
In September 2010, Willa Rosenbloom filed a stockholder derivative complaint against our Board and Allergan, Inc. in the U.S. District Court for the Central District of California alleging violations of federal securities law, breaches of fiduciary duties, and unjust enrichment and seeks, among other things, damages, corporate governance reforms, attorneys' fees and costs.
Pompano Beach Police & Firefighters' Retirement System Action
In September 2010, Pompano Beach Police & Firefighters' Retirement System and Western Washington Laborers-Employers Pension Trust filed a stockholder derivative complaint against our then-current Board and Allergan, Inc. in the U.S. District Court for the Central District of California alleging violations of federal securities laws, breaches of fiduciary duties, abuse of control, gross mismanagement, and corporate waste and seeks, among other things, damages, corporate governance reforms, attorneys' fees and costs. In September 2010, plaintiffs filed a motion for consolidation with the Himmel and Rosenbloom actions, which was granted. In November 2010, the plaintiffs filed their consolidated complaint. In December 2010, we and the individual defendants filed motions to dismiss the consolidated complaint, which were granted in April 2011 with leave to amend the consolidated complaint. In March 2011, we filed a motion for partial stay of the consolidated action in favor of the LMPERS action, which we later requested to withdraw and that request was granted in April 2011. In July 2011, the plaintiffs filed a first amended verified consolidated complaint. In August 2011, we and the individual defendants filed a motion to dismiss the first amended verified consolidated complaint. In January 2012, the U.S. District Court entered an order granting our and the individual defendants' motion to dismiss the first amended verified consolidated complaint and dismissed the consolidated action with prejudice. In January 2012, the plaintiffs filed a motion for reconsideration of the U.S. District Court's order granting our and the individual defendants' motion to dismiss, which was denied in February 2012.
New Jersey Building Laborers Pension Fund Action
In November 2011, New Jersey Building Laborers Pension Fund filed a stockholder derivative complaint against members of our Board, three current officers of Allergan, Inc., one former officer of Allergan, Inc., and Allergan, Inc. in the U.S. District Court for the District of Delaware alleging claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and wrongful acts and omissions under federal securities laws and seeks, among other things, an order voiding the stockholders' vote and Allergan, Inc.'s 2011 Incentive Award Plan, damages, attorneys' fees and costs. In February 2012, New Jersey Building Laborers Pension Fund dismissed its claims against the former officer of Allergan, Inc.
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

Item 4.     Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the quarterly price range of our common stock and the cash dividends declared per share of common stock during the periods listed.

	2011			2010
Calendar Quarter	Low	High	Div.	Low	High	Div.
First	$68.03	$76.00	$0.05	$55.25	$65.79	$0.05
Second	71.75	85.74	0.05	56.26	65.87	0.05
Third	69.40	85.92	0.05	57.45	67.53	0.05
Fourth	77.71	89.25	0.05	64.95	74.94	0.05

Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.”

The approximate number of stockholders of record of our common stock was 4,933 as of February 17, 2012.

On January 31, 2012, our Board of Directors declared a cash dividend of $0.05 per share, payable March 16, 2012 to stockholders of record on February 24, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Issuer Purchases of Equity Securities

The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2011 to October 31, 2011	291,600	$84.10	291,600	15,920,153
November 1, 2011 to November 30, 2011	422,179	82.73	422,179	15,711,520
December 1, 2011 to December 31, 2011	336,221	83.83	336,221	16,145,065
Total	1,050,000	$83.46	1,050,000	N/A
 ——————————

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2011, we held approximately 2.3 million treasury shares under this program. Effective January 1, 2012, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 6.0 million shares to be repurchased through June 30, 2012, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Summary of Operations
Product net sales	$5,347.1	$4,819.6	$4,447.6	$4,339.7	$3,879.0
Other revenues	72.0	99.8	56.0	63.7	59.9
Total revenues	5,419.1	4,919.4	4,503.6	4,403.4	3,938.9
Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	748.7	722.0	750.9	761.2	673.2
Selling, general and administrative	2,246.6	2,017.6	1,921.5	1,856.1	1,680.2
Research and development	902.8	804.6	706.0	797.9	718.1
Amortization of acquired intangible assets	127.6	138.0	146.3	150.9	121.3
Legal settlement	—	609.2	—	—	—
Impairment of intangible assets and related costs	23.7	369.1	—	—	—
Restructuring charges	4.6	0.3	50.9	41.3	26.8
Operating income	1,365.1	258.6	928.0	796.0	719.3
Non-operating expense	(65.4)	(87.8)	(79.5)	(33.8)	(54.9)
Earnings from continuing operations before income taxes	1,299.7	170.8	848.5	762.2	664.4
Earnings from continuing operations	938.1	4.9	623.8	564.7	487.0
Loss from discontinued operations	—	—	—	—	(1.7)
Net earnings attributable to noncontrolling interest	3.6	4.3	2.5	1.6	0.5
Net earnings attributable to Allergan, Inc.	$934.5	$0.6	$621.3	$563.1	$484.8

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$3.07	$0.00	$2.05	$1.85	$1.59
Discontinued operations	—	—	—	—	—
Diluted earnings (loss) per share attributable to Allergan, Inc. stockholders:
Continuing operations	$3.01	$0.00	$2.03	$1.84	$1.58
Discontinued operations	—	—	—	—	(0.01)

Cash dividends per share	$0.20	$0.20	$0.20	$0.20	$0.20

Financial Position
Current assets	$4,048.3	$3,993.7	$3,106.3	$2,270.6	$2,124.2
Working capital	3,093.3	2,465.3	2,294.7	1,573.6	1,408.5
Total assets	8,508.6	8,308.1	7,536.6	6,791.8	6,578.8
Long-term debt, excluding current portion	1,515.4	1,534.2	1,491.3	1,570.5	1,499.4
Total stockholders’ equity	5,309.6	4,757.7	4,822.8	4,050.7	3,794.5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents our operating results for each of the three years in the period ended December 31, 2011, and our financial condition at December 31, 2011. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

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

We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $4.5 million and $4.4 million at December 31, 2011 and 2010, respectively. Provisions for cash discounts deducted from consolidated sales in 2011, 2010 and 2009 were $62.5 million, $55.2 million and $50.4 million, respectively.

We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at December 31, 2011 and 2010 were $68.5 million and $52.3 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. See Note 4, “Composition of Certain Financial Statement Captions” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.” Provisions for sales returns deducted from consolidated sales were $407.4 million, $389.3 million and $360.6 million in 2011, 2010 and 2009, respectively. The increases in the amount of allowances for sales returns at December 31, 2011 compared to December 31, 2010 and the provisions for sales returns in 2011 compared to 2010 are primarily due to increased sales returns related to breast implant products, principally due to increased product sales volume, and an increase in estimated product sales return rates for our skin care products. The increase in the provisions for sales returns in 2010 compared to 2009 is primarily due to increased sales returns related to breast implant products, principally due to increased product sales volume, and the genericization in the United States of certain eye care pharmaceutical products. Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the U.S. Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®,

Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $249.1 million and $186.5 million at December 31, 2011 and 2010, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $760.0 million, $565.3 million and $473.8 million in 2011, 2010 and 2009, respectively. The increases in the amounts accrued at December 31, 2011 compared to December 31, 2010 and the provisions for sales rebates and other incentive programs in 2011 compared to 2010 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, urology, skin care and facial aesthetics products, an increase in the number of incentive programs offered, additional contractual discounts to federal government agencies related to the recently enacted health care reform legislation and increased overall product sales volume. The increase in the provisions for sales rebates and other incentive programs in 2010 compared to 2009 is primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, skin care and facial aesthetics products, an increase in the number of incentive programs offered, additional contractual discounts to federal government agencies related to the recently enacted health care reform legislation and increased overall product sales volume. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2011 and 2010, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.

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

Contingent Consideration

Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestones and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was

$214.6 million and $44.5 million at December 31, 2011 and 2010, respectively, and was included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets. The increase in the amount of contingent consideration liabilities at December 31, 2011 compared to December 31, 2010 is primarily due to the acquisitions of Vicept Therapeutics, Inc., or Vicept, and Precision Light, Inc., or Precision Light, in the third quarter of 2011.

Pensions

We sponsor various pension plans in the United States and abroad in accordance with local laws and regulations. Our U.S. pension plans account for a large majority of our aggregate pension plans' net periodic benefit costs and projected benefit obligations. In connection with these plans, we use certain actuarial assumptions to determine the plans' net periodic benefit costs and projected benefit obligations, the most significant of which are the expected long-term rate of return on assets and the discount rate.
Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 7.25% for 2011 and 8.25% for 2010 and 2009, respectively. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 5.70%, 5.85% and 6.03% for 2011, 2010 and 2009, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan's investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2012 pre-tax pension benefit cost by approximately $1.8 million.

The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2011 were 4.63% and 5.14%, respectively, and at December 31, 2010 were 5.51% and 5.57%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2011 were 5.51% and 5.57%, respectively, for 2010, 6.04% and 6.16%, respectively, and for 2009, 6.19% and 5.71%, respectively. We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans' measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S. and non-U.S. pension plans would increase our expected 2012 pre-tax pension benefit costs by approximately $4.6 million and increase our pension plans' projected benefit obligations at December 31, 2011 by approximately $42.8 million.

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

Product Liability Self-Insurance

Consistent with market practice in our industry, we recently elected to largely self-insure for future product liability losses related to Botox® and Botox® Cosmetic for injuries alleged to have occurred on or after June 1, 2011. We are also self-insured for product liability losses related to our breast implant products. Future product liability losses associated with Botox®, Botox® Cosmetic and our breast implant products are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage.

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

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $14.9 million and $4.3 million at December 31, 2011 and 2010, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2011, we had approximately $2,505.1 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these earnings were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.

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

Impairment Evaluations for Goodwill and Purchased Intangible Assets

We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist. We have identified two reporting units, specialty pharmaceuticals and medical devices, and perform our annual evaluation as of October 1 each year.

During our October 2011 annual goodwill impairment assessment, we adopted the provisions of the accounting standards update issued in September 2011, which gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We performed the qualitative assessment for our specialty pharmaceuticals reporting unit. For our medical devices reporting unit, we evaluated goodwill for impairment by comparing its carrying value to its estimated fair value. We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value.
Upon completion of the October 2011 annual impairment assessment, we determined that no impairment was indicated. As of December 31, 2011, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis.
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
In the third quarter of 2010, we concluded that the intangible assets and a related prepaid royalty asset associated with the Sanctura® franchise, or the Sanctura® Assets, which we acquired in connection with our 2007 acquisition of Esprit Pharma Holding Company, Inc., or Esprit, and certain subsequent licensing and commercialization transactions, had become impaired. We determined that an impairment charge was required with respect to the Sanctura® Assets because the estimated undiscounted future cash flows over their remaining useful life were not sufficient to recover the current carrying amount of the Sanctura® Assets and the carrying amount exceeded the estimated fair value of those assets due to a reduction in expected future financial performance for the Sanctura® franchise resulting from lower than anticipated acceptance by patients, physicians and payors. As a result, in the third quarter of 2010, we recorded an aggregate charge of $369.1 million related to the impairment of the Sanctura® Assets and related costs, which includes a charge of $343.2 million for the impairment of the Sanctura® intangible assets. In the second quarter of 2011, we recorded additional related costs of $3.3 million.
We did not record any impairment charges in 2009.

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

Operations

Headquartered in Irvine, California, we are a multi-specialty health care company focused on developing and commercializing innovative pharmaceuticals, biologics, medical devices and over-the-counter products that enable people to live life to its full potential - to see more clearly, move more freely and express themselves more fully. We discover, develop and commercialize a diverse range of products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world.
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. At December 31, 2011, we employed approximately 10,000 persons around the world. Our principal markets are the United States, Europe, Latin America and Asia Pacific.

Results of Operations

We operate our business on the basis of two reportable segments - specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for dry eye, glaucoma, inflammation, infection, allergy and retinal disease; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, eyelash growth and other prescription and over-the-counter skin care products; and urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery and tissue expanders; obesity intervention products; and facial aesthetics products. We provide global marketing strategy teams to coordinate the development and execution of a consistent marketing strategy for our products in all geographic regions that share similar distribution channels and customers.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2011	2010	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,520.2	$2,262.0	$258.2	$222.9	$35.3	11.4%	9.9%	1.5%
Botox®/Neuromodulator	1,594.9	1,419.4	175.5	148.2	27.3	12.4%	10.4%	2.0%
Skin Care	260.1	229.5	30.6	30.1	0.5	13.3%	13.1%	0.2%
Urologics	56.8	62.5	(5.7)	(5.7)	—	(9.1)%	(9.1)%	—%
Total Specialty Pharmaceuticals	4,432.0	3,973.4	458.6	395.5	63.1	11.5%	10.0%	1.5%
Medical Devices:
Breast Aesthetics	349.3	319.1	30.2	22.9	7.3	9.5%	7.2%	2.3%
Obesity Intervention	203.1	243.3	(40.2)	(44.1)	3.9	(16.5)%	(18.1)%	1.6%
Facial Aesthetics	362.7	283.8	78.9	70.6	8.3	27.8%	24.9%	2.9%
Total Medical Devices	915.1	846.2	68.9	49.4	19.5	8.1%	5.8%	2.3%

Total product net sales	$5,347.1	$4,819.6	$527.5	$444.9	$82.6	10.9%	9.2%	1.7%

Domestic product net sales	60.2%	62.6%
International product net sales	39.8%	37.4%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$419.4	$401.6	$17.8	$12.5	$5.3	4.4%	3.1%	1.3%
Lumigan® Franchise	612.7	526.7	86.0	73.0	13.0	16.3%	13.9%	2.4%
Restasis®	697.1	620.5	76.6	77.6	(1.0)	12.4%	12.5%	(0.1)%
Sanctura® Franchise	56.8	62.5	(5.7)	(5.7)	—	(9.1)%	(9.1)%	—%
Latisse®	93.6	81.8	11.8	11.3	0.5	14.4%	13.8%	0.6%

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2010	2009	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,262.0	$2,100.6	$161.4	$146.5	$14.9	7.7%	7.0%	0.7%
Botox®/Neuromodulator	1,419.4	1,309.6	109.8	93.0	16.8	8.4%	7.1%	1.3%
Skin Care	229.5	208.0	21.5	21.0	0.5	10.3%	10.1%	0.2%
Urologics	62.5	65.6	(3.1)	(3.1)	—	(4.7)%	(4.7)%	—%
Total Specialty Pharmaceuticals	3,973.4	3,683.8	289.6	257.4	32.2	7.9%	7.0%	0.9%
Medical Devices:
Breast Aesthetics	319.1	287.5	31.6	31.9	(0.3)	11.0%	11.1%	(0.1)%
Obesity Intervention	243.3	258.2	(14.9)	(18.2)	3.3	(5.8)%	(7.0)%	1.2%
Facial Aesthetics	283.8	218.1	65.7	62.2	3.5	30.1%	28.5%	1.6%
Total Medical Devices	846.2	763.8	82.4	75.9	6.5	10.8%	9.9%	0.9%

Total product net sales	$4,819.6	$4,447.6	$372.0	$333.3	$38.7	8.4%	7.5%	0.9%

Domestic product net sales	62.6%	65.4%
International product net sales	37.4%	34.6%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$401.6	$414.5	$(12.9)	$(15.6)	$2.7	(3.1)%	(3.8)%	0.7%
Lumigan® Franchise	526.7	456.5	70.2	71.3	(1.1)	15.4%	15.6%	(0.2)%
Restasis®	620.5	522.9	97.6	96.7	0.9	18.7%	18.5%	0.2%
Sanctura® Franchise	62.5	65.6	(3.1)	(3.1)	—	(4.7)%	(4.7)%	—%
Latisse®	81.8	73.7	8.1	7.6	0.5	11.0%	10.4%	0.6%
 ——————————

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.

Product Net Sales

Product net sales increased by $527.5 million in 2011 compared to 2010 due to an increase of $458.6 million in our specialty pharmaceuticals product net sales and an increase of $68.9 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care product lines, partially offset by a small decrease in product net sales of our urologics product line. The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line.

Several of our products, including Botox® Cosmetic, Latisse®, over-the-counter artificial tears, facial aesthetics and breast implant products, are purchased based on consumer choice and have limited reimbursement or are not reimbursable by government or other health care plans and are, therefore, partially or wholly paid for directly by the consumer. As such, the general economic environment and level of consumer spending have a significant effect on our sales of these products.
In May 2011, a generic version of our older-generation topical allergy medication Elestat® was launched in the United States and a generic version of Zymar®, our older-generation fluoroquinolone indicated for the treatment of bacterial conjunctivitis, may be launched in the United States in the near future. In June 2011, the U.S. patent for Tazorac®, indicated for psoriasis and acne, expired. The U.S. Food and Drug Administration, or FDA, has posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene, separately for both psoriasis and acne. Our interpretation is that this will require generic manufacturers to conduct a trial, at risk, for both indications.

In March 2010, the U.S. government enacted the Patient Protection and Affordable Care Act, as amended by the Health

Care and Education Affordability Reconciliation Act, or collectively, the PPACA, reforming the U.S. health care system. The PPACA includes provisions that have had, and we believe will continue to have, a significant negative impact on our product net sales, including an extension of Medicaid and Medicare benefits to new patient populations, an increase in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and a future increase in the initial coverage limit for Medicare participants. In 2011, the additional rebates related to the PPACA had a negative impact of approximately $56.7 million on our product net sales compared to a negative impact of $14.8 million in 2010. The PPACA also established an annual non-deductible fee on entities that sell branded prescription drugs or biologics to specified government programs in the United States. This fee had a negative impact on our selling, general and administrative expenses of $23.2 million in 2011. In addition, we believe incremental price reductions and rebate increases mandated by European governments also had a negative impact on our 2011 product net sales of approximately $40 million. In the aggregate, incremental costs of healthcare reform under the PPACA and the effect of European pricing pressures had a negative impact on our 2011 earnings on a pre-tax equivalent basis of approximately $130 million.

Eye care pharmaceuticals product net sales increased in 2011 compared to 2010 primarily due to an increase in net sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan® 0.01%, which was launched in the United States in the fourth quarter of 2010, an increase in international sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan®P 0.1%, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Zymaxid®, our next-generation anti-infective product in the fluoroquinolone category indicated for the treatment of bacterial conjunctivitis, an increase in new product sales of Lastacaft®, our topical allergy medication for the treatment and prevention of itching associated with allergic conjuntivitis, which we launched in the United States in January 2011, and an increase in sales of our artificial tears products Refresh® and Refresh® Optive™, partially offset by a decrease in sales of our glaucoma drugs Alphagan®, Alphagan® P 0.15% and Lumigan® 0.03%, our older-generation fluoroquinolone Zymar®, our older-generation topical allergy medication Elestat®, and our non-steroidal anti-inflammatory drug Acuvail®. Beginning in February 2011 we discontinued the U.S. sales of Zymar®. Although generic competition in the United States negatively affected our aggregate product net sales of eye care products, such impact was not material. Although we do not currently believe that our aggregate product net sales of eye care products will be materially impacted in 2012 by generic competition, we could experience a rapid and significant decline in net sales of certain eye care products if we are unable to successfully maintain or defend our patents. For a more complete discussion of the risks relating to generic competition and patent protection, see Item 1A of Part I of this report, “Risk Factors.”
We increased prices on certain eye care pharmaceutical products in the United States in 2011. Effective January 8, 2011, we increased the published U.S. list price for Restasis®, Alphagan® P 0.1%, Alphagan® P 0.15%, Combigan®, Zymar®, Zymaxid®, Acular®, Acular LS® and Acuvail® by four percent and Lumigan® 0.1% and Lumigan® 0.3% by eight percent. Effective July 9, 2011, we increased the published U.S. list price for Alphagan® P 0.1% and Combigan® by an additional four percent, Alphagan® P 0.15% by an additional eight percent, Acular® and Acular LS® by an additional five percent, Zymaxid® and Acuvail® by an additional fourteen percent and Lastacaft® by eight percent. Effective September 10, 2011, we increased the published U.S. list price for Lumigan® 0.1% and Lumigan® 0.3% by an additional six percent, and effective October 22, 2011, we increased the published U.S. list price for Restasis® by an additional five percent. These price increases had a positive net effect on our U.S. sales in 2011 compared to 2010, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.
Total sales of Botox® increased in 2011 compared to 2010 due to an increase in sales of Botox® for both cosmetic and therapeutic use in all of our principal geographic markets. Sales of Botox® for therapeutic use in the United States benefited from sales for the prophylactic treatment of headaches in adults with chronic migraine and the treatment of upper limb spasticity, indications which were approved by the FDA in 2010. In Europe, sales of Botox® for therapeutic use were negatively impacted in 2011 by government mandated price reductions, and sales of Botox® for cosmetic use, marketed as Vistabel®/Vistabex®, were negatively impacted in 2011 due to launches of competitive products in certain geographical markets. Based on internal information and assumptions, we estimate in 2011 that Botox® therapeutic sales accounted for approximately 51% of total consolidated Botox® sales and increased by approximately 12% compared to 2010. In 2011, Botox® Cosmetic sales accounted for approximately 49% of total consolidated Botox® sales and increased by approximately 12% compared to 2010. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 78% in the third quarter of 2011, the last quarter for which market data is available.
Skin care product net sales increased in 2011 compared to 2010 primarily due to an increase in sales of Aczone®, our topical dapsone treatment for acne vulgaris and an increase in sales of Latisse®, our treatment for inadequate or insufficient eyelashes, partially offset by a decrease in total sales of Tazorac®, Zorac® and Avage®, our topical tazarotene products. Effective January 8, 2011, we increased the published U.S. list price for Aczone® by approximately four percent, and Tazorac® and Avage®

by approximately fifteen percent. Effective June 11, 2011, we increased the published U.S. list price for Aczone® by approximately an additional five percent, and Tazorac® and Avage® by approximately an additional ten percent.
Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, or OAB, decreased in 2011 compared to 2010, primarily due to lower sales of Sanctura®, our twice-a-day anticholinergic for the treatment of OAB, which was negatively impacted by the launch of trospium chloride generics in September 2010, partially offset by a small increase in sales of Sanctura XR®, our second-generation, once-daily anticholinergic for the treatment of OAB. Effective January 8, 2011, we increased the published U.S. list price for Sanctura XR® by eight percent and Sanctura® by ten percent. In addition, effective June 11, 2011, we increased the published U.S. list price for Sanctura XR® by an additional seven percent.
We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceuticals products at an amount less than eight weeks of our net sales. At December 31, 2011, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in 2011 compared to 2010 due to increases in sales in all of our principal geographic markets. The increase in sales of breast aesthetics products in the United States was primarily due to higher unit volume, an increase in market share, the continued transition of the U.S. market to higher priced silicone gel products from lower priced saline products and new product sales of tissue expanders with suture tabs. The overall increase in sales of breast aesthetics products in our international markets was primarily due to higher unit volume.
Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in 2011 compared to 2010 primarily due to a decrease in sales in the United States, Australia and Spain, partially offset by an increase in sales in Latin America. We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted by general economic conditions given the substantial patient co-pays associated with these products, government spending restrictions and access restrictions imposed by insurance plans. In addition, net sales of our obesity intervention products continued to be negatively impacted by a general increase in the market share of other competitive surgical obesity procedures, especially in the United States.
Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in 2011 compared to 2010 primarily due to a significant increase in sales in the United States and all of our other principal geographic markets. We believe the increase in sales of facial aesthetic products was primarily due to an increase in sales of Juvéderm® XC with lidocaine in the United States, recent launches of Juvéderm® with lidocaine and Juvéderm® Voluma™ in many of our international markets and a global expansion of the dermal filler market, partially offset by a decline in sales of older generation collagen-based dermal fillers, which we discontinued selling in early 2011.
Foreign currency changes increased product net sales by $82.6 million in 2011 compared to 2010, primarily due to the strengthening of the euro, Australian dollar, Brazilian real, Canadian dollar and U.K. pound compared to the U.S. dollar.
U.S. product net sales as a percentage of total product net sales decreased by 2.4 percentage points to 60.2% in 2011 compared to U.S. sales of 62.6% in 2010, due primarily to higher sales growth in our international markets compared to the U.S. market for our eye care pharmaceuticals, breast aesthetics and facial aesthetics product lines, and a greater percentage decline in sales in the U.S. market compared to our total international markets for our obesity intervention product line, partially offset by an increase in sales of skin care products, which are highly concentrated in the United States. Additionally, international sales benefited from a positive translation impact due to a general strengthening of foreign currencies compared to the U.S. dollar in markets where we sold products in 2011 compared to 2010.
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
Eye care pharmaceuticals product net sales increased in 2010 compared to 2009 primarily due to an increase in net sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan® 0.03%, an increase in international sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in new product sales of Lumigan® 0.01%, which was launched in the United States in the fourth quarter of 2010, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan®P 0.1%, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in new product sales of Zymaxid®, our next-generation anti-infective product in the fluoroquinolone category indicated for the treatment of bacterial conjunctivitis, which was launched in the second quarter of 2010, an increase in sales of Acuvail®, our next-generation preservative-free, non-steroidal anti-inflammatory, which was launched in the third quarter of 2009, and an increase in sales of our artificial tears products Refresh® and Refresh® Optive™, partially offset by a decrease in sales of our glaucoma drugs Alphagan® and Alphagan® P 0.15%, our older-generation fluoroquinolone Zymar® and our non-steroidal anti-inflammatory drugs Acular® and Acular LS®.
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

Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, decreased in 2010 compared to 2009, primarily due to lower sales of Sanctura®, our twice-a-day anticholinergic for the treatment of OAB, which was negatively impacted by the launch of trospium chloride generics at the beginning of September 2010, partially offset by a small increase in sales of Sanctura XR®, our second-generation, once-daily anticholinergic for the treatment of OAB. In the third quarter of 2009, we entered into a co-promotion agreement with Quintiles Transnational Corp., or Quintiles, under which Quintiles began to promote Sanctura XR® to general practitioners in the United States. In the third quarter of 2010, we terminated the co-promotion agreement with Quintiles due to lower than anticipated sales of Sanctura XR® in the general practitioner market. We continue to focus our internal sales efforts on Sanctura XR® in the urology specialty market. Effective January 9, 2010, we increased the published U.S. list price for Sanctura® by approximately nine percent. Effective February 20, 2010, we increased the published U.S. list price for Sanctura XR® by six percent. Effective July 10, 2010, we increased the published U.S. list price of Sanctura XR® by an additional three percent and Sanctura® by an additional ten percent.

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

Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in 2010 compared to 2009 primarily due to a decrease in sales in the United States, partially offset by increases in sales in most markets in Europe, Latin America and Canada. We believe sales of obesity intervention products in the United States and other principal geographic markets were negatively impacted in 2010 by general economic conditions given the substantial patient co-pays associated with these products and government spending restrictions.

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

Other Revenues
Other revenues decreased $27.8 million to $72.0 million in 2011 compared to $99.8 million in 2010, primarily due to the prior year impact of an upfront net licensing fee of $36.0 million that we recognized in the first quarter of 2010 related to an agreement with Bristol-Myers Squibb Company, or Bristol-Myers Squibb, for the exclusive worldwide rights to develop, manufacture and commercialize an investigational medicine for neuropathic pain and a reduction in reimbursement income, primarily related to a strategic support agreement with GlaxoSmithKline, or GSK. These reductions were partially offset by an increase in royalty income in 2011 compared to 2010 from sales of a brimonidine product by Alcon, Inc. in the United States under a licensing agreement, an increase in royalty income from sales of Lumigan® by Senju Pharmaceutical Co., Ltd., or Senju, in Japan under a licensing agreement and an increase in royalty income from sales of Botox® for therapeutic use in Japan and China by GSK under a licensing agreement.
Other revenues increased $43.8 million to $99.8 million in 2010 compared to $56.0 million in 2009. The increase in other revenues is primarily related to an upfront net licensing fee of $36.0 million that we recognized in 2010 related to an agreement with Bristol-Myers Squibb for the exclusive worldwide rights to develop, manufacture and commercialize an investigational medicine for neuropathic pain, an increase in royalty income from sales of a brimonidine product by Alcon, Inc. in the United States under a licensing agreement and an increase in royalty income from sales of Lumigan® by Senju in Japan under a licensing agreement, partially offset by a decline in royalty and reimbursement income related to certain licensing and strategic support agreements with GSK, and a decline in other reimbursement income.

Income and Expenses

The following table sets forth the relationship to product net sales of various items in our consolidated statements of earnings:

	Year Ended December 31,
	2011	2010	2009
Product net sales	100.0%	100.0%	100.0%
Other revenues	1.3	2.1	1.3
Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	14.0	15.0	16.9
Selling, general and administrative	42.0	41.9	43.2
Research and development	16.9	16.7	15.9
Amortization of acquired intangible assets	2.4	2.9	3.3
Legal settlement	—	12.6	—
Impairment of intangible assets and related costs	0.4	7.7	—
Restructuring charges	0.1	—	1.1
Operating income	25.5	5.3	20.9
Non-operating expense	(1.2)	(1.8)	(1.8)
Earnings before income taxes	24.3%	3.5%	19.1%

Net earnings attributable to Allergan, Inc.	17.5%	0.0%	14.0%

Cost of Sales

Cost of sales increased $26.7 million, or 3.7%, in 2011 to $748.7 million, or 14.0% of product net sales, compared to $722.0 million, or 15.0% of product net sales in 2010. This increase in cost of sales primarily resulted from the 10.9% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to lower royalty expenses, volume-based manufacturing efficiencies related to our eye care, Botox® and facial aesthetics product lines, and positive changes in product mix.
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

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses increased $229.0 million, or 11.4%, to $2,246.6 million, or 42.0% of product net sales, in 2011 compared to $2,017.6 million, or 41.9% of product net sales, in 2010. SG&A expenses in 2011 include an upfront payment of $60.0 million and a regulatory milestone payment of $20.0 million related to the Levadex® collaboration and co-promotion agreement with MAP Pharmaceuticals, Inc., or MAP, a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary and fixed asset impairment charges of $2.2 million related to the discontinued development of EasyBand™, $3.4 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, $2.0 million of costs associated with tax audit settlements for prior years' filings, and $11.9 million in charges related to the change in fair value of contingent consideration liabilities associated with business combinations. SG&A expenses in 2010 include $14.4 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® and related derivative litigation costs associated with the 2010 global settlement with the DOJ described above, a charge of $33.0 million related to the termination of a distributor agreement in Turkey, a $10.6 million charge for the write-off of manufacturing assets related to the abandonment of an eye care product, and a $7.9 million charge related to the change in fair value of a contingent consideration liability associated with a business combination. Excluding the effect of the items described above,

SG&A expenses increased $204.8 million, or 10.5%, to $2,156.5 million, or 40.3% of product net sales, in 2011 compared to $1,951.7 million, or 40.5% of product net sales in 2010. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling, marketing, promotion and general and administrative expenses and the negative translation impact due to a general strengthening of foreign currencies compared to the U.S. dollar. The increase in selling and marketing expenses in 2011 compared to 2010 principally relates to increased personnel and related incentive compensation costs that support the 10.9% increase in product net sales, and additional costs supporting the expansion of our sales forces, including the addition of several new direct operations in emerging markets. The increase in promotion expenses is primarily due to increased professional promotion activity, primarily related to Botox® and facial aesthetics products, and an increase in expense for a consumer-focused unbranded advertising campaign for chronic migraine, partially offset by a small decline in other direct-to-consumer advertising, primarily related to Latisse® and Restasis®. The increase in general and administrative expenses is primarily due to the negative impact of the fee established by the PPACA for selling branded pharmaceuticals to certain U.S. government programs, increased compliance costs associated with the Corporate Integrity Agreement entered into in 2010 with the Office of Inspector General of the U.S. Department of Health and Human Services, an increase in legal costs, an increase in incentive compensation costs and an increase in regional management costs related to the expansion of our direct selling operations in emerging markets, partially offset by an insurance recovery related to damaged inventory. The small decrease in SG&A expenses as a percentage of product net sales, excluding the items described above, in 2011 compared to 2010 is primarily due to the lower 10.5% increase in SG&A expenses relative to the higher 10.9% increase in product net sales during the same period.

SG&A expenses increased $96.1 million, or 5.0%, to $2,017.6 million, or 41.9% of product net sales, in 2010 compared to $1,921.5 million, or 43.2% of product net sales, in 2009. SG&A expenses in 2010 include $14.4 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® and related derivative litigation costs associated with the 2010 global settlement with the DOJ described above, a charge of $33.0 million related to the termination of a distributor agreement in Turkey, a $10.6 million charge for the write-off of manufacturing assets related to the abandonment of an eye care product, and a $7.9 million charge related to the change in fair value of a contingent consideration liability associated with a business combination. SG&A expenses in 2009 include a $52.6 million charge related to the modification of certain employee stock options and $2.3 million in asset write-offs in connection with our 2009 restructuring plan, $32.2 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox®, an $18.0 million contribution to The Allergan Foundation, a $14.0 million gain on the settlement of a manufacturing and distribution agreement related to an eye care pharmaceuticals product and $0.4 million of integration and transition costs related to our acquisition of Groupe Cornéal Laboratoires, or Cornéal. Excluding the effect of the items described above, SG&A expenses increased $121.7 million, or 6.7%, to $1,951.7 million, or 40.5% of product net sales, in 2010 compared to $1,830.0 million, or 41.1% of product net sales in 2009. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling, marketing, and general and administrative expenses, partially offset by a decrease in promotion costs. The increase in selling and marketing expenses in 2010 compared to 2009 principally relates to increased personnel and related incentive compensation costs that support the 8.4% increase in product net sales, additional costs related to the expansion of our sales forces in Asia, Poland and Turkey, and additional selling costs related to an agreement with Quintiles to promote Sanctura XR® to general practitioners in the United States. The increase in general and administrative expenses is primarily due to an increase in legal expenses, incentive compensation costs, information systems and human resource administrative costs, an increase in losses from the disposal of fixed assets, and an increase in regional management costs related to our expansion of direct selling operations in Asia. The decrease in promotion expenses is primarily due to a decrease in direct-to-consumer advertising for the Lap-Band® System, Latisse® and Juvéderm®, partially offset by increases in direct-to-consumer advertising for Botox® Cosmetic and Restasis®. The decrease in SG&A expenses as a percentage of product net sales, excluding the items described above, in 2010 compared to 2009 is primarily due to the lower 6.7% increase in SG&A expenses relative to the higher 8.4% increase in product net sales during the same period.

Research and Development

We believe that our future medium- and long-term revenue and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of December 31, 2011, we have the following significant R&D projects in late-stage development:

•	Apaziquone (U.S. - Phase III) for bladder cancer

•	Botox® (U.S. - Phase III) for idiopathic overactive bladder

•	Juvéderm Voluma™ (U.S. - Filed) for volumizing the mid-face

•	Latisse® (Europe - Filed) for eyelash growth

•	Levadex® (U.S. - Filed) for migraine

•	Ozurdex® (U.S. - Phase III) for diabetic macular edema

•	Restasis® (Europe - Phase III) for ocular surface disease

•	Ser-120 (U.S. - Phase III) for nocturia

•	Silicone Breast - Style 410 Cohesive Gel (U.S. - Filed) for breast reconstruction and augmentation

For management purposes, we accumulate direct costs for R&D projects, but do not allocate all indirect project costs, such as R&D administration, infrastructure and regulatory affairs costs, to specific R&D projects. Additionally, R&D expense includes upfront payments to license or purchase in-process R&D assets that have not achieved regulatory approval. Our overall R&D expenses are not materially concentrated in any specific project or stage of development. The following table sets forth direct costs for our late-stage projects (which include candidates in Phase III clinical trials) and other R&D projects, upfront payments to license or purchase in-process R&D assets and all other R&D expenses for the years ended December 31, 2011 and 2010:

	2011	2010	2009
	(in millions)
Direct costs for:
Late-stage projects	$198.7	$208.6	$154.6
Other R&D projects	550.7	456.3	437.9
Upfront payments to license or purchase in-process R&D assets	45.0	43.0	10.0
Other R&D expenses	108.4	96.7	103.5
Total	$902.8	$804.6	$706.0
R&D expenses increased $98.2 million, or 12.2%, to $902.8 million in 2011, or 16.9% of product net sales, compared to $804.6 million, or 16.7% of product net sales in 2010. R&D expenses in 2011 included a charge of $45.0 million for an upfront payment for the in-licensing of technology for the treatment of retinal diseases from Molecular Partners AG that has not yet achieved regulatory approval. R&D expenses in 2010 included a charge of $43.0 million for an upfront payment for the in-licensing of technology for the treatment of nocturia, a urological disorder characterized by frequent urination at nighttime, from Serenity Pharmaceuticals, LLC, or Serenity, that has not yet achieved regulatory approval. Excluding the effect of the charges described above, R&D expenses increased by $96.2 million, or 12.6%, to $857.8 million in 2011, or 16.0% of product net sales, compared to $761.6 million, or 15.8% of product net sales, in 2010. The increase in R&D expenses in dollars, excluding these charges, and as a percentage of product net sales, was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, potential new treatment applications for Latisse®, new technology discovery programs, the development of technology for the treatment of rosacea acquired in the Vicept acquisition, the development of tissue reinforcement technology acquired in the Serica acquisition, an increase in costs associated with our collaboration with Serenity related to the development of technology for the treatment of nocturia, an increase in costs associated with our collaboration with Spectrum Pharmaceuticals, Inc. related to the development of apaziquone for the treatment of non-muscle invasive bladder cancer, and increased spending on hyaluronic-acid based dermal filler products, partially offset by a reduction in expenses related to Botox® for the treatment of overactive bladder and a reduction in expenses related to the development of Ozurdex®. In the second quarter of 2011, we abandoned our retinoid research assets that we obtained and subsequently developed in connection with the 2001 acquisition of Allergan Specialty Therapeutics, Inc. and will forego any further research, development, or use of the know-how with respect to these assets except as it relates to tazarotene products for topical dermal indications. There was no asset impairment recorded in the second quarter of 2011 related to the abandonment since our development costs for these assets were expensed as incurred.

R&D expenses increased $98.6 million, or 14.0%, to $804.6 million in 2010, or 16.7% of product net sales, compared to $706.0 million, or 15.9% of product net sales in 2009. R&D expenses in 2010 included a charge of $43.0 million for an upfront payment for the in-licensing of technology for the treatment of nocturia, a urological disorder characterized by frequent urination at nighttime, from Serenity, that has not yet achieved regulatory approval. R&D expenses in 2009 included a charge of $10.0 million for an upfront payment for the in-licensing of technology for the treatment of diseases of the eye from Pieris AG that has not yet achieved regulatory approval and a $21.0 million charge related to the modification of certain employee stock options in connection with our 2009 restructuring plan. Excluding the effect of the charges described above, R&D expenses increased by $86.6 million, or 12.8%, to $761.6 million in 2010, or 15.8% of product net sales, compared to $675.0 million, or 15.2% of product net sales, in 2009. The increase in R&D expenses in dollars, excluding these charges, and as a percentage of product net sales, was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, Latisse® in international markets, Botox® for the treatment of overactive bladder, hyaluronic-acid based dermal filler products, tissue regeneration technology acquired in the Serica acquisition and obesity intervention products, partially offset by a reduction in expenses related to the development of Ozurdex® for retinal vein occlusion and the development of Botox® for the treatment of chronic migraine, and a small decrease in spending for certain urology products and new technology discovery programs.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased $10.4 million to $127.6 million in 2011, or 2.4% of product net sales, compared to $138.0 million, or 2.9% of product net sales in 2010. The decrease in amortization expense is primarily due to the impairment of the Sanctura® intangible assets in the third quarter of 2010, the impairment of the intangible assets associated with the EasyBand™ technology in the first quarter of 2011 and a decline in amortization expense associated with trademarks acquired in connection with our 2006 acquisition of Inamed Corporation, or Inamed, which became fully amortized at the end of the first quarter of 2011, partially offset by an increase in the balance of intangible assets subject to amortization, including a capitalized upfront licensing payment in September 2010 for Lastacaft® and other intangible assets that we acquired in connection with our July 2010 purchase of our distributor's business related to our products in Turkey, our July 2011 purchase of our distributor's business related to our products in South Africa and our August 2011 acquisition of Precision Light.

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
In the third quarter of 2010, we concluded that the intangible assets and a related prepaid royalty asset associated with the Sanctura® franchise, which we acquired in connection with our 2007 acquisition of Esprit and certain subsequent licensing and commercialization transactions, had become impaired. As a result, in the third quarter of 2010, we recorded an aggregate charge of $369.1 million related to the impairment of the Sanctura® Assets and related costs, which includes charges for impairing the intangible assets and a related prepaid royalty asset and estimated costs associated with the termination of an agreement with Quintiles primarily related to the promotion of Sanctura XR® to general practitioners in the United States. In the second quarter of 2011, we recorded additional costs of $3.3 million for the termination of the third-party agreement.
Restructuring Charges
Restructuring charges in 2011 were $4.6 million, primarily related to the discontinued development of EasyBand™ and the closure of the related research and development facility in Switzerland. Restructuring charges in 2010 were $0.3 million.

Restructuring charges in 2009 were $50.9 million, consisting of $42.2 million related to the 2009 restructuring plan, $8.4 million related to the restructuring and phased closure of the Arklow, Ireland breast implant manufacturing facility and $0.3 million of other restructuring charges.
Discontinued Development of EasyBand™
In March 2011, we decided to discontinue development of EasyBand™ and close the related research and development facility in Switzerland. As a result, during 2011 we recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology, fixed asset impairment charges of $2.2 million and a gain of $9.4 million from the substantially complete liquidation of our investment in a foreign subsidiary. In addition, we recorded $4.7 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.6 million of contract termination costs and $0.1 million of other related costs.

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

We began to record costs associated with the closure of the Arklow facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009. As of December 31, 2009, we had recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of $1.3 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow facility. During 2010, we recorded a $0.3 million restructuring charge reversal. During 2009, we recorded $8.4 million of pre-tax restructuring charges and recognized $14.4 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production and $0.1 million of R&D expenses related to one-time termination benefits.

Other Restructuring Activities and Integration Costs

Included in 2011 is a $0.1 million restructuring charge reversal primarily for employee severance related to our acquisition of Serica.

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

Included in 2011 are $2.6 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and licensing, collaboration and co-promotion agreements. Included in 2010 are $2.0 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and a license, development and commercialization agreement. Included in 2009 are $0.8 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses.

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

For 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $387.2 million, an upfront payment of $60.0 million and subsequent milestone payment of $20.0 million paid to MAP for the FDA acceptance of a New Drug Application, or NDA, filing for technology that has not achieved regulatory approval and related transaction costs of $0.6 million, an upfront licensing fee of $45.0 million to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, fixed asset impairment charges of $2.2 million, a gain of $9.4 million from the substantially complete liquidation of the Company's investment in a foreign subsidiary, stockholder derivative litigation costs of $3.4 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, charges of $11.9 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $0.4 million associated with the purchase of our distributor's business related to our products in South Africa, integration and transaction costs of $1.9 million associated with the purchase of various businesses, costs associated with tax audit settlements for prior years' filings of $2.0 million and other net indirect costs of $26.6 million.

For 2010, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of licensing fee income of $36.0 million for a development and commercialization agreement with Bristol-Myers Squibb, general and administrative expenses of $343.8 million, costs associated with the DOJ investigation regarding our past U.S. sales and marketing practices relating to Botox® and related stockholder derivative litigation costs of $14.4 million, an upfront licensing fee included in R&D expenses of $43.0 million paid to Serenity for technology that has not achieved regulatory approval and related transaction costs of $0.4 million, a charge of $7.9 million for the change in fair value of a contingent consideration liability, a distributor termination fee of $33.0 million and integration and transaction costs of $1.1 million associated with the purchase of our distributor’s business related to our products in Turkey, the write-off of manufacturing assets related to the abandonment of an eye care product of $10.6 million, integration and transaction costs of $0.5 million related to our acquisition of Serica and other net indirect costs of $16.2 million.

For 2009, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $299.1 million, compensation expense from stock option modifications of $78.6 million and asset impairments and accelerated depreciation costs of $2.3 million related to the 2009 restructuring plan, costs associated with the DOJ investigation regarding our past U.S. sales and marketing practices relating to Botox® of $32.2 million, termination benefits and accelerated depreciation costs related to the phased closure of the Arklow facility of $14.5 million, a contribution to The Allergan Foundation of $18.0 million, an upfront payment for the in-licensing of technology that has not achieved regulatory approval of $10.0 million, integration and transition costs related to the Cornéal acquisition of $0.4 million, a purchase accounting fair market value inventory adjustment of $0.8 million and transaction costs of $0.4 million related to our joint venture investment in Korea, a gain on the settlement of a manufacturing and distribution agreement related to an eye care pharmaceuticals product of $14.0 million and other net indirect costs of $14.4 million.

The following table presents operating income for each reportable segment for the years ended December 31, 2011, 2010 and 2009 and a reconciliation of our segments’ operating income to consolidated operating income:

	2011	2010	2009
	(in millions)
Operating income:
Specialty pharmaceuticals	$1,763.3	$1,501.9	$1,370.8
Medical devices	286.0	284.7	189.2
Total segments	2,049.3	1,786.6	1,560.0
General and administrative expenses, other indirect costs and other adjustments	551.9	434.9	456.7
Amortization of acquired intangible assets (a)	104.0	114.5	124.4
Legal settlement	—	609.2	—
Impairment of intangible assets and related costs	23.7	369.1	—
Restructuring charges	4.6	0.3	50.9
Total operating income	$1,365.1	$258.6	$928.0
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Our consolidated operating income for the year ended December 31, 2011 was $1,365.1 million, or 25.5% of product net sales, compared to consolidated operating income of $258.6 million, or 5.3% of product net sales in 2010. The $1,106.5 million increase in consolidated operating income was due to $609.2 million of legal settlement costs in 2010 that did not recur in 2011, a $527.5 million increase in product net sales, a $10.4 million decrease in amortization of acquired intangible assets and a $345.4 million decrease in impairment of intangible assets and related costs, partially offset by a $27.8 million decrease in other revenues, a $26.7 million increase in cost of sales, a $229.0 million increase in SG&A expenses, a $98.2 million increase in R&D expenses and a $4.3 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in 2011 was $1,763.3 million, compared to operating income of $1,501.9 million in 2010. The $261.4 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines and lower cost of sales as a percentage of net sales, primarily for our eye care and Botox® products, partially offset by an increase in promotion, selling and marketing expenses and an increase in R&D expenses.

Our medical devices segment operating income in 2011 was $286.0 million, compared to operating income of $284.7 million in 2010. The $1.3 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line, an increase in promotion, selling and marketing expenses, principally for breast aesthetics and facial aesthetics products, and an increase in overall R&D expenses.

Our consolidated operating income for the year ended December 31, 2010 was $258.6 million, or 5.3% of product net sales, compared to consolidated operating income of $928.0 million, or 20.9% of product net sales in 2009. The $669.4 million decrease in consolidated operating income was due to $609.2 million of legal settlement costs and $369.1 million of impairment of intangible assets and related costs in 2010 that did not occur in 2009, a $96.1 million increase in SG&A expenses and a $98.6 million increase in R&D expenses, partially offset by a $372.0 million increase in product net sales, a $43.8 million increase in other revenues, a $28.9 million decrease in cost of sales, an $8.3 million decrease in amortization of acquired intangible assets and a $50.6 million decrease in restructuring charges. Our consolidated operating income in 2009 includes charges totaling $78.6 million for compensation costs associated with the modifications of certain employee stock options related to our 2009 restructuring plan.

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

Non-Operating Income and Expenses

Total net non-operating expense in 2011 was $65.4 million compared to $87.8 million in 2010. Interest income in 2011 was $6.9 million compared to interest income of $7.3 million in 2010. Interest expense decreased $6.9 million to $71.8 million in 2011 compared to $78.7 million in 2010. Interest expense decreased primarily due to the conversion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, in the second quarter of 2011, partially offset by an increase in interest expense due to the issuance in September 2010 of our 3.375% Senior Notes due 2020, or 2020 Notes. Other, net expense was $0.5 million in 2011, consisting primarily of $10.8 million in net realized losses from foreign currency transactions and a loss of $3.2 million related to the impairment of a non-marketable third party equity investment, partially offset by a net unrealized gain on derivative instruments of $11.1 million and a gain of $1.9 million on the sale of a third party equity investment. Other, net expense was $16.4 million in 2010, consisting primarily of a net unrealized loss on derivative instruments of $7.6 million and $10.2 million in net realized losses from foreign currency transactions.

Total net non-operating expense in 2010 was $87.8 million compared to $79.5 million in 2009. Interest income in 2010 was $7.3 million compared to interest income of $7.0 million in 2009. Interest expense increased $1.8 million to $78.7 million in 2010 compared to $76.9 million in 2009. Interest expense increased primarily due to the issuance in September 2010 of our 2020 Notes, partially offset by a net reversal of previously accrued statutory interest expense resulting from a change in estimate related to uncertain tax positions, compared to a charge for statutory interest expense in 2009. During 2009, we recorded a net gain of $24.6 million on the sale of third party equity investments. Other, net expense was $16.4 million in 2010, consisting primarily of a net unrealized loss on derivative instruments of $7.6 million and $10.2 million in net realized losses from foreign currency transactions. Other, net expense was $34.2 million in 2009, consisting primarily of a net unrealized loss on derivative instruments of $13.6 million, a loss of $5.3 million on the extinguishment of a portion of our 2026 Convertible Notes and $15.3 million in net realized losses from foreign currency transactions.

Income Taxes

Our effective tax rate in 2011 was 27.8% compared to the effective tax rate of 97.1% in 2010. Included in our earnings before income taxes for 2011 are a $60.0 million upfront payment and a $20.0 million regulatory milestone payment related to a collaboration and co-promotion agreement with MAP, a $45.0 million upfront payment related to a collaboration and license agreement with Molecular Partners AG, intangible asset impairment charges of $20.4 million, restructuring charges of $4.6 million, fixed asset impairment charges of $2.2 million and a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary resulting from the discontinued development of EasyBand™. In 2011, we recorded income tax benefits of $22.2 million and $7.4 million, respectively, associated with the upfront payment and regulatory milestone payment related to the collaboration and co-promotion agreement with MAP and income tax benefits of $4.6 million associated with the upfront payment related to the collaboration and license agreement with Molecular Partners AG. In 2011, we did not record any tax benefits related to the intangible asset impairment charges, restructuring charges, fixed asset impairment charges and the gain from the substantially complete liquidation of our investment in a foreign subsidiary resulting from the discontinued development of EasyBand™ since a portion of these charges are not tax deductible and we do not expect to be able to utilize the deductions for the tax deductible portion of these charges in the jurisdiction where the costs were incurred. Excluding the impact of the net pre-tax charges of $142.8 million and the net income tax benefits of $34.2 million for the items discussed above, our adjusted effective tax rate for 2011 was 27.4%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for 2011 is summarized below:

2011
(in millions)
Earnings before income taxes, as reported	$1,299.7
Upfront payment for a collaboration and co-promotion agreement with MAP	60.0
Regulatory milestone payment for a collaboration and co-promotion agreement with MAP	20.0
Upfront payment for a collaboration and license agreement with Molecular Partners AG	45.0
Restructuring charges	4.6
Impairment of intangible assets	20.4
Aggregate net gain for the fixed asset impairment and gain from the substantially complete liquidation of a foreign subsidiary resulting from the discontinued development of Easyband™	(7.2)
$1,442.5

Provision for income taxes, as reported	$361.6
Income tax benefit for:
Upfront payment for a collaboration and co-promotion agreement with MAP	22.2
Regulatory milestone payment for a collaboration and co-promotion agreement with MAP	7.4
Upfront payment for a collaboration and license agreement with Molecular Partners AG	4.6
$395.8
Adjusted effective tax rate	27.4%

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

Our effective tax rate in 2009 was 26.5%. Included in our earnings before income taxes for 2009 are a $24.6 million net gain on the sale of investments, a $14.0 million gain on the settlement of a manufacturing and distribution agreement, a $5.3 million loss on the extinguishment of a portion of our 2026 Convertible Notes, restructuring charges of $50.9 million, a charge of $78.6 million related to the modification of certain employee stock options in conjunction with our 2009 restructuring plan, the rollout of retention termination benefits and accelerated depreciation costs capitalized in inventory and expenses for one-time termination benefits related to the closure of our Arklow, Ireland breast implant manufacturing facility of $14.5 million, a $10.0 million charge for an upfront payment for technology that has not achieved regulatory approval, and an $18.0 million contribution to The Allergan Foundation. In 2009, we recorded income tax expense of $9.4 million related to the net gain on the sale of investments, $3.9 million related to the gain on the settlement of a manufacturing and distribution agreement and $0.8 million related to the loss on the extinguishment of a portion of our 2026 Convertible Notes. We recorded income tax benefits of $10.2 million related to the restructuring charges, $27.5 million related to the modification of certain employee stock options, $1.5 million related to the costs described above related to the closure of our breast implant manufacturing facility in Arklow, Ireland, $0.7 million related to an upfront payment for technology that has not achieved regulatory approval, and $6.9 million related to the contribution to The Allergan Foundation. Also included in the provision for income taxes in 2009 is a net expense of $4.1 million for a change in estimated taxes related to pre-acquisition periods associated with business combinations and uncertain tax positions included in prior year income tax filings and $6.7 million of income tax benefit related to foreign R&D tax credits received for tax years prior to 2008. Excluding the impact of the total pre-tax charges of $138.7 million and the total net income tax benefits of $35.3 million for the items discussed above, our adjusted effective tax rate for 2009 was 26.3%.

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

The decrease in the adjusted effective tax rate to 27.4% in 2011 compared to the adjusted effective tax rate in 2010 of 28.0% is primarily due to the increase in the mix of earnings in lower tax rate jurisdictions, which resulted from an increase in the mix of earnings contributed by our Botox® product line as a percentage of our total operating income in 2011 compared to 2010 and the beneficial impact of changes in California tax law, partially offset by the detrimental tax rate effect of an increase in the mix of earnings contributed by our eye care pharmaceuticals product line as a percentage of our total operating income in 2011 compared to 2010 and changes in tax positions affecting unrecognized tax benefits.

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

Net Earnings Attributable to Noncontrolling Interest

Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $3.6 million in 2011, $4.3 million in 2010 and $2.5 million in 2009.

Net Earnings Attributable to Allergan, Inc.

Our net earnings attributable to Allergan, Inc. in 2011 were $934.5 million compared to net earnings attributable to Allergan, Inc. of $0.6 million in 2010. The $933.9 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $1,106.5 million, the decrease in net non-operating expense of $22.4 million and the decrease in net earnings attributable to noncontrolling interest of $0.7 million, partially offset by the increase in the provision for income taxes of $195.7 million.

Our net earnings attributable to Allergan, Inc. in 2010 were $0.6 million compared to net earnings attributable to Allergan, Inc. of $621.3 million in 2009. The $620.7 million decrease in net earnings attributable to Allergan, Inc. was primarily the result of the decrease in operating income of $669.4 million, the increase in net non-operating expense of $8.3 million and the increase in net earnings attributable to noncontrolling interest of $1.8 million, partially offset by the decrease in the provision for income taxes of $58.8 million.

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
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $1,081.9 million in 2011 compared to $463.9 million in 2010 and $1,113.3 million in 2009. Cash flow from operating activities increased in 2011 compared to 2010 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in accrued expenses and other liabilities, partially offset by an increase in cash used to fund changes in trade receivables, inventories, other current assets and accounts payable. In 2011, we made upfront and milestone payments of $125.0 million for various licensing and collaboration agreements compared to $43.0 million in 2010. These amounts were included in our net earnings for the respective periods. In 2010, we received an upfront licensing fee receipt of $36.0 million that did not recur in 2011. In 2010, we recorded total pre-tax charges of $609.2 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox®. We paid $594.0 million of the global settlement costs in 2010 and the remaining $15.2 million in 2011. We paid pension contributions of $48.7 million in 2011 compared to $21.4 million in 2010.
Cash flow from operating activities decreased in 2010 compared to 2009 primarily as a result of a decrease in cash from net earnings from operations, including the effect of adjusting for non-cash items, and an increase in cash required to fund changes in trade receivables, inventories, accounts payable, income taxes and other liabilities, partially offset by a decrease in cash used to fund changes in accrued expenses. In 2010, we made upfront payments of $43.0 million for various licensing and collaboration agreements compared to $10.0 million in 2009. These amounts were included in our net earnings for the respective periods. In 2010, we recorded total pre-tax charges of $609.2 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox® and paid $594.0 million of the global settlement costs in the fourth quarter of 2010. We paid pension contributions of $21.4 million in 2010 compared to $12.9 million in 2009.
Net cash provided by investing activities was $340.8 million in 2011 compared to net cash used in investing activities of $977.2 million in 2010 and $98.7 million in 2009. In 2011, we received $1,140.3 million from the maturities of short-term investments and $3.1 million from the sale of equity investments and property, plant and equipment. In 2011, we purchased $571.1 million of short-term investments and paid $101.4 million, net of cash acquired, for the acquisitions of Vicept, Alacer and Precision Light and the purchase of our distributor's business related to our products in South Africa. Additionally, we invested $118.6 million in new facilities and equipment and $11.2 million in capitalized software. We currently expect to invest between approximately $190 million and $210 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2012.
In 2010, we purchased $824.1 million of short-term investments and paid $69.8 million, net of cash acquired, for the acquisition of Serica and the purchase of our distributor's business related to our products in Turkey and $1.7 million for a contractual purchase price adjustment related to our 2009 acquisition of Samil. Additionally, we invested $102.8 million in new facilities and equipment and $13.3 million in capitalized software and paid $40.9 million for intangible assets related to the reacquisition of Botox® Cosmetic distribution rights in Japan and China and an upfront licensing payment for an eye care product previously approved for marketing. In 2010, we received $75.0 million from the maturities of short-term investments.

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
Net cash used in financing activities was $1,002.3 million in 2011 compared to net cash provided by financing activities of $563.0 million in 2010 and net cash used in financing activities of $181.5 million in 2009. In 2011, we paid $808.9 million for the repayment and conversion of our 2026 Convertible Notes ($649.7 million principal amount and $159.2 million equity repurchase), repurchased 6.0 million shares of our common stock for $461.7 million, paid $61.1 million in dividends to stockholders and paid contingent consideration of $3.0 million. This use of cash was partially offset by $30.7 million in net borrowings of notes payable, $264.0 million received from the sale of stock to employees and $37.7 million in excess tax benefits from share-based compensation.
In September 2010, we issued our 2020 Notes in a registered offering for an aggregate principal amount of $650.0 million and received proceeds of $648.0 million, net of original discount. Additionally, in 2010, we received $6.6 million in net borrowings of notes payable, $234.0 million from the sale of stock to employees and $27.1 million in excess tax benefits from share-based compensation. These amounts were partially reduced by the repurchase of 4.5 million shares of our common stock for $286.0 million, a cash payment of $6.1 million for offering fees related to the issuance of the 2020 Notes and $60.6 million in dividends paid to stockholders.
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
Effective January 31, 2012, our Board of Directors declared a cash dividend of $0.05 per share, payable March 16, 2012 to stockholders of record on February 24, 2012.
We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2011, we held approximately 2.3 million treasury shares under this program. Effective January 1, 2012, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 6.0 million shares to be repurchased through June 30, 2012, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.
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
At December 31, 2011, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. On October 28, 2011, we amended and restated our committed long-term credit facility to extend the maturity date to October 2016 and modify certain other terms, including interest rates and fees. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $600.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at December 31, 2011. At December 31, 2011, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program (maturing April 2012), $20.0 million in borrowings outstanding under the real estate mortgage, $58.9 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.
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
At December 31, 2011, we had net pension and postretirement benefit obligations totaling $245.8 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2012, we expect to pay pension contributions of between $45.0 million and $55.0 million for our U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for our other postretirement plan.
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
On August 8, 2011, we completed the acquisition of Precision Light for an upfront payment of $11.7 million, net of cash acquired. The terms of the agreement also include estimated additional payments of approximately $6.2 million contingent upon achieving certain commercial milestones.
In May 2011, a generic version of Elestat® was launched in the United States and a generic version of Zymar® may be launched in the United States in the near future. In addition, generic versions of some branded pharmaceutical products sold by our competitors were launched in the United States during 2011. We do not believe that our liquidity will be materially impacted in 2012 by generic competition.
As of December 31, 2011, $1,246.6 million of our existing cash and equivalents are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2011, we had approximately $2,505.1 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.
As of December 31, 2011, we have aggregate gross receivables from public and semi-public hospitals in Italy and Spain of $49.4 million and related reserves of $10.6 million for allowances for doubtful accounts. We believe the reserves established against these receivables are sufficient to cover the amounts that will ultimately be uncollectible. The economic stability in these countries is unpredictable and we cannot provide assurance that additional allowances will not be necessary if current economic conditions in these countries continue to decline. Negative changes in the amount of allowances for doubtful accounts for customers related to sovereign governments in Italy and Spain could adversely affect our future results of operations.

As of December 31, 2011, we have no significant exposure to sovereign government debt in Greece.

We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents and short-term investments, will provide us with sufficient resources to meet our current expected obligations, working capital requirements, debt service and other cash needs over the next year.

Inflation

Although at reduced levels in recent years and at the end of 2011, inflation continues to apply upward pressure on the cost of goods and services that we use. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign Currency Fluctuations

Approximately 39.8% of our product net sales in 2011 were derived from operations outside the United States, and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as we deem appropriate. The net impact of foreign currency fluctuations on our sales was an increase of $82.6 million and $38.7 million in 2011 and 2010, respectively, and a decrease of $106.4 million in 2009. The 2011 sales increase included $36.1 million related to the euro, $15.4 million related to the Australian dollar, $10.7 million related to the Brazilian real, $8.7 million related to the Canadian dollar, $5.6 million related to the U.K. pound and $6.1 million related to other currencies. The 2010 sales increase included $18.5 million related to the Brazilian real, $18.6 million related to the Canadian dollar, $16.6 million related to the Australian dollar, $2.9 million related to the Mexican peso and $13.3 million related to other Asian and Latin American currencies, partially offset by decreases of $28.9 million related to the euro and $2.3 million related to the U.K. pound. The 2009 sales decrease included $37.8 million related to the euro, $20.9 million related to the U.K. pound, $11.0 million related to the Brazilian real, $10.6 million related to the Canadian dollar, $8.5 million related to the Mexican peso, $6.0 million related to the Australian dollar and $11.6 million related to other Latin American and Asian currencies. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for a description of our accounting policy on foreign currency translation.

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments at December 31, 2011:

	Payments Due by Period
	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
	(in millions)
Debt obligations (a)	$140.1	$110.5	$893.6	$755.5	$1,899.7
Operating lease obligations	47.2	67.6	26.0	43.1	183.9
Purchase obligations	281.1	155.9	26.7	1.0	464.7
Pension minimum funding (b)	47.1	78.0	67.0	—	192.1
Other long-term obligations	—	139.9	79.2	199.3	418.4
Total	$515.5	$551.9	$1,092.5	$998.9	$3,158.8
 ——————————

(a)	Debt obligations include expected principal and interest obligations, but exclude the interest rate swap fair value adjustment of $48.1 million at December 31, 2011.

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

On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At December 31, 2011 and 2010, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $48.1 million and $42.3 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During 2011, 2010 and 2009, we recognized $15.0 million, $15.1 million and $14.3 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of December 31, 2011, the remaining unrecognized gain, net of tax, of $3.3 million is recorded as a component of accumulated other comprehensive loss.

At December 31, 2011, we had approximately $58.9 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.6 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility will be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The tables below present information about certain of our investment portfolio and our debt obligations at December 31, 2011 and 2010.

	December 31, 2011
	Maturing in							Fair Market Value
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,171.9	$—	$—	$—	$—	$—	$1,171.9	$1,171.9
Weighted Average Interest Rate	0.10%	—	—	—	—	—	0.10%
Foreign Time Deposits	189.1	—	—	—	—	—	189.1	189.1
Weighted Average Interest Rate	0.56%	—	—	—	—	—	0.56%
Other Cash Equivalents	1,078.9	—	—	—	—	—	1,078.9	1,078.9
Weighted Average Interest Rate	0.02%	—	—	—	—	—	0.02%
Total Cash Equivalents and Short-Term Investments	$2,439.9	$—	$—	$—	$—	$—	$2,439.9	$2,439.9
Weighted Average Interest Rate	0.10%	—	—	—	—	—	0.10%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$25.0	$—	$—	$—	$799.0	$668.3	$1,492.3	$1,667.2
Weighted Average Interest Rate	7.47%	—	—	—	5.79%	3.48%	4.78%
Other Variable Rate (non-US$)	58.9	—	—	—	—	—	58.9	58.9
Weighted Average Interest Rate	10.05%	—	—	—	—	—	10.05%
Total Debt Obligations (a)	$83.9	$—	$—	$—	$799.0	$668.3	$1,551.2	$1,726.1
Weighted Average Interest Rate	9.28%	—	—	—	5.79%	3.48%	4.98%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$48.1
Average Pay Rate	—	—	—	—	—	0.95%	0.95%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%
 ——————————

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2011 include debt obligations of $1,551.2 million and the interest rate swap fair value adjustment of $48.1 million.

	December 31, 2010
	Maturing in								Fair Market Value
	2011	2012		2013	2014	2015	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,716.0	$—		$—	$—	$—	$—	$1,716.0	$1,716.0
Weighted Average Interest Rate	0.25%	—		—	—	—	—	0.25%
Foreign Time Deposits	209.6	—		—	—	—	—	209.6	209.6
Weighted Average Interest Rate	0.45%	—		—	—	—	—	0.45%
Other Cash Equivalents	707.0	—		—	—	—	—	707.0	707.0
Weighted Average Interest Rate	0.38%	—		—	—	—	—	0.38%
Total Cash Equivalents and Short-Term Investments	$2,632.6	$—		$—	$—	$—	$—	$2,632.6	$2,632.6
Weighted Average Interest Rate	0.30%	—		—	—	—	—	0.30%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$642.5	$25.0	—	$—	$—	$—	$1,466.9	$2,134.4	$2,221.1
Weighted Average Interest Rate	5.59%	7.47%		—	—	—	4.74%	5.02%
Other Variable Rate (non-US$)	28.1	—		—	—	—	—	28.1	28.1
Weighted Average Interest Rate	6.80%	—		—	—	—	—	6.80%
Total Debt Obligations (a)	$670.6	$25.0		$—	$—	$—	$1,466.9	$2,162.5	$2,249.2
Weighted Average Interest Rate	5.64%	7.47%		—	—	—	4.74%	5.05%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—		$—	$—	$—	$300.0	$300.0	$42.3
Average Pay Rate	—	—		—	—	—	0.67%	0.67%
Average Receive Rate	—	—		—	—	—	5.75%	5.75%
 ——————————

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2010 include debt obligations of $2,162.5 million and the interest rate swap fair value adjustment of $42.3 million.

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

All of our outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won, Turkish lira, Polish zloty and Swiss franc. Current changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2011 and 2010. The information is provided in U.S. dollars, as presented in our consolidated financial statements:

	December 31, 2011		December 31, 2010
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$9.0	77.85	$6.0	84.09
Australian dollar	17.3	0.99	15.7	0.98
New Zealand dollar	1.1	0.76	1.1	0.74
Poland zloty	1.5	3.48	2.8	3.03
Russia ruble	6.5	32.48	—	—
	$35.4		$25.6
Estimated fair value	$(0.4)		$(0.9)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$39.1	1.30	$39.9	1.33
Estimated fair value	$(0.3)		$0.2

Foreign currency sold — put options:
Canadian dollar	$83.2	0.99	$68.1	1.04
Mexican peso	21.3	13.79	20.0	12.73
Australian dollar	50.9	1.01	44.2	0.87
Brazilian real	49.4	1.78	36.9	1.92
Euro	141.2	1.36	139.4	1.34
Korean won	21.3	1,143.10	17.3	1,153.22
Turkish lira	18.8	1.93	20.5	1.55
Polish zloty	8.8	3.41	—	—
Swiss franc	9.8	0.92	—	—
	$404.7		$346.4
Estimated fair value	$26.3		$10.4

Item 8.	Financial Statements and Supplementary Data

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Further, management determined that, as of December 31, 2011, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information to be included in the sections entitled “Item No. 1 - Election of Directors” and “Corporate Governance” in the Proxy Statement to be filed by us with the U.S. Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2011, or the Proxy Statement, is incorporated herein by reference.
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

On May 20, 2011, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

The information to be included in the sections entitled “Compensation Disclosure,” “Non-Employee Directors' Compensation” and “Organization and Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

The information to be included in the section entitled “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data:”

(a)	2. Financial Statement Schedules:

Page Number
Schedule II — Valuation and Qualifying Accounts	F- 49

All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(a) 3. Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Allergan, Inc., as filed with the State of Delaware on May 4, 2011 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.'s Current Report on Form 8-K filed on October 7, 2008)

4.1
Form of Stock Certificate for Allergan, Inc. Common Stock, par value $0.01 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

4.2
Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.'s Current Report on Form 8-K filed on April 12, 2006)

4.3
Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.'s Current Report on Form 8-K filed on April 12, 2006)

4.4
Registration Rights Agreement, dated as of April 12, 2006, between Allergan, Inc. and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.'s Current Report on Form 8-K filed on April 12, 2006)

4.5
Indenture, dated as of September 14, 2010, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $650,000,000 3.375% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.'s Current Report on Form 8-K filed on September 14, 2010)

4.6
Supplemental Indenture, dated as of September 14, 2010, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $650,000,000 3.375% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.'s Current Report on Form 8-K filed on September 14, 2010)

4.7
Form of 3.375% Note due 2020 (incorporated by reference to (and included in) the Supplemental Indenture dated as of September 14, 2010 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.'s Current Report on Form 8-K filed on September 14, 2010)

10.1	Form of Director and Executive Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Allergan, Inc. Change in Control Policy (Effective April 2010) (incorporated by reference to Exhibit 10.2 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.3
Amended and Restated Form of Allergan, Inc. Change in Control Agreement (Restated December 2010) (applicable to certain employees of Allergan, Inc., including executive officers, hired on or before December 4, 2006) (incorporated by reference to Exhibit 10.3 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.4
Amended and Restated Form of Allergan, Inc. Change in Control Agreement (Restated December 2010) (applicable to certain employees of Allergan, Inc., including executive officers, hired on or after December 4, 2006) (incorporated by reference to Exhibit 10.4 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.5	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.'s Proxy Statement filed on March 14, 2003)

Exhibit No.	Description
10.6	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.'s Proxy Statement filed on March 21, 2006)

10.7
Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.8
Third Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.9
Amended Form of Non-Qualified Stock Option Award Agreement under the Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.16 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.10
Allergan, Inc. Deferred Directors' Fee Program (Restated December 2010) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.11
Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000)

10.12
First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.13
Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004)

10.14
Third Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.15	Allergan, Inc. Pension Plan (Restated 2011) (incorporated by reference to Exhibit 10.20 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.16	First Amendment to Allergan, Inc. Pension Plan (Restated 2011)

10.17
Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2011) (incorporated by reference to Exhibit 10.3 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 30, 2011)

10.18	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan

10.19	Allergan, Inc. Executive Severance Pay Plan (Effective January 2011) (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on December 21, 2010)

10.20	Allergan, Inc. 2011 Executive Bonus Plan (incorporated by reference to Annex A to Allergan, Inc.'s Proxy Statement filed on March 8, 2011)

10.21	Allergan, Inc. 2011 Executive Bonus Plan - 2012 Performance Objectives

10.22	Allergan, Inc. 2012 Management Bonus Plan

10.23
Allergan, Inc. Executive Deferred Compensation Plan (Restated 2009) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

Exhibit No.	Description
10.24
Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Allergan, Inc.'s Current Report on Form 8-K filed on May 6, 2008)

10.25
Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.30 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.26
Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.'s Current Report on Form 8-K filed on May 6, 2008)

10.27
Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.32 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.28
Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.'s Current Report on Form 8-K filed on May 6, 2008)

10.29
Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.34 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.30
Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.'s Current Report on Form 8-K filed on May 6, 2008)

10.31
Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.36 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.32
Allergan, Inc. 2011 Incentive Award Plan (formerly known as the Allergan, Inc. 2008 Incentive Award Plan) (incorporated by reference to Annex B to Allergan, Inc.'s Proxy Statement filed on March 8, 2011)

10.33
Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.34
Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.35
Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.36
Form of Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.37
Form of Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.38
Form of Restricted Stock Unit Award Grant Notice for Non-Employees Directors under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

Exhibit No.	Description
10.39	Form of Restricted Stock Unit Award Grant Notice for Non-Employees Directors under the Allergan, Inc. 2011 Incentive Award Plan

10.40	Form of Performance-Based Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan

10.41
Amended and Restated Credit Agreement, dated as of October 28, 2011, among Allergan, Inc. as Borrower and Guarantor, the Eligible Subsidiaries referred to therein, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A, as Administrative Agent, Citibank N.A., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on October 31, 2011)

10.42
Botox® - China License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51* to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.43
Amendment No. 1 to Botox® - China License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan Pharmaceuticals Holdings (Ireland) Ltd., Allergan Botox Limited, Allergan Pharmaceuticals Ireland, and Glaxo Group Limited (incorporated by reference to Exhibit 10.1* to Allergan, Inc.'s Current Report on Form 8-K filed on March 11, 2010)

10.44
Botox® - Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52* to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 30, 2005)

10.45
Amendment No. 1 to Botox® - Japan License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan K.K., Allergan NK, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2* to Allergan, Inc.'s Current Report on Form 8-K filed on March 11, 2010)

10.46
Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference and included as Exhibit C* to Exhibit 2.1 to Allergan, Inc.'s Current Report on Form 8-K/A filed on September 24, 2007)

10.47
First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.48
License, Development, Supply and Distribution Agreement, dated as of October 28, 2008, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.* (incorporated by reference to Exhibit 10.61 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.49
First Amendment to License, Development, Supply and Distribution Agreement, dated as of April 20, 2009, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.62 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2009)

10.50
Second Amendment to License, Development, Supply and Distribution Agreement, dated as of June 13, 2011, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.* (incorporated by reference to Exhibit 10.2 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended June 30, 2011)

10.51
License, Transfer, and Development Agreement, dated as of March 31, 2010, among Serenity Pharmaceuticals LLC and Allergan Sales, LLC, Allergan USA, Inc., and Allergan, Inc. (incorporated by reference to Exhibit 10.1* to Allergan, Inc.'s Current Report on Form 8-K filed on April 2, 2010)

Exhibit No.	Description
10.52
Collaboration Agreement, dated as of January 28, 2011, among MAP Pharmaceuticals, Inc., Allergan USA, Inc., Allergan Sales, LLC and Allergan, Inc.* (incorporated by reference to Exhibit 10.55 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.53
First Amendment to Collaboration Agreement, dated May 10, 2011, among MAP Pharmaceuticals, Inc., Allergan USA, Inc., Allergan Sales, LLC and Allergan, Inc. * (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended June 30, 2011)

10.54
Co-Promotion Agreement, dated as of January 28, 2011, among MAP Pharmaceuticals, Inc., Allergan USA, Inc. and Allergan, Inc.* (incorporated by reference to Exhibit 10.56 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.55
Agreement and Plan of Merger, dated as of July 18, 2011, among Allergan, Inc., Erythema Acquisition, Inc., Vicept Therapeutics, Inc. and the Shareholders' Representative * (incorporated by reference to Exhibit 2.1 to Allergan, Inc.'s Current Report on Form 8-K filed on July 22, 2011)

10.56
Letter of Understanding, dated as of August 1, 2010, between Allergan, Inc. and Douglas S. Ingram (incorporated by reference to Exhibit 10.66 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended June 30, 2010)

10.57
Settlement Agreement, dated as of August 31, 2010, among Allergan, Inc., Allergan USA, Inc., the United States Department of Justice and the other parties listed therein (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on September 1, 2010)

10.58
Corporate Integrity Agreement, dated as of August 30, 2010, between Allergan, Inc. and the Office of Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to Allergan, Inc.'s Current Report on Form 8-K filed on September 1, 2010)

10.59
Plea Agreement, dated as of October 5, 2010, between Allergan, Inc. and the United States Attorney's Office for the Northern District of Georgia as counsel for the United States (incorporated by reference to Exhibit 10.70 to Allergan, Inc.'s Current Report on Form 10-Q for the Quarter ended September 30, 2011)

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

101
The following financial statements are from Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

 ——————————
*    Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the U.S. Securities and Exchange Commission and were granted confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLERGAN, INC.

By	/S/ DAVID E.I. PYOTT
David E.I. Pyott
Chairman of the Board, President and Chief Executive Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	February 28, 2012	By	/S/ DAVID E.I. PYOTT
David E.I. Pyott
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 28, 2012	By	/S/ JEFFREY L. EDWARDS
Jeffrey L. Edwards
Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

Date:	February 28, 2012	By	/S/ JAMES F. BARLOW
James F. Barlow
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Date:	February 28, 2012	By	/S/ HERBERT W. BOYER
Herbert W. Boyer, Ph.D.,
Vice Chairman of the Board

Date:	February 28, 2012	By	/S/ DEBORAH DUNSIRE
Deborah Dunsire, M.D., Director

Date:	February 28, 2012	By	/S/ MICHAEL R. GALLAGHER
Michael R. Gallagher, Director

Date:	February 23, 2012	By	/S/ DAWN HUDSON
Dawn Hudson, Director

Date:	February 28, 2012	By	/S/ ROBERT A. INGRAM
Robert A. Ingram, Director

Date:	February 28, 2012	By	/S/ TREVOR M. JONES
Trevor M. Jones, Ph.D., Director

Date:	February 28, 2012	By	/S/ LOUIS J. LAVIGNE, JR.
Louis J. Lavigne, Jr., Director

Date:	February 28, 2012	By	/S/ RUSSELL T. RAY
Russell T. Ray, Director

Date:	February 28, 2012	By	/S/ STEPHEN J. RYAN
Stephen J. Ryan, M.D., Director

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

Allergan’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on internal control over financial reporting as of December 31, 2011. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Allergan.

Management has used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of Allergan’s internal control over financial reporting. Management has concluded that Allergan’s internal control over financial reporting was effective as of December 31, 2011, based on those criteria.

David E.I. Pyott
Chairman of the Board,
President and
Chief Executive Officer
(Principal Executive Officer)

Jeffrey L. Edwards
Executive Vice President,
Finance and Business Development,
Chief Financial Officer
(Principal Financial Officer)

February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited Allergan, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allergan, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Allergan, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allergan, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended December 31, 2011 of Allergan, Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited the accompanying consolidated balance sheets of Allergan, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allergan, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allergan, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 28, 2012

ALLERGAN, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and equivalents	$2,406.1	$1,991.2
Short-term investments	179.9	749.1
Trade receivables, net	730.6	647.3
Inventories	249.7	229.4
Other current assets	482.0	376.7
Total current assets	4,048.3	3,993.7
Investments and other assets	247.1	261.4
Deferred tax assets	152.6	217.8
Property, plant and equipment, net	807.0	800.6
Goodwill	2,088.4	2,038.6
Intangibles, net	1,165.2	996.0
Total assets	$8,508.6	$8,308.1
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$83.9	$28.1
Convertible notes	—	642.5
Accounts payable	200.4	222.5
Accrued compensation	200.6	182.4
Other accrued expenses	470.1	436.8
Income taxes	—	16.1
Total current liabilities	955.0	1,528.4
Long-term debt	1,515.4	1,534.2
Other liabilities	705.8	464.4
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,527,460 and 307,511,888 shares as of December 31, 2011 and 2010, respectively	3.1	3.1
Additional paid-in capital	2,761.8	2,815.5
Accumulated other comprehensive loss	(241.4)	(152.9)
Retained earnings	2,969.3	2,225.9
	5,492.8	4,891.6
Less treasury stock, at cost (2,254,935 and 1,986,822 shares as of December 31, 2011 and 2010, respectively)	(183.2)	(133.9)
Total stockholders’ equity	5,309.6	4,757.7
Noncontrolling interest	22.8	23.4
Total equity	5,332.4	4,781.1
Total liabilities and equity	$8,508.6	$8,308.1

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product net sales	$5,347.1	$4,819.6	$4,447.6
Other revenues	72.0	99.8	56.0
Total revenues	5,419.1	4,919.4	4,503.6

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	748.7	722.0	750.9
Selling, general and administrative	2,246.6	2,017.6	1,921.5
Research and development	902.8	804.6	706.0
Amortization of acquired intangible assets	127.6	138.0	146.3
Legal settlement	—	609.2	—
Impairment of intangible assets and related costs	23.7	369.1	—
Restructuring charges	4.6	0.3	50.9
Operating income	1,365.1	258.6	928.0

Non-operating income (expense):
Interest income	6.9	7.3	7.0
Interest expense	(71.8)	(78.7)	(76.9)
Gain on investments, net	—	—	24.6
Other, net	(0.5)	(16.4)	(34.2)
	(65.4)	(87.8)	(79.5)

Earnings before income taxes	1,299.7	170.8	848.5
Provision for income taxes	361.6	165.9	224.7

Net earnings	938.1	4.9	623.8
Net earnings attributable to noncontrolling interest	3.6	4.3	2.5
Net earnings attributable to Allergan, Inc.	$934.5	$0.6	$621.3

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$3.07	$0.00	$2.05
Diluted	$3.01	$0.00	$2.03

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest	Total Equity	Comprehensive Income (Loss)
	Shares	Par Value				Shares	Amount
Balance December 31, 2008	307.5	$3.1	$2,596.6	$(198.7)	$1,842.1	(3.4)	$(192.4)	$1.8	$4,052.5
Comprehensive income
Net earnings					621.3			2.5	623.8	$623.8
Other comprehensive income, net of tax:
Pension and postretirement benefit plan adjustments:
Net gain				48.9						48.9
Amortization				9.2						9.2
Foreign currency translation adjustments				37.2				1.7		38.9
Amortization of deferred holding gains on derivatives designated as cash flow hedges				(0.8)						(0.8)
Unrealized gain on investments				1.4						1.4
Other comprehensive income									97.6	97.6
Comprehensive income										$721.4
Dividends ($0.20 per share)					(60.9)				(60.9)
Stock options exercised					(35.5)	2.2	101.0		65.5
Excess tax benefits from share-based compensation			7.3						7.3
Activity under other stock plans					(2.6)	0.2	11.5		8.9
Purchase of treasury stock						(2.0)	(105.5)		(105.5)
Stock-based award activity			126.4		(7.7)	(0.1)	20.9		139.6
Noncontrolling interest from an acquisition								16.7	16.7
Dividends to noncontrolling interest								(1.6)	(1.6)
Balance December 31, 2009	307.5	3.1	2,730.3	(102.8)	2,356.7	(3.1)	(164.5)	21.1	4,843.9
Comprehensive income (loss)
Net earnings					0.6			4.3	4.9	$4.9
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plan adjustments:
Net losses				(53.5)						(53.5)
Amortization				8.2						8.2
Foreign currency translation adjustments				(4.0)				0.8		(3.2)
Amortization of deferred holding gains on derivatives designated as cash flow hedges				(0.8)						(0.8)
Other comprehensive loss									(49.3)	(49.3)
Comprehensive loss										$(44.4)
Dividends ($0.20 per share)					(60.9)				(60.9)
Stock options exercised					(73.9)	5.4	305.1		231.2
Excess tax benefits from share-based compensation			27.1						27.1
Activity under other stock plans			2.6		0.7	0.1	3.9		7.2
Purchase of treasury stock						(4.5)	(286.0)		(286.0)
Stock-based award activity			55.5		2.7	0.1	7.6		65.8
Noncontrolling interest from an acquisition								(0.4)	(0.4)
Dividends to noncontrolling interest								(2.4)	(2.4)
Balance December 31, 2010	307.5	3.1	2,815.5	(152.9)	2,225.9	(2.0)	(133.9)	23.4	4,781.1
Comprehensive income
Net earnings					934.5			3.6	938.1	$938.1
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plan adjustments:
Net losses				(62.7)						(62.7)
Net gain on remeasurement of postretirement benefit plan liability				13.1						13.1
Amortization				12.7						12.7
Foreign currency translation adjustments				(41.4)				(1.2)		(42.6)
Reclassification adjustment for foreign currency translation gains included in net income from the substantially complete liquidation of an investment in a foreign subsidiary				(9.4)						(9.4)
Amortization of deferred holding gains on derivatives designated as cash flow hedges				(0.8)						(0.8)
Other comprehensive loss									(89.7)	(89.7)
Comprehensive income										$848.4
Dividends ($0.20 per share)					(61.1)				(61.1)
Stock options exercised			0.7		(131.2)	5.5	394.5		264.0
Excess tax benefits from share-based compensation			37.7						37.7
Activity under other stock plans			0.1		(0.4)		6.3		6.0
Purchase of treasury stock						(6.0)	(461.7)		(461.7)
Stock-based award activity			67.0		1.6	0.2	11.6		80.2
Repurchase of equity component of convertible borrowings			(159.2)						(159.2)
Dividends to noncontrolling interest								(3.0)	(3.0)
Balance December 31, 2011	307.5	$3.1	$2,761.8	$(241.4)	$2,969.3	(2.3)	$(183.2)	$22.8	$5,332.4
See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$938.1	$4.9	$623.8
Non-cash items included in net earnings:
Depreciation and amortization	253.4	257.1	262.1
Amortization of original issue discount and debt issuance costs	9.7	28.4	27.5
Amortization of net realized gain on interest rate swap	(1.3)	(1.3)	(1.3)
Deferred income tax benefit	(68.9)	(249.1)	(112.8)
Loss on disposal and impairment of assets	—	17.9	3.8
Loss on extinguishment of convertible debt	—	—	5.3
Unrealized (gain) loss on derivative instruments	(11.1)	7.6	13.6
Expense of share-based compensation plans	86.3	73.9	151.9
Legal settlement	—	15.2	—
Impairment of intangible assets and related costs	20.4	369.1	—
Expense from changes in fair value of contingent consideration	11.9	7.9	—
Restructuring charges	4.6	0.3	50.9
Loss (gain) on investments, net	1.3	—	(24.6)
Changes in operating assets and liabilities:
Trade receivables	(105.6)	(71.4)	(17.7)
Inventories	(24.0)	(5.6)	67.7
Other current assets	(33.1)	7.3	4.9
Other non-current assets	(13.4)	(18.6)	(20.3)
Accounts payable	(19.3)	8.6	22.5
Accrued expenses	39.1	34.4	16.2
Income taxes	(19.8)	(17.6)	(1.6)
Other liabilities	13.6	(5.1)	41.4
Net cash provided by operating activities	1,081.9	463.9	1,113.3

Cash flows from investing activities:
Purchases of short-term investments	(571.1)	(824.1)	—
Acquisitions, net of cash acquired	(101.4)	(69.8)	(12.8)
Additions to property, plant and equipment	(118.6)	(102.8)	(95.8)
Additions to capitalized software	(11.2)	(13.3)	(26.6)
Additions to intangible assets	(0.3)	(40.9)	(3.3)
Contractual purchase price adjustments to prior acquisitions	—	(1.7)	11.6
Proceeds from maturities of short-term investments	1,140.3	75.0	—
Proceeds from sale of equity investments	1.9	—	28.2
Proceeds from sale of property, plant and equipment	1.2	0.4	—
Net cash provided by (used in) investing activities	340.8	(977.2)	(98.7)

Cash flows from financing activities:
Repayments of convertible borrowings	(808.9)	—	(98.3)
Dividends to stockholders	(61.1)	(60.6)	(60.6)
Payments to acquire treasury stock	(461.7)	(286.0)	(105.5)
Payments of contingent consideration	(3.0)	—	—
Net borrowings of notes payable	30.7	6.6	12.1
Debt issuance costs	—	(6.1)	—
Proceeds from issuance of senior notes, net of discount	—	648.0	—
Sale of stock to employees	264.0	234.0	63.5
Excess tax benefits from share-based compensation	37.7	27.1	7.3
Net cash (used in) provided by financing activities	(1,002.3)	563.0	(181.5)

Effect of exchange rate changes on cash and equivalents	(5.5)	(5.6)	3.6
Net increase in cash and equivalents	414.9	44.1	836.7
Cash and equivalents at beginning of period	1,991.2	1,947.1	1,110.4
Cash and equivalents at end of period	$2,406.1	$1,991.2	$1,947.1

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$64.5	$48.0	$53.7
Income taxes, net of refunds	$399.3	$410.8	$332.6

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in equity. Aggregate net realized and unrealized gains (losses) resulting from foreign currency transactions and derivative contracts of approximately $0.3 million, $(17.8) million and $(28.9) million for the years ended December 31, 2011, 2010 and 2009, respectively, are included in “Other, net” in the Company’s consolidated statements of earnings.

Cash and Equivalents

The Company considers cash in banks, repurchase agreements, commercial paper, money-market funds and deposits with financial institutions with maturities of three months or less when purchased and that can be liquidated without prior notice or penalty, to be cash and equivalents.

Short-Term Investments

Short-term investments consist primarily of investment grade commercial paper with maturities from three months to one year when purchased and are classified as available-for-sale. As of December 31, 2011, short-term investments are valued at cost, which approximates fair value due to their short-term maturities.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually. Intangible assets include developed technology, customer relationships, licensing agreements, trademarks, core technology and other rights, which are being amortized over their estimated useful lives ranging from three to 21 years, and in-process research and development assets with indefinite useful lives that are not amortized, but instead tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the in-process research and development assets are either amortized over their estimated useful lives or written-off immediately.

Treasury Stock

Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 18.4 million repurchased shares in its treasury account at any one time. As of December 31, 2011 and 2010, the Company held approximately 2.3 million and 2.0 million treasury shares, respectively, under this program.

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

The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $4.5 million and $4.4 million at December 31, 2011 and 2010, respectively. The Company permits returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Estimated allowances for sales returns are based upon the Company’s historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in the Company’s consolidated balance sheets at December 31, 2011 and 2010 were $68.5 million and $52.3 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in the Company’s consolidated balance sheets. (See Note 4, “Composition of Certain Financial Statement Captions.”) Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.

The Company participates in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the U.S. Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. The Company also offers rebate and other incentive programs for its aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in the Company’s consolidated balance sheets. (See Note 4, “Composition of Certain Financial Statement

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Captions.”) The amounts accrued for sales rebates and other incentive programs were $249.1 million and $186.5 million at December 31, 2011 and 2010, respectively.

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

The Company recognizes license fees, royalties and reimbursement income for services provided as other revenues based on the facts and circumstances of each contractual agreement. In general, the Company recognizes income upon the signing of a contractual agreement that grants rights to products or technology to a third party if the Company has no further obligation to provide products or services to the third party after entering into the contract. The Company recognizes contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The Company defers income under contractual agreements when it has further obligations that indicate that a separate earnings process has not been completed.

Contingent Consideration

Contingent consideration liabilities represent future amounts the Company may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones. The Company estimates the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestones and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The Company evaluates its estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are included in “Selling, general and administrative” in the Company’s consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $214.6 million and $44.5 million at December 31, 2011 and 2010, respectively, and was included in "Other accrued expenses" and "Other liabilities" in the consolidated balance sheets.

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

Advertising Expenses

Advertising expenses relating to production costs are expensed as incurred and the costs of television time, radio time and space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $177.3 million, $171.4 million and $185.2 million in 2011, 2010 and 2009, respectively.

Product Liability Self-Insurance

Consistent with market practice in its industry, the Company recently elected to largely self-insure for future product liability losses related to Botox® and Botox® Cosmetic for injuries alleged to have occurred on or after June 1, 2011. The Company

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

is also self-insured for product liability losses related to its breast implant products. Future product liability losses associated with Botox®, Botox® Cosmetic and breast implant products are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, the Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

Valuation allowances against the Company’s deferred tax assets were $14.9 million and $4.3 million at December 31, 2011 and December 31, 2010, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2011, the Company had approximately $2,505.1 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these earnings were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

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

On January 15, 2010, the Company acquired Serica Technologies, Inc. for an aggregate purchase price of approximately $63.7 million, net of cash acquired. On July 1, 2010, the Company completed a business combination agreement and entered into a revised distribution agreement with its distributor in Turkey. The Company paid $33.0 million for the termination of the original distribution agreement and purchased the commercial assets related to the selling of the Company’s products in Turkey for $6.1 million in cash and estimated contingent consideration of $36.7 million as of the acquisition date. On June 17, 2011, the Company acquired Alacer Biomedical, Inc. for an aggregate purchase price of approximately $7.0 million, net of cash acquired. On July 1, 2011, the Company purchased the commercial assets related to the selling and distribution of the Company’s products from its distributor in South Africa for $8.6 million, net of a $2.2 million pre-existing third-party receivable from the distributor. On July 22, 2011, the Company acquired Vicept Therapeutics, Inc. for $74.1 million in cash and estimated contingent consideration of $163.0 million as of the acquisition date. On August 8, 2011, the Company acquired Precision Light, Inc. for $11.7 million in cash and estimated contingent consideration of $6.2 million. The Company accounted for these acquisitions as business combinations. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of the guidance and performed the qualitative assessment for its specialty pharmaceuticals reporting unit during its October 2011 annual goodwill impairment assessment.

In December 2010, the FASB issued an accounting standards update that provides guidance on the recognition and classification of the annual fee imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, on pharmaceutical companies that sell branded prescription drugs or biologics to specified government programs in the United States. Under this guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying sale with a corresponding deferred cost that is amortized to operating expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year in which it is payable. The annual fee ranges from $2.5 billion to $4.1 billion for all affected entities in total, a portion of which will be allocated to the Company on the basis of the amount of its branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. The annual fee is not deductible for federal income tax purposes. This guidance became effective for calendar years beginning after December 31, 2010. The Company adopted the provisions of the guidance in the first quarter of 2011 and recorded an estimated annual fee of $23.2 million for 2011.

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

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements. This guidance allows an entity to make an accounting policy election to recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance became effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted. The Company made an accounting policy election to apply the guidance prospectively beginning in the first quarter of 2011 to recognize revenue in its entirety in the period in which a substantive milestone is achieved. The adoption did not have a material impact on the Company’s consolidated financial statements. As of December 31, 2011, the Company has potential

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

future milestone receipts of approximately $473.0 million for the achievement of development, regulatory and sales milestones in connection with certain collaboration agreements, including $373.0 million related to a development and commercialization agreement that the Company entered into in 2010 with Bristol-Myers Squibb Company (Bristol-Myers Squibb) that granted Bristol-Myers Squibb exclusive worldwide rights to develop, manufacture and commercialize an investigational drug for neuropathic pain. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

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

New Accounting Standards Not Yet Adopted

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance will be effective for fiscal years beginning after December 15, 2011, which will be the Company's fiscal year 2012, with early adoption permitted. In December 2011, the FASB issued an accounting standards update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

Note 2:  Acquisitions and Collaborations

Precision Light Acquisition

On August 8, 2011, the Company completed the acquisition of Precision Light, Inc. (Precision Light), a privately-held medical device company based in the United States focused on developing breast, facial and body imaging systems to simulate the outcome of aesthetic medical procedures, including breast surgery, for an upfront payment of $11.7 million, net of cash acquired. The Company is also required to pay additional contingent consideration based on the achievement of certain commercial milestones. The estimated fair value of the contingent consideration as of the acquisition date was $6.2 million. In connection with the acquisition, the Company acquired assets with a fair value of $28.0 million, consisting of an intangible asset of $20.4 million, non-current deferred tax assets of $0.8 million and goodwill of $6.8 million, and assumed liabilities of $10.1 million, consisting of current liabilities of $2.6 million and non-current deferred tax liabilities of $7.5 million. The intangible asset relates to distribution rights that have an estimated useful life of five years. As of December 31, 2011, the total estimated fair value of the contingent consideration of $6.2 million was included in “Other liabilities.”

Vicept Acquisition

On July 22, 2011, the Company completed the acquisition of Vicept Therapeutics, Inc. (Vicept), a privately-held dermatology company based in the United States focused on developing a novel compound to treat erythema (redness) associated with rosacea, for an upfront payment of $74.1 million, net of cash acquired, plus up to an aggregate of $200.0 million in payments contingent upon achieving certain future development and regulatory milestones plus additional payments contingent upon acquired products achieving certain sales milestones. The estimated fair value of the contingent consideration as of the acquisition date was $163.0 million. In connection with the acquisition, the Company acquired assets with a fair value of $343.7 million,

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consisting of an in-process research and development asset of $287.0 million, non-current deferred tax assets of $7.3 million and goodwill of $49.4 million, and assumed liabilities of $106.6 million, consisting of current liabilities of $2.2 million and non-current deferred tax liabilities of $104.4 million. During 2011, the Company recognized $7.6 million of expense related to the change in the estimated fair value of the contingent consideration liability, which is included in selling, general and administrative (SG&A) expenses. As of December 31, 2011, the total estimated fair value of the contingent consideration of $170.6 million was included in “Other liabilities.”

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

The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $8.6 million, net of a $2.2 million pre-existing third-party receivable from the distributor. The Company acquired assets with a fair value of $11.1 million, consisting of inventories of $5.6 million, an intangible asset of $3.9 million and goodwill of $1.6 million, and assumed accrued liabilities of $0.3 million. The intangible asset relates to distribution rights that have an estimated useful life of ten years.

Alacer Acquisition

On June 17, 2011, the Company completed the acquisition of Alacer Biomedical, Inc. (Alacer), a development stage medical device company focused on tissue reinforcement, for an aggregate purchase price of approximately $7.0 million, net of cash acquired. In connection with the acquisition, the Company acquired assets with a fair value of $12.3 million, consisting of intangible assets of $9.0 million, non-current deferred tax assets of $1.0 million and goodwill of $2.3 million, and assumed liabilities of $5.3 million, consisting of accrued liabilities of $2.0 million and non-current deferred tax liabilities of $3.3 million.

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

In conjunction with the termination of the existing distributor agreement, the Company paid $33.0 million, including a termination fee and related taxes, which was included in SG&A expenses in the third quarter of 2010. The purchase of the

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $6.1 million and is required to pay additional contingent consideration based on specified percentages of revenue in Turkey over a five year period from the acquisition date. The estimated fair value of the contingent consideration as of the acquisition date was $36.7 million. The Company recognized goodwill of $31.5 million and intangible assets of $11.3 million based on their estimated fair values at the purchase date. No liabilities were assumed in connection with the purchase. During 2011 and 2010, the Company recognized $4.3 million and $7.9 million, respectively, of expense related to the change in the estimated fair value of the contingent consideration liability, which is included in SG&A expenses. During 2011, the Company made contingent consideration payments of $3.0 million. As of December 31, 2011, the total estimated fair value of the contingent consideration was $37.8 million, of which $4.9 million was included in “Other accrued expenses” and $32.9 million was included in “Other liabilities.”

Serica Acquisition

On January 15, 2010, the Company completed the acquisition of Serica Technologies, Inc. (Serica), a development stage medical device company based in the United States focused on developing biodegradable silk-based scaffolds for use in tissue reinforcement, for an aggregate purchase price of approximately $63.7 million, net of cash acquired. In connection with the acquisition, the Company acquired assets with a fair value of $96.0 million, consisting of intangible assets of $71.4 million, goodwill of $13.2 million, property, plant and equipment of $0.7 million and non-current deferred tax assets of $10.7 million, and assumed liabilities of $32.3 million, consisting of accounts payable and accrued liabilities of $3.1 million, notes payable of $3.4 million and non-current deferred tax liabilities of $25.8 million. The acquisition was funded from the Company’s cash and equivalents balances. The Serica acquisition provides the Company with an approved technology that has potential future application in a variety of medical device applications.

The Company does not consider the business combinations noted above to be material, either individually or in the aggregate. The Company’s fair value estimates may change during the allowable measurement period, which is up to one year from the acquisition date, if additional information becomes available.

Collaborations

On May 4, 2011, the Company announced a license agreement with Molecular Partners AG pursuant to which the Company obtained exclusive global rights in the field of ophthalmology for MP0112, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases. Under the terms of the agreement, the Company made a $45.0 million upfront payment to Molecular Partners AG in May 2011, which was recorded as research and development (R&D) expense in the second quarter of 2011 because the technology has not yet achieved regulatory approval. The terms of the agreement also include potential future development, regulatory and sales milestone payments to Molecular Partners AG of up to $375.0 million, as well as potential future royalty payments.

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

In March 2010, the Company and Serenity Pharmaceuticals, LLC (Serenity) entered into an agreement for the license, development and commercialization of a Phase III investigational drug currently in clinical development for the treatment of nocturia, a common urological disorder in adults characterized by frequent urination at night time. Under the terms of the agreement, the Company receives exclusive worldwide rights to develop, manufacture and commercialize the investigational drug for all potential indications except primary nocturnal enuresis (pediatric bedwetting). In conjunction with the agreement,

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company made an upfront payment to Serenity of $43.0 million in 2010. The terms of the agreement also include potential future development and regulatory milestone payments to Serenity of up to $122.0 million, as well as potential future sales milestone and royalty payments. Because the technology has not yet achieved regulatory approval, the Company recorded the upfront payment of $43.0 million as R&D expense in the first quarter of 2010.

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

In September 2010, the Company acquired from Vistakon Pharmaceuticals, LLC, Janssen Pharmaceutica N.V. and Johnson & Johnson Vision Care Inc. the global license to manufacture and commercialize alcaftadine 0.25%, a topical allergy medication for the prevention and treatment of itching associated with allergic conjunctivitis. In conjunction with the license agreement for this product that was approved in July 2010 for marketing in the United States under the brand name Lastacaft® (alcaftadine ophthalmic solution), the Company made an upfront payment of $23.0 million in the fourth quarter of 2010. The terms of the agreement also require the Company to make potential future regulatory milestone payments of up to $12.0 million, as well as future royalty payments. The Company capitalized $22.4 million of the upfront licensing payment as an intangible asset in the third quarter of 2010.

In March 2010, the Company and Bristol-Myers Squibb entered into an agreement for the development and commercialization of an investigational drug for neuropathic pain. Under the terms of the agreement, the Company granted to Bristol-Myers Squibb exclusive worldwide rights to develop, manufacture, and commercialize the investigational drug for neuropathic pain and backup compounds. In conjunction with the agreement, the Company received a net upfront payment of $36.0 million in the second quarter of 2010. The terms of the agreement also include potential future development and regulatory milestone payments to the Company of up to $373.0 million, as well as potential future royalty payments.The Company recorded the net upfront receipt of $36.0 million as other revenue in the first quarter of 2010.

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

As a result of discontinuing the development of EasyBand™ and the closure of the related research and development facility, during 2011 the Company recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology, fixed asset impairment charges of $2.2 million and a gain of $9.4 million from the substantially complete liquidation of the Company’s investment in a foreign subsidiary. In addition, the Company recorded $4.7 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.6 million of contract termination costs and $0.1 million of other related costs.

2009 Restructuring Plan

On February 4, 2009, the Company announced a restructuring plan that involved a workforce reduction of approximately 460 employees, primarily in the United States and Europe. The majority of the employees affected by the restructuring plan

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company began to record costs associated with the closure of the Arklow manufacturing facility in the first quarter of 2008 and substantially completed all activities related to the restructuring and phased closure of the Arklow facility in the third quarter of 2009. As of December 31, 2009, the Company had recorded cumulative pre-tax restructuring charges of $35.6 million, cumulative costs for the rollout of capitalized employee termination benefits and accelerated depreciation costs related to inventory production of $23.2 million and cumulative costs related to one-time termination benefits and asset impairments of $1.3 million. The restructuring charges primarily consist of employee severance, one-time termination benefits, contract termination costs and other costs related to the closure of the Arklow manufacturing facility. During 2010, the Company recorded a $0.3 million restructuring charge reversal. During 2009, the Company recorded $8.4 million of pre-tax restructuring charges and recognized $14.4 million of cost of sales for the rollout of capitalized employee retention termination benefits and accelerated depreciation costs related to inventory production and $0.1 million of R&D expenses related to one-time termination benefits.

Other Restructuring Activities and Integration Costs

Included in 2011 is a $0.1 million restructuring charge reversal primarily for employee severance related to the Serica

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

acquisition.

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

Included in 2011 are $2.6 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and licensing, collaboration and co-promotion agreements. Included in 2010 are $2.0 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and a license, development and commercialization agreement. Included in 2009 are $0.8 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses.

Note 4:  Composition of Certain Financial Statement Captions

	December 31,
	2011	2010
	(in millions)
Trade receivables, net
Trade receivables	$793.7	$699.4
Less allowance for sales returns — medical device products	31.2	23.1
Less allowance for doubtful accounts	31.9	29.0
	$730.6	$647.3

Inventories
Finished products	$167.1	$148.2
Work in process	37.5	41.1
Raw materials	45.1	40.1
	$249.7	$229.4

Other current assets
Prepaid expenses	$99.8	$64.7
Deferred taxes	305.6	277.7
Other	76.6	34.3
	$482.0	$376.7

Investments and other assets
Deferred executive compensation investments	$70.9	$64.9
Capitalized software	57.8	75.3
Prepaid pensions	3.5	7.5
Prepaid royalties	4.9	8.5
Interest rate swap fair value	48.1	42.3
Debt issuance costs	9.5	10.0
Non-marketable equity investments	9.0	7.7
Other	43.4	45.2
	$247.1	$261.4

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2011	2010
	(in millions)
Property, plant and equipment, net
Land	$58.9	$58.9
Buildings	816.5	773.6
Machinery and equipment	653.8	614.8
	1,529.2	1,447.3
Less accumulated depreciation	722.2	646.7
	$807.0	$800.6

Other accrued expenses
Sales rebates and other incentive programs	$249.1	$186.5
Royalties	27.0	34.6
Interest	15.0	17.3
Sales returns — specialty pharmaceutical products	37.3	29.2
Legal settlement expenses	—	15.2
Product warranties — breast implant products	6.5	6.7
Contingent consideration	4.9	—
Other	130.3	147.3
	$470.1	$436.8

Other liabilities
Postretirement benefit plan	$41.3	$56.5
Qualified and non-qualified pension plans	204.4	152.1
Deferred executive compensation	75.0	68.9
Deferred income	81.1	87.8
Contingent consideration	209.7	41.3
Product warranties — breast implant products	26.1	23.4
Unrecognized tax benefit liabilities	39.3	15.9
Other	28.9	18.5
	$705.8	$464.4

Accumulated other comprehensive loss
Foreign currency translation adjustments	$(33.5)	$17.3
Deferred holding gains on derivative instruments, net of taxes of $2.3 million and $2.8 million for 2011 and 2010, respectively	3.3	4.1
Actuarial losses not yet recognized as a component of pension and postretirement benefit plan costs, net of taxes of $106.3 million and $93.9 million for 2011 and 2010, respectively	(211.2)	(174.3)
	$(241.4)	$(152.9)

At December 31, 2011 and 2010, approximately $7.8 million and $6.4 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant. At December 31, 2011 and 2010, approximately $7.7 million and $11.7 million, respectively, of specific reserves for sales returns related to certain genericized eye care pharmaceutical products are included in accrued sales returns – specialty pharmaceutical products.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5:  Intangibles and Goodwill

Intangibles

At December 31, 2011 and 2010, the components of intangibles and certain other related information were as follows:

	December 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,111.0	$(435.1)	13.5	$1,129.6	$(353.2)	13.4
Customer relationships	42.3	(42.3)	3.1	42.3	(42.3)	3.1
Licensing	185.8	(137.2)	9.3	185.6	(116.7)	9.3
Trademarks	26.7	(25.0)	6.2	27.4	(24.2)	6.3
Core technology	181.3	(71.4)	15.2	189.6	(61.5)	15.2
Other	38.5	(5.4)	6.9	17.0	(1.9)	9.1
	1,585.6	(716.4)	12.6	1,591.5	(599.8)	12.7
Unamortizable Intangible Assets:
In-process research and development	296.0	—		4.3	—
	$1,881.6	$(716.4)		$1,595.8	$(599.8)

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

In the third quarter of 2010, the Company concluded that the intangible assets and a related prepaid royalty asset associated with the Sanctura® franchise (the Sanctura® Assets), which the Company acquired in connection with its 2007 acquisition of Esprit Pharma Holding Company, Inc. and certain subsequent licensing and commercialization transactions, had become impaired. The Company determined that an impairment charge was required with respect to the Sanctura® Assets because the estimated undiscounted future cash flows over their remaining useful life were not sufficient to recover the current carrying amount of the Sanctura® Assets and the carrying amount exceeded the estimated fair value of those assets due to a reduction in

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expected future financial performance for the Sanctura® franchise resulting from lower than anticipated acceptance by patients, physicians and payors. As a result, in the third quarter of 2010, the Company recorded an aggregate charge of $369.1 million ($228.6 million after-tax) related to the impairment of the Sanctura® Assets and related costs, which includes a pre-tax charge of $343.2 million for the impairment of the Sanctura® intangible assets. In the second quarter of 2011, the Company recorded additional related costs of $3.3 million.

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
	(in millions)
Developed technology	$89.6	$97.4	$101.4
Customer relationships	—	0.3	4.2
Licensing	20.4	22.1	23.2
Trademarks	1.4	4.4	4.4
Core technology	12.3	12.4	12.7
Other	3.9	1.4	0.4
	$127.6	$138.0	$146.3

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

Estimated amortization expense is $123.7 million for 2012, $109.5 million for 2013, $104.6 million for 2014, $99.5 million for 2015 and $89.8 million for 2016.

Goodwill

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2011 and 2010 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2009	$73.2	$1,925.1	$1,998.3
Purchase of distributor’s business in Turkey	31.5	—	31.5
Serica acquisition	—	13.2	13.2
Samil acquisition contractual purchase price adjustment	1.7	—	1.7
Foreign exchange translation effects and other	—	(6.1)	(6.1)
Balance at December 31, 2010	106.4	1,932.2	2,038.6
Vicept acquisition	49.4	—	49.4
Precision Light acquisition	—	6.8	6.8
Purchase of distributor’s business in South Africa	1.6	—	1.6
Alacer acquisition	—	2.3	2.3
Foreign exchange translation effects	(7.3)	(3.0)	(10.3)
Balance at December 31, 2011	$150.1	$1,938.3	$2,088.4

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Note 6: Notes Payable and Long-Term Debt

	2011 Average Effective Interest Rate	December 31, 2011	2010 Average Effective Interest Rate	December 31, 2010
		(in millions)		(in millions)
Bank loans	10.05%	$58.9	6.80%	$28.1
Medium term notes; maturing 2012	7.47%	25.0	7.47%	25.0
Real estate mortgage; maturing 2017	5.65%	20.0	5.65%	20.0
Senior notes due 2016	5.79%	799.0	5.79%	798.8
Senior notes due 2020	3.41%	648.3	3.41%	648.1
Interest rate swap fair value adjustment		48.1		42.3
		1,599.3		1,562.3
Less current maturities		83.9		28.1
Total long-term debt		$1,515.4		$1,534.2

At December 31, 2011, the Company had a committed long-term credit facility, a commercial paper program, a medium-term note program, a shelf registration statement that allows the Company to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. On October 28, 2011, the Company amended and restated its committed long-term credit facility to extend the maturity date to October 2016 and modify certain other terms, including interest rates and fees. The termination date can be further extended from time to time upon the Company’s request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $600.0 million in borrowings. However, the combined borrowings under the committed long-term credit facility and the commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. The Company was in compliance with these covenants at December 31, 2011. As of December 31, 2011, the Company had no borrowings under its committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, $20.0 million in borrowings outstanding under the real estate mortgage, $58.9 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. The Company may from time to time seek to retire or purchase its outstanding debt.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On January 31, 2007, the Company entered into a nine-year, two month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At December 31, 2011 and 2010, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $48.1 million and $42.3 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During 2011, 2010 and 2009, the Company recognized $15.0 million, $15.1 million and $14.3 million, respectively, as a reduction of interest expense due to the differential to be received.

In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During 2011, 2010 and 2009, the Company recognized $1.3 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of December 31, 2011, the remaining unrecognized gain of $5.6 million ($3.3 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2012 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.

No portion of amounts recognized from contracts designated as cash flow hedges was considered to be ineffective during 2011, 2010 and 2009, respectively.

The aggregate maturities of total debt obligations, excluding the interest rate swap fair value adjustment of $48.1 million, for each of the next five years and thereafter are as follows: $83.9 million in 2012; zero in 2013, 2014 and 2015, $799.0 million in 2016 and $668.3 million thereafter. Interest incurred of $1.0 million in 2011, $0.5 million in 2010 and $1.0 million in 2009 has been capitalized and included in property, plant and equipment.

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

In the first quarter of 2009, the Company paid $98.3 million to repurchase $100.3 million principal amount of the 2026 Convertible Notes with a carrying value of $92.3 million and a calculated fair value of approximately $97.0 million. The Company recognized a $4.7 million loss on extinguishment of the convertible debt. In addition, the Company wrote off $0.6 million of related unamortized deferred debt issuance costs as loss on extinguishment of the convertible debt. The difference between the amount paid and the calculated fair value of the liability component of the 2026 Convertible Notes was recognized as a decrease to additional paid-in capital, net of the effect of deferred taxes.

On March 8, 2011, the Company announced its intention to redeem the remaining 2026 Convertible Notes at the principal amount plus accrued interest on April 5, 2011. Most note holders elected to exercise the conversion feature of the 2026 Convertible Notes prior to redemption. Pursuant to the terms of the 2026 Convertible Notes, the Company elected to pay the full conversion

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

 Note 8:  Income Taxes

The components of earnings before income taxes were:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
U.S.	$690.0	$103.3	$394.3
Non-U.S.	609.7	67.5	454.2
Total	$1,299.7	$170.8	$848.5

The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Current
U.S. federal	$307.7	$287.9	$234.7
U.S. state	32.7	32.8	41.5
Non-U.S.	90.1	94.3	61.3
Total current	430.5	415.0	337.5
Deferred
U.S. federal	(59.8)	(244.2)	(87.8)
U.S. state	(18.2)	13.9	(17.7)
Non-U.S.	9.1	(18.8)	(7.3)
Total deferred	(68.9)	(249.1)	(112.8)
Total	$361.6	$165.9	$224.7

The current provision for income taxes does not reflect the tax benefit of $37.7 million, $27.1 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to excess tax benefits from share-based compensation recorded directly to “Additional paid-in capital” in the consolidated balance sheets.

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

The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011	2010	2009
Statutory rate of tax expense	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	1.6	20.4	3.3
Tax differential on foreign earnings	(9.1)	28.4	(11.2)
Other credits (R&D)	(2.0)	(15.9)	(4.3)
Tax audit settlements/adjustments	1.5	6.0	1.3
Legal settlement	—	18.8	—
Other	0.8	4.4	2.4
Effective tax rate	27.8%	97.1%	26.5%

Withholding and U.S. taxes have not been provided on approximately $2,505.1 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings indefinitely in such operations, or the U.S. taxes on such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.

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

The Company has disagreed with certain positions taken by the IRS in the partially settled audit cycles noted above. With respect to the Allergan 2005 and 2006 tax years and the Inamed pre-acquisition tax years 2003 to 2006, the Company has completed the Appeals process and is awaiting the calculation of the final tax determinations by the IRS. The Company and its consolidated subsidiaries are currently under examination by the IRS for tax years 2007 and 2008. The Company believes that it has provided adequate accruals for any tax deficiencies or reductions in tax benefits that could result from all open audit years.

At December 31, 2011, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $55.9 million. The Company has U.S. net operating loss carryforwards of approximately $107.7 million which are subject to limitation under section 382 of the Internal Revenue Code. If not utilized, the U.S. federal net operating loss carryforwards will begin to expire in 2027.

The Company has a subsidiary in Costa Rica under a tax incentive grant, which provides that the Company will be exempt from local income tax until the current tax incentive grant expires at the end of 2015.

 Temporary differences and carryforwards/carrybacks which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011	2010
	(in millions)
Deferred tax assets
Net operating loss carryforwards/carrybacks	$44.7	$40.3
Accrued expenses	105.6	103.3
Capitalized expenses	136.2	104.4
Deferred compensation	35.7	30.2
Medicare, Medicaid and other accrued health care rebates	69.0	48.6
Postretirement medical benefits	16.1	20.6
Capitalized intangible assets	49.9	83.3
Deferred revenue	17.2	13.1
Inventory reserves and adjustments	80.3	75.8
Share-based compensation awards	86.6	88.0
Unbilled costs	25.5	23.6
Pension plans	67.7	52.6
All other	50.0	50.2
	784.5	734.0
Less: valuation allowance	(14.9)	(4.3)
Total deferred tax assets	769.6	729.7

Deferred tax liabilities
Depreciation	15.5	15.0
Developed and core technology intangible assets	188.3	213.7
In-process R&D	107.6	—
All other	—	5.5
Total deferred tax liabilities	311.4	234.2
Net deferred tax assets	$458.2	$495.5

The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2011 were $305.6 million and $152.6 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2010 were $277.7 million and $217.8 million, respectively. Net current deferred tax assets are included in “Other current assets” in the Company’s consolidated balance sheets. The increase in the amount of the valuation allowance at December 31, 2011 compared to December 31, 2010 is primarily due to a corresponding increase in a deferred tax asset that the Company determined required a valuation allowance.

Based on the Company's historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing total deferred tax assets at December 31, 2011. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

Disclosures for Uncertainty in Income Taxes

The Company classifies interest expense related to uncertainty in income taxes in the consolidated statements of earnings as interest expense. Income tax penalties are recorded in income tax expense, and are not material.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2011, 2010 and 2009 is as follows:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011	2010	2009
	(in millions)
Balance, beginning of year	$32.5	$39.3	$47.5
Gross increase as a result of positions taken in a prior year	21.8	15.0	20.5
Gross decrease as a result of positions taken in a prior year	(8.5)	(13.4)	(21.0)
Gross increase as a result of positions taken in current year	16.9	10.5	0.1
Gross decrease as a result of positions taken in current year	(6.0)	(4.3)	—
Decreases related to settlements	(3.7)	(14.6)	(7.8)
Balance, end of year	$53.0	$32.5	$39.3

The total amount of unrecognized tax benefits at December 31, 2011, 2010 and 2009 that, if recognized, would affect the effective tax rate is $44.5 million, $27.5 million and $35.5 million, respectively.

The total amount of interest expense (income) related to uncertainty in income taxes recognized in the Company’s consolidated statements of earnings is $0.5 million, $(0.7) million and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total amount of accrued interest expense related to uncertainty in income taxes included in the Company’s consolidated balance sheets is $8.1 million at December 31, 2011 and 2010, respectively.

The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to various audit issues will decrease by approximately $2.0 million to $3.0 million primarily due to settlements of income tax audits, Appeals proceedings and Competent Authority negotiations.

The following tax years remain subject to examination:

Major Jurisdictions	Open Years
U.S. Federal	2005 - 2010
California	2000 - 2010
Brazil	2006 - 2010
Canada	2004 - 2010
France	2009 - 2010
Germany	2009 - 2010
Italy	2006 - 2010
Ireland	2004 - 2010
Spain	2007 - 2010
United Kingdom	2010

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Included in accumulated other comprehensive loss as of December 31, 2011 and 2010 are unrecognized actuarial losses of $321.5 million and $254.6 million, respectively, related to the Company’s pension plans. Of the December 31, 2011 amount, the Company expects to recognize approximately $27.0 million in net periodic benefit cost during 2012. Also included in accumulated other comprehensive loss at December 31, 2011 and 2010 are unrecognized prior service credits of $22.4 million and $1.4 million, respectively, and unrecognized actuarial losses of $17.7 million and $15.0 million, respectively, related to the Company’s retiree health plan. Of the December 31, 2011 amounts, the Company expects to recognize $2.7 million of the unrecognized prior service credits and $1.3 million of the unrecognized actuarial losses in net periodic benefit cost during 2012.

Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, funding policy, fair value of plan assets, assumptions used to determine net periodic benefit cost and estimated future benefit payments are summarized below for the Company’s U.S. and major non-U.S. pension plans and retiree health plan.

Net Periodic Benefit Cost

Components of net periodic benefit cost for the years ended 2011, 2010 and 2009 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(in millions)
Service cost	$23.7	$20.2	$23.0	$1.9	$2.2	$1.6
Interest cost	42.6	38.6	37.3	2.6	3.3	2.4
Expected return on plan assets	(44.3)	(46.0)	(42.9)	—	—	—
Amortization of prior service costs (credits)	0.1	0.1	0.1	(1.6)	(0.3)	(0.3)
Recognized net actuarial losses	17.3	10.2	12.6	1.1	1.1	0.1
Net periodic benefit cost	$39.4	$23.1	$30.1	$4.0	$6.3	$3.8

Benefit Obligation, Change in Plan Assets and Funded Status

The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2011 and 2010.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$774.0	$655.2	$57.9	$42.1
Service cost	23.7	20.2	1.9	2.2
Interest cost	42.6	38.6	2.6	3.3
Participant contributions	1.6	1.5	—	—
Plan changes	—	—	(22.6)	—
Actuarial losses	113.2	81.2	3.8	11.4
Benefits paid	(16.1)	(14.8)	(1.1)	(1.1)
Impact of foreign currency translation	(5.8)	(7.9)	—	—
Projected benefit obligation, end of year	933.2	774.0	42.5	57.9

Change in Plan Assets
Fair value of plan assets, beginning of year	627.2	559.9	—	—
Actual return on plan assets	74.2	67.7	—	—
Company contributions	48.7	21.4	1.1	1.1
Participant contributions	1.6	1.5	—	—
Benefits paid	(16.1)	(14.8)	(1.1)	(1.1)
Impact of foreign currency translation	(5.7)	(8.5)	—	—
Fair value of plan assets, end of year	729.9	627.2	—	—
Funded status of plans	$(203.3)	$(146.8)	$(42.5)	$(57.9)

In June 2011, the Company made certain changes to its U.S. retiree health plan to incorporate health reimbursement arrangement accounts, transition plan participants to individual plans and cap future medical premium subsidies. In connection with the changes, the Company remeasured its retiree health plan liability resulting in a net reduction of accrued benefit costs associated with the plan of $20.5 million, including the impact of plan changes and a change in actuarial assumptions, a decrease in related deferred tax assets of $7.4 million, and an increase in net other comprehensive income of $13.1 million.

Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheet at December 31, 2011 and 2010:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Investments and other assets	$3.5	$7.5	$—	$—
Accrued compensation	(2.4)	(2.2)	(1.2)	(1.4)
Other liabilities	(204.4)	(152.1)	(41.3)	(56.5)
Net accrued benefit costs	$(203.3)	$(146.8)	$(42.5)	$(57.9)

The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $851.0 million and $706.0 million at December 31, 2011 and 2010, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of the fair value of plan assets and pension plans with accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2011 and 2010 were as follows:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2011	2010	2011	2010
	(in millions)
Projected benefit obligation	$914.2	$658.6	$726.0	$658.6
Accumulated benefit obligation	833.1	604.5	674.0	604.5
Fair value of plan assets	707.3	504.3	537.6	504.3

The Company’s funding policy for its funded pension plans is based upon the greater of: (i) annual service cost, administrative expenses and a seven year amortization of any funded deficit or surplus relative to the projected pension benefit obligations or (ii) local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the nonqualified plans are paid as they come due. In 2012, the Company expects to pay contributions of between $45.0 million and $55.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan (unaudited).

Fair Value of Plan Assets

The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 12, “Fair Value Measurements.”

The table below presents total plan assets by investment category as of December 31, 2011 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and Equivalents	$6.9	$—	$6.9	$—
Equity Securities
U.S. small-cap growth	22.5	22.5	—	—
U.S. large-cap index	55.7	55.7	—	—
International equities	152.4	152.4	—	—
Fixed Income Securities
U.S. Treasury bonds	113.4	—	113.4	—
Global corporate bonds	285.1	—	285.1	—
International bond funds	64.4	—	64.4	—
Global corporate bond funds	8.9	8.9	—	—
International government bond funds	20.6	20.6	—	—
	$729.9	$260.1	$469.8	$—

The Company’s target asset allocation for both its U.S. and non-U.S. pension plans’ assets is 30% equity securities and 70% fixed income securities. Risk tolerance on invested pension plan assets is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measures, periodic asset/liability studies and quarterly investment portfolio reviews.

Assumptions

The weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation were as follows:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
For Determining Net Periodic Benefit Cost
U.S. Plans:
Discount rate	5.51%	6.04%	6.19%	5.56%	6.09%	6.05%
Expected return on plan assets	7.25%	8.25%	8.25%	—	—	—
Rate of compensation increase	4.00%	4.25%	4.25%	—	—	—
Non-U.S. Pension Plans:
Discount rate	5.57%	6.16%	5.71%
Expected return on plan assets	5.70%	5.85%	6.03%
Rate of compensation increase	3.10%	3.25%	4.01%

For Determining Projected Benefit Obligation
U.S. Plans:
Discount rate	4.63%	5.51%		4.60%	5.56%
Rate of compensation increase	4.00%	4.00%		—	—
Non-U.S. Pension Plans:
Discount rate	5.14%	5.57%
Rate of compensation increase	3.04%	3.10%

Under the current terms of the U.S. retiree health plan, the annual increase in the Company's subsidy to each retiree is capped at the lesser of 3.0% or the rate of medical inflation. The assumed annual increase in medical inflation is 3.0% for the duration of the plan. A one percentage point decrease in the assumed medical inflation rate would result in a $5.5 million reduction in postretirement benefit obligation and a $0.7 million reduction in service and interest cost components of the net periodic benefit cost for postretirement benefits.

For the U.S. qualified pension plan and the non-U.S. funded pension plans, the expected return on plan assets was determined using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Historical market returns are studied and long-term historical relationships between equities and fixed income are preserved in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. The Company’s pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities and debt securities investments are used to maximize the long-term rate of return on plan assets, and the Company utilizes a liability driven investment strategy to reduce financial volatility in the funded pension plans over time. The Company’s overall expected long-term rate of return on assets for 2012 is 6.75% for its U.S. funded pension plan and 4.80% for its non-U.S. funded pension plans.

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 years for the Company’s U.S. and major non-U.S. pension plans and retiree health plan are as follows:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits	Other Postretirement Benefits
	(in millions)
2012	$22.4	$1.2
2013	24.7	1.4
2014	27.0	1.6
2015	29.7	1.8
2016	32.8	2.0
2017 – 2021	217.1	14.0
	$353.7	$22.0

Savings and Investment Plan

The Company has a Savings and Investment Plan, which allows all U.S. employees to become participants upon employment. In 2011, 2010 and 2009, participants’ contributions, up to 4% of compensation, generally qualified for a 100% Company match. Effective February 13, 2009, the Company reduced the 100% Company match to up to 2% of compensation. Effective January 1, 2010, the Company increased the 100% Company match to up to 3% of compensation. Effective August 13, 2010, the Company increased the 100% Company match to up to 4% of compensation. Company contributions are used to purchase various investment funds at the participants’ discretion. The Company’s cost of the plan was $18.7 million, $17.5 million and $8.1 million in 2011, 2010 and 2009, respectively.

In addition, the Company has a Company sponsored retirement contribution program under the Savings and Investment Plan, which provides all U.S. employees hired after September 30, 2002 with at least six months of service and certain other employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution do not accrue benefits under the Company’s defined benefit pension plan. The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $19.6 million, $18.9 million and $16.9 million in 2011, 2010 and 2009, respectively.

Note 10:  Employee Stock Plans

The Company has an incentive award plan that provides for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units to officers, key employees and non-employee directors.

Stock option grants to officers and key employees under the incentive award plan are generally granted at an exercise price equal to the fair market value at the date of grant, generally expire ten years after their original date of grant and generally become vested and exercisable at a rate of 25% per year beginning twelve months after the date of grant. Restricted share awards to officers and key employees generally become fully vested and free of restrictions four years from the date of grant, except for restricted stock grants pursuant to the Company’s executive bonus plan, which generally become fully vested and free of restrictions two years from the date of grant.

Restricted share awards to non-employee directors generally vest and become free of restrictions twelve months after the date of grant.

At December 31, 2011, the aggregate number of shares available for future grant under the incentive award plan for stock options and restricted share awards was approximately 28.0 million shares.

Share-Based Award Activity and Balances

The following table summarizes the Company’s stock option activity:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands, except option exercise price and fair value data)
Outstanding, beginning of year	23,856	$51.50	24,897	$47.99	21,238	$48.96
Options granted	5,007	75.95	5,084	59.54	5,790	40.73
Options exercised	(5,496)	48.01	(5,383)	43.12	(1,835)	35.68
Options cancelled	(716)	60.35	(742)	49.70	(296)	52.01
Outstanding, end of year	22,651	57.47	23,856	51.50	24,897	47.99

Exercisable, end of year	12,414	53.05	14,485	51.30	16,628	48.98

Weighted average per share fair value of options granted during the year		$23.30		$18.86		$15.44

The aggregate intrinsic value of stock options exercised in 2011, 2010 and 2009 was $172.5 million, $135.0 million and $35.9 million, respectively.

As of December 31, 2011, the weighted average remaining contractual life of options outstanding and options exercisable are 6.6 years and 5.1 years, respectively, and based on the Company’s closing year-end stock price of $87.74 at December 31, 2011, the aggregate intrinsic value of options outstanding and options exercisable are $685.6 million and $430.6 million, respectively. Upon exercise of stock options, the Company generally issues shares from treasury.

The following table summarizes the Company’s restricted share activity:

	2011		2010		2009
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except fair value data)
Restricted share awards, beginning of year	886	$51.20	814	$48.99	678	$52.12
Shares granted	277	76.52	352	60.53	455	42.95
Shares vested	(87)	56.12	(212)	58.97	(304)	46.49
Shares cancelled	(41)	54.45	(68)	48.70	(15)	58.96
Restricted share awards, end of year	1,035	57.38	886	51.20	814	48.99

The total fair value of restricted shares that vested was $6.9 million in 2011, $12.8 million in 2010 and $12.7 million in 2009, respectively.

Valuation and Expense Recognition of Share-Based Awards

The Company accounts for the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors based on the estimated fair value of the awards.

The following table summarizes share-based compensation expense by award type for the years ended December 31, 2011, 2010 and 2009, respectively:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011	2010	2009
	(in millions)
Employee and director stock options	$65.6	$56.9	$131.2
Employee and director restricted share awards	15.0	12.5	12.1
Stock contributed to employee benefit plans	5.7	4.5	8.6
Pre-tax share-based compensation expense	86.3	73.9	151.9
Income tax benefit	(28.5)	(23.2)	(50.9)
Net share-based compensation expense	$57.8	$50.7	$101.0

The following table summarizes pre-tax share-based compensation expense by expense category for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
	(in millions)
Cost of sales	$7.8	$7.6	$12.1
Selling, general and administrative	56.3	49.7	101.6
Research and development	22.2	16.6	38.2
Pre-tax share-based compensation expense	$86.3	$73.9	$151.9

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards on the original grant date. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock options granted during 2011, 2010 and 2009 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2010	2009
Expected volatility	27.82%	29.10%	39.82%
Risk-free interest rate	2.54%	2.73%	1.64%
Expected dividend yield	0.32%	0.37%	0.40%
Expected option life (in years)	5.85	5.79	5.71

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2011, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $170.0 million, which is expected to be recognized over the next 48 months (31 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of December 31, 2011, 2010 and 2009.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, generally does not exceed 18 months.

All of the Company’s outstanding foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won, Turkish lira, Poland zloty and Swiss franc. Current changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings. During 2011, 2010 and 2009, the Company recognized realized gains on settled foreign currency option contracts of $2.2 million, $15.1 million and $10.6 million, respectively, and net unrealized gains (losses) on open foreign currency option contracts of $11.1 million, $(7.6) million and $(13.6) million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying consolidated statements of earnings. During 2011, 2010 and 2009, the Company recognized total realized and unrealized (losses) gains from foreign exchange forward contracts of $(2.5) million, $1.1 million and $(11.0) million, respectively.

The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At December 31, 2011 and 2010, foreign currency derivative assets associated with the foreign exchange option contracts of $26.3 million and $10.4 million, respectively, were included in “Other current assets.” At December 31, 2011 and 2010, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.7 million were included in “Accounts payable.”

At December 31, 2011 and 2010, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	2011		2010
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$35.4	$(0.4)	$25.6	$(0.9)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	39.1	(0.3)	39.9	0.2
Foreign currency sold — put options	404.7	26.3	346.4	10.4

The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2011 and 2010, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2011 and 2010. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Other Financial Instruments

At December 31, 2011 and 2010, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, non-marketable equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on the fair value and other information provided by these ventures. The fair value of notes payable, convertible notes and long-term debt are estimated based on quoted market prices and interest rates.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying amount and estimated fair value of the Company’s other financial instruments at December 31, 2011 and 2010 were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$2,406.1	$2,406.1	$1,991.2	$1,991.2
Short-term investments	179.9	179.9	749.1	749.1
Non-current non-marketable equity investments	9.0	9.0	7.7	7.7
Notes payable	83.9	84.3	28.1	28.1
Convertible notes	—	—	642.5	651.1
Long-term debt	1,515.4	1,689.9	1,534.2	1,612.3

In 2011, the Company recorded an impairment charge of $3.2 million included in SG&A expenses due to the other than temporary decline in value of a non-marketable equity investment. In 2009, the Company sold a non-marketable equity investment in connection with a third-party tender offer for the business underlying the equity investment and recognized a $25.3 million pre-tax gain. During 2009, the Company recognized unrealized pre-tax holding gains related to changes in the fair value of marketable equity investments of $2.9 million as a component of “Other comprehensive income (loss).” The Company sold all of its marketable equity investments in the third quarter of 2009 and recognized a pre-tax loss of $0.7 million.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2011, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2011, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, the $300.0 million notional amount interest rate swap, deferred executive compensation investments and liabilities and contingent consideration liabilities. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,171.9	$—	$1,171.9	$—
Foreign time deposits	189.1	—	189.1	—
Other cash equivalents	1,078.9	—	1,078.9	—
Foreign exchange derivative assets	26.3	—	26.3	—
Interest rate swap derivative asset	48.1	—	48.1	—
Deferred executive compensation investments	70.9	58.0	12.9	—
	$2,585.2	$58.0	$2,527.2	$—
Liabilities
Foreign exchange derivative liabilities	$0.7	$—	$0.7	$—
Interest rate swap derivative liability	48.1	—	48.1	—
Deferred executive compensation liabilities	62.3	49.4	12.9	—
Contingent consideration liabilities	214.6	—	—	214.6
	$325.7	$49.4	$61.7	$214.6

Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Other cash equivalents consist primarily of money-market fund investments. Short-term investments consist of commercial paper. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its derivative instruments as of December 31, 2011 are based upon reasonable estimates and assumptions. Assets and liabilities related to deferred executive compensation consist of actively traded mutual funds classified as Level 1 and money-market funds classified as Level 2.

The contingent consideration liabilities represent future amounts the Company may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones. The Company estimates the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The Company evaluates its estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as SG&A in the accompanying consolidated statements of earnings.

The following table provides a reconciliation of the change in the contingent consideration liabilities for the years ended December 31, 2011 and 2010:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011	2010
	(in million)
Balance, beginning of year	$44.5	$—
Additions during the period related to business combinations	169.2	36.7
Change in the estimated fair value of the contingent consideration liabilities	11.9	7.9
Settlements made during the period	(3.0)	—
Foreign exchange translation effects	(8.0)	(0.1)
Balance, end of year	$214.6	$44.5

Note 13:  Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business.

Clayworth v. Allergan, et al.
In August 2004, James Clayworth, R.Ph., doing business as Clayworth Pharmacy, filed a complaint entitled “Clayworth v. Allergan, et al.” in the Superior Court of the State of California for the County of Alameda. The complaint, as amended, named the Company and 12 other defendants and alleged unfair business practices, including a price fixing conspiracy relating to the reimportation of pharmaceuticals from Canada. The complaint sought damages, equitable relief, attorneys' fees and costs. In January 2007, the superior court dismissed the plaintiffs' complaint. On the same date, the plaintiffs filed a notice of appeal with the Court of Appeal of the State of California. In July 2008, the court of appeal affirmed the superior court's ruling, granting the Company's motion for summary judgment. In August 2008, the plaintiffs filed a petition for rehearing with the court of appeal, which was denied. In September 2008, the plaintiffs filed a petition for review with the Supreme Court of the State of California, which was granted. In July 2010, the supreme court reversed the court of appeal's judgment and remanded the case to the superior court for further proceedings. In March 2011, the superior court entered judgment in favor of defendants pursuant to orders granting motions for summary judgment. In April 2011, plaintiffs filed a notice of appeal to the Court of Appeal of the State of California.
Government Investigations
In September 2011, the Company received service of process of a Civil Investigative Demand from the Commonwealth of Massachusetts Office of the Attorney General, Medicaid Fraud Division. The Civil Investigative Demand requests production of documents and information relating to the Company's Eye Care Business Advisor Group, Allergan Access and BSM Connect for Ophthalmology. In January 2012, the underlying qui tam complaint was partially unsealed to the Company.
In February 2011, the Company received service of a Civil Investigative Demand from the United States Attorney's Office for the Southern District of New York, Civil Frauds Unit. The Investigative Demand requests the production of documents and responses to written interrogatories relating to the Company's best prices provided to Medicaid for certain of the Company's ophthalmic products.
In December 2010, the Company received service of process of a Subpoena Duces Tecum from the State of New York, Office of the Medicaid Inspector General. The subpoena requests the production of documents relating to the Company's Eye Care Business Advisor Group, Allergan Access, and BSM Connect for Ophthalmology. In January 2012, the underlying qui tam complaint was partially unsealed to the Company.
Stockholder Derivative Litigation
Louisiana Municipal Police Employees' Retirement System Action
In September 2010, Louisiana Municipal Police Employees' Retirement System, or LMPERS, filed a stockholder derivative complaint against the Company's then-current Board of Directors, or Board, which includes David E.I. Pyott, Herbert W. Boyer, Ph.D., Gavin S. Herbert, Leonard D. Schaeffer, Michael R. Gallagher, Stephen J. Ryan, M.D., Russell T. Ray, Trevor M. Jones, Ph.D., Robert A. Ingram, Louis J. Lavigne, Jr., Deborah Dunsire, M.D. and Dawn Hudson, and Allergan, Inc. in the Court of Chancery of the State of Delaware alleging breaches of fiduciary duties relating to the Company's alleged sales and marketing practices in connection with Botox® and seeks to shift the costs of the September 2010 settlement with the U.S.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Department of Justice to the defendants. In October 2010, the plaintiff filed an amended complaint and the Company and the individual defendants filed motions to dismiss. In June 2011, the court ordered that U.F.C.W. Local 1776 & Participating Employers Pension Fund, or U.F.C.W., may intervene in this action. In July 2011, LMPERS and U.F.C.W. filed a second amended complaint. In July 2011, the Company filed a motion to dismiss the second amended complaint.
Himmel Action
In September 2010, Daniel Himmel filed a stockholder derivative complaint against the Company's Board, Handel E. Evans, Ronald M. Cresswell, Louis T. Rosso, Karen R. Osar, Anthony H. Wild, and Allergan, Inc. in the U.S. District Court for the Central District of California alleging violations of federal securities laws, breaches of fiduciary duties, waste of corporate assets, and unjust enrichment and seeks, among other things, damages, corporate governance reforms, attorneys' fees and costs.
Rosenbloom Action
In September 2010, Willa Rosenbloom filed a stockholder derivative complaint against the Company's Board and Allergan, Inc. in the U.S. District Court for the Central District of California alleging violations of federal securities law, breaches of fiduciary duties, and unjust enrichment and seeks, among other things, damages, corporate governance reforms, attorneys' fees, and costs.
Pompano Beach Police & Firefighters' Retirement System Action
In September 2010, Pompano Beach Police & Firefighters' Retirement System and Western Washington Laborers-Employers Pension Trust filed a stockholder derivative complaint against the Company's then-current Board and Allergan, Inc. in the U.S. District Court for the Central District of California alleging violations of federal securities laws, breaches of fiduciary duties, abuse of control, gross mismanagement, and corporate waste and seeks, among other things, damages, corporate governance reforms, attorneys' fees and costs. In September 2010, plaintiffs filed a motion for consolidation with the Himmel and Rosenbloom actions, which was granted. In November 2010, the plaintiffs filed their consolidated complaint. In December 2010, the Company and the individual defendants filed motions to dismiss the consolidated complaint, which were granted in April 2011 with leave to amend the consolidated complaint. In March 2011, the Company filed a motion for partial stay of the consolidated action in favor of the LMPERS action, which the Company later requested to withdraw and that request was granted in April 2011. In July 2011, the plaintiffs filed a first amended verified consolidated complaint. In August 2011, the Company and the individual defendants filed a motion to dismiss the first amended verified consolidated complaint. In January 2012, the U.S. District Court entered an order granting the Company's and the individual defendants' motion to dismiss the first amended verified consolidated complaint and dismissed the consolidated action with prejudice. In January 2012, the plaintiffs filed a motion for reconsideration of the U.S. District Court's order granting the Company's and the individual defendants' motion to dismiss, which was denied in February 2012.
New Jersey Building Laborers Pension Fund Action
In November 2011, New Jersey Building Laborers Pension Fund filed a stockholder derivative complaint against members of the Company's Board, three current officers of Allergan, Inc., one former officer of Allergan, Inc., and Allergan, Inc. in the U.S. District Court for the District of Delaware alleging claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and wrongful acts and omissions under federal securities laws and seeks, among other things, an order voiding the stockholders' vote and Allergan, Inc.'s 2011 Incentive Award Plan, damages, attorneys' fees and costs. In February 2012, New Jersey Building Laborers Pension Fund dismissed its claims against the former officer of Allergan, Inc.

The Company is involved in various other lawsuits and claims arising in the ordinary course of business. Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. The Company believes however, that the liability, if any, resulting from the aggregate amount of uninsured damages for any outstanding litigation, investigation or claim will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an adverse ruling in a patent infringement lawsuit involving the Company could materially affect the Company's ability to sell one or more of its products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which the Company is a party or the impact on the Company of an adverse ruling in such matters.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14:  Commitments and Contingencies

Operating Lease Obligations

The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $58.1 million in 2011, $53.5 million in 2010 and $57.9 million in 2009.

Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2011 are as follows: $47.2 million in 2012, $38.0 million in 2013, $29.6 million in 2014, $14.0 million in 2015, $12.0 million in 2016 and $43.1 million thereafter.

Contingencies

In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company. As of December 31, 2011, the reserve for the contingent liability is $15.4 million and is included in “Other accrued expenses.”

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

Consistent with market practice, the Company recently elected to largely self-insure for future product liability losses related to Botox® and Botox® Cosmetic for injuries alleged to have occurred on or after June 1, 2011. The Company is also self-insured for product liability losses related to its breast implant products. Future product liability losses associated with Botox®, Botox® Cosmetic and breast implant products are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug, biologics and medical device development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its acquisition agreements and discovery and development collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s products, compounds or drug candidates. With respect to real estate lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s acquisition agreements and collaboration agreements are similar, but in addition often provide indemnification for the collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the above cases, the terms of these indemnification provisions generally survive the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability intended to reduce the Company’s exposure for indemnification and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

The following table provides a reconciliation of the change in estimated product warranty liabilities for the years ended December 31, 2011 and 2010:

	2011	2010
	(in millions)
Balance, beginning of year	$30.1	$29.4
Provision for warranties issued during the year	8.6	8.3
Settlements made during the year	(6.8)	(8.1)
Increases in warranty estimates	0.7	0.5
Balance, end of year	$32.6	$30.1

Current portion	$6.5	$6.7
Non-current portion	26.1	23.4
Total	$32.6	$30.1

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17:  Business Segment Information

The Company operates its business on the basis of two reportable segments — specialty pharmaceuticals and medical devices. The specialty pharmaceuticals segment produces a broad range of pharmaceutical products, including: ophthalmic products for dry eye, glaucoma, inflammation, infection, allergy and retinal disease; Botox® for certain therapeutic and aesthetic indications; skin care products for acne, psoriasis, eyelash growth and other prescription and over-the-counter skin care products; and urologics products. The medical devices segment produces a broad range of medical devices, including: breast implants for augmentation, revision and reconstructive surgery and tissue expanders; obesity intervention products; and facial aesthetics products. The Company provides global marketing strategy teams to ensure development and execution of a consistent marketing strategy for its products in all geographic regions that share similar distribution channels and customers.

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

Operating Segments

	2011	2010	2009
	(in millions)
Product net sales:
Specialty pharmaceuticals	$4,432.0	$3,973.4	$3,683.8
Medical devices	915.1	846.2	763.8
Total product net sales	5,347.1	4,819.6	4,447.6
Other corporate and indirect revenues	72.0	99.8	56.0
Total revenues	$5,419.1	$4,919.4	$4,503.6

Operating income:
Specialty pharmaceuticals	$1,763.3	$1,501.9	$1,370.8
Medical devices	286.0	284.7	189.2
Total segments	2,049.3	1,786.6	1,560.0
General and administrative expenses, other indirect costs and other adjustments	551.9	434.9	456.7
Amortization of acquired intangible assets (a)	104.0	114.5	124.4
Legal settlement	—	609.2	—
Impairment of intangible assets and related costs	23.7	369.1	—
Restructuring charges	4.6	0.3	50.9
Total operating income	$1,365.1	$258.6	$928.0
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 60.2%, 62.6% and 65.4% of the Company’s total consolidated product net sales in 2011, 2010 and 2009, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the years ended December 31, 2011, 2010 and 2009 were 14.1%, 13.1% and 13.9%, respectively, of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2011, 2010 and 2009 were 12.6%, 12.1% and 12.8%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

Product Net Sales by Product Line
	2011	2010	2009
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,520.2	$2,262.0	$2,100.6
Botox®/Neuromodulators	1,594.9	1,419.4	1,309.6
Skin Care	260.1	229.5	208.0
Urologics	56.8	62.5	65.6
Total Specialty Pharmaceuticals	4,432.0	3,973.4	3,683.8

Medical Devices:
Breast Aesthetics	349.3	319.1	287.5
Obesity Intervention	203.1	243.3	258.2
Facial Aesthetics	362.7	283.8	218.1
Total Medical Devices	915.1	846.2	763.8

Total product net sales	$5,347.1	$4,819.6	$4,447.6

Geographic Information
	Product Net Sales
	2011	2010	2009
	(in millions)
United States	$3,221.6	$3,017.0	$2,910.2
Europe	1,086.6	931.6	857.8
Latin America	390.7	323.7	256.0
Asia Pacific	408.7	333.8	254.0
Other	239.5	213.5	169.6
Total product net sales	$5,347.1	$4,819.6	$4,447.6

	Long-lived Assets		Depreciation and Amortization			Capital Expenditures
	2011	2010	2011	2010	2009	2011	2010	2009
	(in millions)
United States	$3,500.9	$3,222.4	$187.9	$202.2	$210.0	$63.6	$62.8	$63.5
Europe	502.0	563.1	50.3	42.0	42.4	46.3	29.3	20.5
Latin America	59.4	65.0	9.8	8.3	6.3	6.6	6.7	10.0
Asia Pacific	53.3	56.3	4.5	3.8	2.7	2.1	3.9	1.6
Other	2.8	3.7	0.9	0.8	0.7	—	0.1	0.2
Total	$4,118.4	$3,910.5	$253.4	$257.1	$262.1	$118.6	$102.8	$95.8

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The increase in long-lived assets located in the United States at December 31, 2011 compared to December 31, 2010 is primarily due to an increase in intangible assets and goodwill related to the acquisitions of Vicept and Precision Light completed in the third quarter of 2011 and the acquisition of Alacer completed in the second quarter of 2011.

Note 18:  Earnings Per Share

The table below presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.	$934.5	$0.6	$621.3

Weighted average number of shares outstanding	304.4	303.4	303.6
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	5.5	4.3	2.2
Dilutive effect of assumed conversion of convertible notes outstanding	0.3	0.3	—
Diluted shares	310.2	308.0	305.8

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$3.07	$0.00	$2.05
Diluted	$3.01	$0.00	$2.03

For the year ended December 31, 2011, options to purchase 4.8 million shares of common stock at exercise prices ranging from $62.71 to $84.40 per share were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.

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

Note 19:  Comprehensive Income (Loss)
The following table summarizes the components of comprehensive income (loss) for the years ended December 31:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2011			2010			2009
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)
Foreign currency translation adjustments	$(42.6)	$—	$(42.6)	$(3.2)	$—	$(3.2)	$38.9	$—	$38.9
Reclassification adjustment for foreign currency translation gains included in net income from the substantially complete liquidation of an investment in a foreign subsidiary	(9.4)	—	(9.4)	—	—	—	—	—	—
Amortization of deferred holding gains on derivatives designated as cash flow hedges	(1.3)	0.5	(0.8)	(1.3)	0.5	(0.8)	(1.3)	0.5	(0.8)
Pension and postretirement benefit plan adjustments:
Net (loss) gain	(87.6)	24.9	(62.7)	(73.7)	20.2	(53.5)	66.7	(17.8)	48.9
Net gain on remeasurement of postretirement benefit plan liability	20.5	(7.4)	13.1	—	—	—	—	—	—
Amortization	17.8	(5.1)	12.7	11.3	(3.1)	8.2	12.6	(3.4)	9.2
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	2.9	(1.5)	1.4
Other comprehensive (loss) income	$(102.6)	$12.9	(89.7)	$(66.9)	$17.6	(49.3)	$119.8	$(22.2)	97.6
Net earnings			938.1			4.9			623.8
Total comprehensive income (loss)			848.4			(44.4)			721.4
Comprehensive income attributable to noncontrolling interest			2.4			5.1			4.2
Comprehensive income (loss) attributable to Allergan, Inc.			$846.0			$(49.5)			$717.2

ALLERGAN, INC.
QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2011
Product net sales	$1,252.8	$1,400.4	$1,311.1	$1,382.8	$5,347.1
Total revenues	1,271.2	1,417.2	1,328.4	1,402.3	5,419.1
Operating income	247.5	363.2	344.4	410.0	1,365.1
Earnings before income taxes (a)	215.2	344.0	356.8	383.7	1,299.7
Net earnings	158.8	248.6	251.0	279.7	938.1
Net earnings attributable to Allergan, Inc.	158.3	246.6	249.8	279.8	934.5
Basic earnings per share attributable to Allergan, Inc. stockholders	0.52	0.81	0.82	0.92	3.07
Diluted earnings per share attributable to Allergan, Inc. stockholders	0.51	0.79	0.81	0.90	3.01

2010
Product net sales	$1,105.8	$1,231.7	$1,192.0	$1,290.1	$4,819.6
Total revenues	1,154.7	1,247.2	1,208.2	1,309.3	4,919.4
Operating income (loss)	250.3	331.9	(691.0)	367.4	258.6
Earnings (loss) before income taxes (b)	232.0	333.5	(727.7)	333.0	170.8
Net earnings (loss)	169.0	241.5	(668.7)	263.1	4.9
Net earnings (loss) attributable to Allergan, Inc.	167.9	240.1	(670.5)	263.1	0.6
Basic earnings (loss) per share attributable to Allergan, Inc. stockholders	0.55	0.79	(2.21)	0.87	0.00
Diluted earnings (loss) per share attributable to Allergan, Inc. stockholders	0.55	0.78	(2.21)	0.85	0.00
 ——————————

(a)	Includes 2011 pre-tax charges for the following items:

ALLERGAN, INC.
QUARTERLY RESULTS (UNAUDITED) - (Continued)

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
Amortization of acquired intangible assets	$32.5	$31.2	$31.9	$32.0	$127.6
External costs for stockholder derivative litigation associated with the U.S. Department of Justice (DOJ) settlement	1.6	0.7	0.8	0.3	3.4
Expenses from changes in fair value of contingent consideration	—	2.3	—	9.6	11.9
Impairment of an in-process research and development asset	—	—	4.3	—	4.3
Upfront and milestone payments for technologies that have not achieved regulatory approval	60.0	45.0	20.0	—	125.0
Additional costs for the termination of a third-party agreement related to the promotion of Sanctura XR®	—	3.3	—	—	3.3
Cumulative net expense resulting from the discontinued development of the Easyband™ Remote Adjustable Gastric Band System	9.0	(0.1)	—	—	8.9
Restructuring charges (reversal)	4.6	0.1	(0.1)	—	4.6
Non-cash interest expense associated with amortization of convertible debt discount	6.5	0.8	—	—	7.3
Unrealized loss (gain) on derivative instruments, net	6.9	(2.1)	(16.8)	0.9	(11.1)
  ——————————

(b)	Includes 2010 pre-tax charges for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
Licensing fee income for a development and commercialization agreement	$(36.0)	$—	$—	$—	$(36.0)
Amortization of acquired intangible assets	37.1	37.3	31.1	32.5	138.0
External costs associated with responding to the DOJ subpoena and related stockholder derivative litigation costs	4.5	4.0	3.0	2.9	14.4
Distributor termination fee and expense from changes in fair value of contingent consideration associated with the purchase of a distributor’s business in Turkey	—	—	33.0	7.9	40.9
Write-off of manufacturing assets related to the abandonment of an eye care product	—	—	10.6	—	10.6
Upfront payment for technology that has not achieved regulatory approval	43.0	—	—	—	43.0
Legal settlement costs associated with a resolution with the DOJ regarding past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®	—	—	609.9	(0.7)	609.2
An aggregate charge related to the impairment of the Sanctura® Assets and related costs	—	—	369.1	—	369.1
Non-cash interest expense associated with amortization of convertible debt discount	6.1	6.3	6.3	6.4	25.1
Unrealized loss (gain) on derivative instruments, net	0.7	(8.9)	15.2	0.6	7.6

SCHEDULE II

ALLERGAN, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010 and 2009

Allowance for Doubtful Accounts Deducted from Trade Receivables	Balance at Beginning of Year	Additions (a)	Deductions (b)	Balance at End of Year
	(in millions)
2011	$29.0	$7.2	$(4.3)	$31.9
2010	30.3	5.3	(6.6)	29.0
2009	31.4	10.8	(11.9)	30.3
 ——————————

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.