Form 10-Q
period 2012-03-31
ALLERGAN INC
filed 2012-05-07
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-Q
————————————————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of May 3, 2012, there were 307,530,360 shares of common stock outstanding (including 4,038,084 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Product net sales	$1,365.7	$1,252.8
Other revenues	26.2	18.4
Total revenues	1,391.9	1,271.2

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	195.8	183.3
Selling, general and administrative	585.1	589.5
Research and development	225.0	197.7
Amortization of acquired intangible assets	31.6	32.5
Impairment of intangible asset	—	16.1
Restructuring charges	—	4.6
Operating income	354.4	247.5

Non-operating income (expense):
Interest income	1.2	2.3
Interest expense	(15.8)	(24.7)
Other, net	(15.0)	(9.9)
	(29.6)	(32.3)

Earnings before income taxes	324.8	215.2
Provision for income taxes	94.5	56.4

Net earnings	230.3	158.8
Net earnings attributable to noncontrolling interest	0.5	0.5
Net earnings attributable to Allergan, Inc.	$229.8	$158.3

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.76	$0.52
Diluted	$0.74	$0.51

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net earnings	$230.3	$158.8

Other comprehensive income, net of tax:
Foreign currency translation adjustments	23.6	31.4
Reclassification adjustment for foreign currency translation gains included in net earnings from the substantially complete liquidation of an investment in a foreign subsidiary	—	(9.4)
Amortization of deferred holding gains on derivatives designated as cash flow hedges included in net earnings, net of tax benefit of $0.1 million for the three months ended March 31, 2012 and 2011, respectively	(0.2)	(0.2)
Other comprehensive income	23.4	21.8

Total comprehensive income	253.7	180.6
Comprehensive income attributable to noncontrolling interest	1.0	1.1

Comprehensive income attributable to Allergan, Inc.	$252.7	$179.5
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$2,291.7	$2,406.1
Short-term investments	349.8	179.9
Trade receivables, net	855.7	730.6
Inventories	261.9	249.7
Other current assets	479.5	482.0
Total current assets	4,238.6	4,048.3
Investments and other assets	247.6	247.1
Deferred tax assets	149.4	152.6
Property, plant and equipment, net	807.0	807.0
Goodwill	2,097.3	2,088.4
Intangibles, net	1,144.3	1,165.2
Total assets	$8,684.2	$8,508.6
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$87.7	$83.9
Accounts payable	203.0	200.4
Accrued compensation	129.5	200.6
Other accrued expenses	548.6	470.1
Total current liabilities	968.8	955.0
Long-term debt	1,514.7	1,515.4
Other liabilities	719.8	705.8
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,530,360 shares as of March 31, 2012 and 307,527,460 shares as of December 31, 2011	3.1	3.1
Additional paid-in capital	2,794.1	2,761.8
Accumulated other comprehensive loss	(218.5)	(241.4)
Retained earnings	3,134.9	2,969.3
	5,713.6	5,492.8
Less treasury stock, at cost (2,900,029 shares as of March 31, 2012 and 2,254,935 shares as of December 31, 2011)	(255.0)	(183.2)
Total stockholders’ equity	5,458.6	5,309.6
Noncontrolling interest	22.3	22.8
Total equity	5,480.9	5,332.4
Total liabilities and equity	$8,684.2	$8,508.6
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net earnings	$230.3	$158.8
Non-cash items included in net earnings:
Depreciation and amortization	62.7	63.4
Amortization of original issue discount and debt issuance costs	0.5	7.5
Amortization of net realized gain on interest rate swap	(0.3)	(0.3)
Deferred income tax benefit	(2.6)	(26.6)
Loss (gain) on disposal and impairment of assets	0.1	(1.5)
Unrealized loss on derivative instruments	12.5	6.9
Expense of share-based compensation plans	26.0	20.8
Impairment of intangible asset	—	16.1
Expense from changes in fair value of contingent consideration	0.6	—
Restructuring charges	—	4.6
Changes in operating assets and liabilities:
Trade receivables	(124.1)	(14.2)
Inventories	(4.5)	(6.7)
Other current assets	8.3	(4.7)
Other non-current assets	(5.9)	(5.4)
Accounts payable	4.5	(21.6)
Accrued expenses	(18.6)	(53.7)
Income taxes	11.2	(16.1)
Other liabilities	8.2	10.9
Net cash provided by operating activities	208.9	138.2

Cash flows from investing activities:
Purchases of short-term investments	(219.9)	(149.9)
Payment for acquisition	(3.1)	—
Additions to property, plant and equipment	(23.1)	(17.1)
Additions to capitalized software	(1.7)	(3.3)
Proceeds from maturities of short-term investments	50.0	649.3
Proceeds from sale of property, plant and equipment	0.3	0.2
Net cash (used in) provided by investing activities	(197.5)	479.2

Cash flows from financing activities:
Dividends to stockholders	(15.2)	(15.3)
Payments to acquire treasury stock	(216.9)	(162.9)
Payments of contingent consideration	(5.1)	(2.9)
Net borrowings of notes payable	3.8	8.2
Sale of stock to employees	87.1	80.4
Excess tax benefits from share-based compensation	14.9	4.6
Net cash used in financing activities	(131.4)	(87.9)

Effect of exchange rate changes on cash and equivalents	5.6	10.1
Net (decrease) increase in cash and equivalents	(114.4)	539.6
Cash and equivalents at beginning of period	2,406.1	1,991.2
Cash and equivalents at end of period	$2,291.7	$2,530.8

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$12.9	$11.9
Income taxes, net of refunds	$67.0	$93.2
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other period(s).
Reclassifications
Certain reclassifications of prior year amounts have been made to conform with the current year presentation.
Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance became effective for fiscal years beginning after December 15, 2011. In December 2011, the FASB issued an accounting standards update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. The Company adopted the provisions of the guidance in the first quarter of 2012 and elected to present items of net income and other comprehensive income in two separate but consecutive statements.

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance became effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of the guidance in the first quarter of 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 2:  Acquisitions and Collaborations
Purchase of Distributor’s Business in Russia
On February 1, 2012, the Company terminated its existing distributor agreement in Russia and completed the purchase from its distributor of all assets related to the selling and distribution of the Company’s products in Russia. The termination of the existing distributor agreement and purchase of the commercial assets enabled the Company to initiate direct operations for its medical aesthetics and neurosciences businesses in Russia.
The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $3.1 million, net of a $6.6 million pre-existing net receivable from the distributor, and is also required to pay additional contingent consideration based on certain contractual obligations of the former distributor over a two year period from the acquisition date. The estimated fair value of the contingent consideration as of the acquisition date was $4.7 million. The Company acquired assets with a fair value of $14.4 million, consisting of inventories of $2.0 million, intangible assets of $8.6 million and goodwill of $3.8 million. No liabilities were assumed in connection with the purchase. The intangible assets relate to customer relationships that have an estimated useful life of three years and other contractual rights that have an estimated useful life of two years. As of March 31, 2012, the total estimated fair value of the contingent consideration of $4.8 million was included in “Other liabilities.”
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is also required to pay additional contingent consideration based on the achievement of certain commercial milestones. The estimated fair value of the contingent consideration as of the acquisition date was $6.2 million. In connection with the acquisition, the Company acquired assets with a fair value of $28.0 million, consisting of an intangible asset of $20.4 million, non-current deferred tax assets of $0.8 million and goodwill of $6.8 million, and assumed liabilities of $10.1 million, consisting of current liabilities of $2.6 million and non-current deferred tax liabilities of $7.5 million. The intangible asset relates to distribution rights that have an estimated useful life of five years. As of March 31, 2012, the total estimated fair value of the contingent consideration of $6.2 million was included in “Other liabilities.”
Vicept Acquisition
On July 22, 2011, the Company completed the acquisition of Vicept Therapeutics, Inc. (Vicept), a privately-held dermatology company based in the United States focused on developing a novel compound to treat erythema (redness) associated with rosacea, for an upfront payment of $74.1 million, net of cash acquired, plus up to an aggregate of $200.0 million in payments contingent upon achieving certain future development and regulatory milestones plus additional payments contingent upon acquired products achieving certain sales milestones. The estimated fair value of the contingent consideration as of the acquisition date was $163.0 million. In connection with the acquisition, the Company acquired assets with a fair value of $343.7 million, consisting of an in-process research and development asset of $287.0 million, non-current deferred tax assets of $7.3 million and goodwill of $49.4 million, and assumed liabilities of $106.6 million, consisting of current liabilities of $2.2 million and non-current deferred tax liabilities of $104.4 million. In the first quarter of 2012, the Company recognized a $0.8 million reduction in the estimated fair value of the contingent consideration liability, which is included in selling, general and administrative (SG&A) expenses. As of March 31, 2012, the total estimated fair value of the contingent consideration of $169.8 million was included in “Other liabilities.”
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
The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $8.6 million, net of a $2.2 million pre-existing receivable from the distributor. The Company acquired assets with a fair value of $11.1 million, consisting of inventories of $5.6 million, an intangible asset of $3.9 million and goodwill of $1.6 million, and assumed accrued liabilities of $0.3 million. The intangible asset relates to distribution rights that have an estimated useful life of ten years.
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
On January 28, 2011, the Company entered into a collaboration agreement and a co-promotion agreement with MAP

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pharmaceuticals, Inc. (MAP) for the exclusive development and commercialization by the Company and MAP of Levadex® within the United States to certain headache specialist physicians for the acute treatment of migraine in adults, migraine in adolescents and other indications that may be approved by the parties. Levadex® is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine administered by using MAP’s proprietary Tempo® delivery system. Under the terms of the agreements, the Company made a $60.0 million upfront payment to MAP in February 2011, which was recorded as SG&A expense in the first quarter of 2011. The terms of the agreements also include up to $97.0 million in additional payments to MAP upon MAP meeting certain development and regulatory milestones. In August 2011, the Company made a $20.0 million milestone payment to MAP for the U.S. Food and Drug Administration (FDA) acceptance of its New Drug Application for Levadex®, which was recorded as SG&A expense in the third quarter of 2011. The upfront and milestone payments were expensed because Levadex® has not yet achieved regulatory approval. If Levadex® receives FDA approval, the Company and MAP will equally share profits from sales of Levadex® generated from its commercialization to neurologists and pain specialists in the United States.
In March 2010, the Company and Serenity Pharmaceuticals, LLC (Serenity) entered into an agreement for the license, development and commercialization of a Phase III investigational drug currently in clinical development for the treatment of nocturia, a common urological disorder in adults characterized by frequent urination at night time. In conjunction with the agreement, the Company made an upfront payment to Serenity of $43.0 million. In December 2010, the Company and Serenity executed a letter agreement which specified terms and conditions governing additional development activities for a new Phase III trial which were not set forth in the original agreement. Under the letter agreement, the Company agreed to share 50% of the cost of additional development activities for the new Phase III trial. Since the Company is providing a significant amount of the funding for the new Phase III trial, it determined that Serenity is a variable interest entity (VIE). However, the Company determined that it is not the primary beneficiary of the VIE because it does not possess the power to direct Serenity’s research and development activities, which are the activities that most significantly impact Serenity’s economic performance. The Company’s maximum exposure to loss is the upfront payment of $43.0 million made to Serenity and any shared costs of additional development activities.
As of March 31, 2012, the Company has potential future milestone receipts of approximately $463.0 million for the achievement of development, regulatory and sales milestones in connection with certain collaboration agreements, including $373.0 million related to a development and commercialization agreement that the Company entered into in 2010 with Bristol-Myers Squibb Company (Bristol-Myers Squibb) that granted Bristol-Myers Squibb exclusive worldwide rights to develop, manufacture and commercialize an investigational drug for neuropathic pain. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

Note 3:  Restructuring Charges and Integration Costs
In March 2011, the Company decided to discontinue development of the EasyBand™ Remote Adjustable Gastric Band System (EasyBand™), a technology that the Company acquired in connection with its 2007 acquisition of EndoArt SA, and close the related research and development facility in Switzerland. As a result, in the first quarter of 2011 the Company recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology, fixed asset impairment charges of $2.3 million and a gain of $9.4 million from the substantially complete liquidation of the Company’s investment in a foreign subsidiary. In addition, the Company recorded $4.6 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.5 million of contract termination costs and $0.1 million of other related costs. In the second quarter of 2011, the Company recorded an additional $0.1 million of restructuring charges primarily related to contract termination costs and a reversal of fixed asset impairment charges of $0.1 million.
Included in the three month periods ended March 31, 2012 and 2011 are $0.5 million and $1.0 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration and co-promotion agreements.

Note 4:  Intangibles and Goodwill
Intangibles
At March 31, 2012 and December 31, 2011, the components of intangibles and certain other related information were as follows:

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,113.1	$(457.7)	13.5	$1,111.0	$(435.1)	13.5
Customer relationships	4.0	(0.2)	3.0	42.3	(42.3)	3.1
Licensing	185.9	(142.4)	9.3	185.8	(137.2)	9.3
Trademarks	26.9	(25.3)	6.2	26.7	(25.0)	6.2
Core technology	182.5	(74.9)	15.2	181.3	(71.4)	15.2
Other	43.9	(7.5)	6.5	38.5	(5.4)	6.9
	1,556.3	(708.0)	12.8	1,585.6	(716.4)	12.6
Unamortizable Intangible Assets:
In-process research and development	296.0	—		296.0	—
	$1,852.3	$(708.0)		$1,881.6	$(716.4)
Developed technology consists primarily of current product offerings, primarily breast aesthetics products, obesity intervention products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Company's 2006 acquisition of Inamed Corporation, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist primarily of acquired product registration rights, distributor relationships, distribution rights, government permits and non-compete agreements. The in-process research and development assets consist of an intangible asset associated with technology that has not yet achieved regulatory approval acquired in connection with the Company’s acquisition of Vicept in July 2011 and an intangible asset associated with technology that is not yet commercialized acquired in connection with the Company’s acquisition of Alacer in June 2011.
In the first quarter of 2011, the Company recorded a pre-tax charge of $16.1 million related to the impairment of the developed technology and core technology associated with EasyBand™ as a result of the discontinued development of the technology.
The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three month periods ended March 31, 2012 and 2011, respectively:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
Developed technology	$21.2	$22.6
Customer relationships	0.2	—
Licensing	5.1	5.1
Trademarks	0.1	1.1
Core technology	3.0	3.2
Other	2.0	0.5
	$31.6	$32.5
Amortization expense related to acquired intangible assets generally benefits multiple business functions within the

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company, such as the Company’s ability to sell, manufacture, research, market and distribute products, compounds and intellectual property. The amount of amortization expense excluded from cost of sales consists primarily of amounts amortized with respect to developed technology and licensing intangible assets.
Estimated amortization expense is $131.3 million for 2012, $112.8 million for 2013, $106.3 million for 2014, $99.7 million for 2015 and $89.7 million for 2016.
Goodwill
Changes in the carrying amount of goodwill by operating segment through March 31, 2012 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2011	$150.1	$1,938.3	$2,088.4
Purchase of distributor’s business in Russia	3.8	—	3.8
Foreign exchange translation effects and other	2.1	3.0	5.1
Balance at March 31, 2012	$156.0	$1,941.3	$2,097.3

Note 5:  Inventories
Components of inventories were:

	March 31, 2012	December 31, 2011
	(in millions)
Finished products	$179.7	$167.1
Work in process	28.0	37.5
Raw materials	54.2	45.1
Total	$261.9	$249.7
At March 31, 2012 and December 31, 2011, approximately $8.7 million and $7.8 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $14.9 million as of March 31, 2012 and December 31, 2011.
The total amount of unrecognized tax benefits was $53.9 million and $53.0 million as of March 31, 2012 and December 31, 2011, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $45.7 million and $44.5 million as of March 31, 2012 and December 31, 2011, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $4.0 million to $5.0

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million due to the settlement of income tax audits, Appeals proceedings and Competent Authority negotiations in the United States and certain foreign jurisdictions.
Total interest accrued related to uncertain tax positions included in the Company’s unaudited condensed consolidated balance sheets was $8.1 million as of March 31, 2012 and December 31, 2011.

The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2011, the Company had approximately $2,505.1 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these earnings were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability, if any. The Company annually updates its estimate of unremitted earnings outside the United States after the completion of each fiscal year.

Note 7:  Share-Based Compensation
The Company recognizes compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.
The fair value of stock option awards that vest based on a service condition is estimated using the Black-Scholes option-pricing model. The fair value of share-based awards that contain a market condition is generally estimated using a Monte Carlo simulation model, and the fair value of modifications to share-based awards is generally estimated using a lattice model.
The determination of fair value using the Black-Scholes, Monte Carlo simulation and lattice models is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The Company currently estimates stock price volatility based upon an equal weighting of the historical average over the expected life of the award and the average implied volatility of at-the-money options traded in the open market. The Company estimates employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.
Share-based compensation expense is recognized only for those awards that are ultimately expected to vest, and the Company has applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. Compensation expense for share-based awards based on a service condition is recognized using the straight-line single option method.
For the three month periods ended March 31, 2012 and 2011, share-based compensation expense was as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
Cost of sales	$1.7	$1.5
Selling, general and administrative	17.1	13.6
Research and development	7.2	5.7
Pre-tax share-based compensation expense	26.0	20.8
Income tax benefit	8.7	7.4
Net share-based compensation expense	$17.3	$13.4
As of March 31, 2012, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $246.0 million, which is expected to be recognized over the next 59 months (36 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of March 31, 2012.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8:  Employee Retirement and Other Benefit Plans
The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.
Components of net periodic benefit cost for the three month periods ended March 31, 2012 and 2011, respectively, were as follows:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(in millions)		(in millions)
Service cost	$6.5	$6.0	$0.4	$0.6
Interest cost	11.1	10.7	0.5	0.8
Expected return on plan assets	(11.0)	(11.1)	—	—
Amortization of prior service costs	—	—	(0.6)	(0.1)
Recognized net actuarial losses	6.8	4.3	0.3	0.2
Net periodic benefit cost	$13.4	$9.9	$0.6	$1.5
In 2012, the Company expects to pay contributions of between $45.0 million and $55.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 9:  Legal Proceedings
The following supplements and amends the discussion set forth in Note 13 “Legal Proceedings” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and is limited to certain recent developments concerning the Company's legal proceedings.
Government Investigations
In May 2012, the Company received service of process of a Subpoena Duces Tecum from the Department of Health and Human Services, Office of the Inspector General. The subpoena requests the production of documents relating to Lap-Band®.
Stockholder Derivative Litigation
Pompano Beach Police & Firefighters' Retirement System Action; Himmel Action; Rosenbloom Action
In March 2012, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.
Brace Litigation
In October 2011, Frederick Brace filed a collective and class action complaint against the Company in the U.S. District Court for the Western District of New York alleging claims for violations of the Federal Fair Labor Standards Act and New York Labor Law, fraudulent misrepresentation and declaratory judgment. These allegations concern the regulation of overtime pay for sales representatives.
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

Note 10:  Contingencies
In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company. As of March 31, 2012, the reserve for the contingent liability is $16.1 million and is included in “Other accrued expenses.”
In 2011, the Company elected to largely self-insure for future product liability losses related to Botox® and Botox® Cosmetic for injuries alleged to have occurred on or after June 1, 2011. The Company is also self-insured for product liability losses related to its breast implant products. Future product liability losses associated with Botox®, Botox® Cosmetic and breast implant products are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage.
The Company has provided reserves for contingencies related to various lawsuits, claims and contractual disputes that management believes are probable and reasonably estimable. The amount reserved for these contingencies as of March 31, 2012 is not material.

Note 11:  Guarantees
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table provides a reconciliation of the change in estimated product warranty liabilities through March 31, 2012:

(in millions)
Balance at December 31, 2011	$32.6
Provision for warranties issued during the period	2.2
Settlements made during the period	(1.8)
Balance at March 31, 2012	$33.0

Current portion	$6.6
Non-current portion	26.4
Total	$33.0

Note 13:  Earnings Per Share
The table below presents the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.	$229.8	$158.3

Weighted average number of shares outstanding	303.9	304.5
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	5.8	5.1
Dilutive effect of assumed conversion of convertible notes outstanding	—	1.2
Diluted shares	309.7	310.8

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.76	$0.52
Diluted	$0.74	$0.51
For the three month periods ended March 31, 2012 and 2011, options to purchase 8.7 million and 4.8 million shares of

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

common stock at exercise prices ranging from $75.58 to $87.91 and $62.71 to $75.58 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.

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
Interest Rate Risk Management
The Company’s interest income and expense are more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on cash and equivalents and short-term investments and interest expense on debt, as well as costs associated with foreign currency contracts.
On January 31, 2007, the Company entered into a nine-year, two month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At March 31, 2012 and December 31, 2011, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $47.3 million and $48.1 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three month periods ended March 31, 2012 and 2011, the Company recognized $3.7 million and $3.8 million, respectively, as a reduction of interest expense due to the differential to be received.
In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three month periods ended March 31, 2012 and 2011, the Company recognized $0.3 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of March 31, 2012, the remaining unrecognized gain of $5.3 million ($3.1 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2012 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.
No portion of amounts recognized from contracts designated as cash flow hedges was considered to be ineffective during the three month periods ended March 31, 2012 and 2011, respectively.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company uses foreign currency option contracts, which provide for the sale or purchase of foreign currencies to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of the Company’s business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won, Turkish lira, Polish zloty and Swiss franc. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.
Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three month periods ended March 31, 2012 and 2011, the Company recognized realized gains on settled foreign currency option contracts of $2.3 million and $0.5 million, respectively, and net unrealized losses on open foreign currency option contracts of $12.5 million and $6.9 million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three month period ended March 31, 2012, net realized and unrealized gains or losses from foreign exchange forward contracts were zero. During the three month period ended March 31, 2011, the Company recognized total realized and unrealized gains from foreign exchange forward contracts of $1.7 million.
The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At March 31, 2012 and December 31, 2011, foreign currency derivative assets associated with the foreign exchange option contracts of $12.6 million and $26.3 million, respectively, were included in “Other current assets.” At March 31, 2012, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.7 million were included in “Other current assets.” At December 31, 2011, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.7 million were included in “Accounts payable.”
At March 31, 2012 and December 31, 2011, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	March 31, 2012		December 31, 2011
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$39.3	$—	$35.4	$(0.4)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	39.2	0.7	39.1	(0.3)
Foreign currency sold — put options	366.7	12.6	404.7	26.3

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2012 and December 31, 2011, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 31, 2012 and December 31, 2011. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
Other Financial Instruments
At March 31, 2012 and December 31, 2011, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, non-marketable equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments, which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on information provided by these ventures. The fair value of notes payable and long-term debt are estimated based on quoted market prices and interest rates.
The carrying amount and estimated fair value of the Company’s other financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$2,291.7	$2,291.7	$2,406.1	$2,406.1
Short-term investments	349.8	349.8	179.9	179.9
Non-current non-marketable equity investments	9.0	9.0	9.0	9.0
Notes payable	87.7	87.8	83.9	84.3
Long-term debt	1,514.7	1,667.9	1,515.4	1,689.9
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At March 31, 2012, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

Note 15:  Fair Value Measurements
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2012 and December 31, 2011, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, the $300.0 million notional amount interest rate swap, deferred executive compensation investments and liabilities and contingent consideration liabilities. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,463.1	$—	$1,463.1	$—
Foreign time deposits	184.1	—	184.1	—
Other cash equivalents	808.0	—	808.0	—
Foreign exchange derivative assets	13.3	—	13.3	—
Interest rate swap derivative asset	47.3	—	47.3	—
Deferred executive compensation investments	77.7	64.5	13.2	—
	$2,593.5	$64.5	$2,529.0	$—
Liabilities
Interest rate swap derivative liability	$47.3	$—	$47.3	$—
Deferred executive compensation liabilities	69.2	56.0	13.2	—
Contingent consideration liabilities	217.1	—	—	217.1
	$333.6	$56.0	$60.5	$217.1

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,171.9	$—	$1,171.9	$—
Foreign time deposits	189.1	—	189.1	—
Other cash equivalents	1,078.9	—	1,078.9	—
Foreign exchange derivative assets	26.3	—	26.3	—
Interest rate swap derivative asset	48.1	—	48.1	—
Deferred executive compensation investments	70.9	58.0	12.9	—
	$2,585.2	$58.0	$2,527.2	$—
Liabilities
Foreign exchange derivative liabilities	$0.7	$—	$0.7	$—
Interest rate swap derivative liability	48.1	—	48.1	—
Deferred executive compensation liabilities	62.3	49.4	12.9	—
Contingent consideration liabilities	214.6	—	—	214.6
	$325.7	$49.4	$61.7	$214.6
Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Other cash equivalents consist primarily of money-market fund investments. Short-term investments consist of commercial paper. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its derivative instruments as of March 31, 2012 are based upon reasonable estimates and assumptions. Assets and liabilities related to deferred executive compensation consist of actively traded mutual funds classified as Level 1 and money-market funds classified as Level 2.
Contingent consideration liabilities represent future amounts the Company may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. The Company evaluates its estimates of the fair value of contingent consideration liabilities on a periodic basis. Any

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

changes in the fair value of contingent consideration liabilities are recorded as SG&A expense.
The Company estimates the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using the Company's estimated cost of borrowing. The unobservable inputs to the valuation models that have the most significant effect on the fair value of the Company's contingent consideration liabilities are the probabilities that certain in-process development projects will meet specified development milestones, including ultimate approval by the FDA. The Company currently estimates that the probabilities of success in meeting the specified development milestones are between 40% and 75%.
The following table provides a reconciliation of the change in the contingent consideration liabilities through March 31, 2012:

(in millions)
Balance at December 31, 2011	$214.6
Additions during the period related to a business combination	4.7
Change in the estimated fair value of the contingent consideration liabilities	0.6
Settlements made during the period	(5.1)
Foreign exchange translation effects	2.3
Balance at March 31, 2012	$217.1

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
The Company evaluates segment performance on a revenue and operating income basis exclusive of general and administrative expenses and other indirect costs, impairment of intangible assets and related costs, restructuring charges, amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to the Company’s segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating Segments
	Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
Product net sales:
Specialty pharmaceuticals	$1,139.5	$1,028.4
Medical devices	226.2	224.4
Total product net sales	1,365.7	1,252.8
Other corporate and indirect revenues	26.2	18.4
Total revenues	$1,391.9	$1,271.2

Operating income:
Specialty pharmaceuticals	$440.1	$384.2
Medical devices	65.0	67.5
Total segments	505.1	451.7
General and administrative expenses, other indirect costs and other adjustments	125.0	156.9
Amortization of acquired intangible assets (a)	25.7	26.6
Impairment of intangible asset	—	16.1
Restructuring charges	—	4.6
Total operating income	$354.4	$247.5
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal geographic markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 60.5% and 60.9% of the Company’s total consolidated product net sales for the three month periods ended March 31, 2012 and 2011, respectively.
Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended March 31, 2012 and 2011 were 15.8% and 14.4%, respectively, of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the three month periods ended March 31, 2012 and 2011 were 13.1% and 14.7%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Net Sales by Product Line
	Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$652.5	$591.9
Botox®/Neuromodulators	398.9	364.5
Skin Care	75.6	58.7
Urologics	12.5	13.3
Total Specialty Pharmaceuticals	1,139.5	1,028.4

Medical Devices:
Breast Aesthetics	98.4	84.1
Obesity Intervention	44.0	52.1
Facial Aesthetics	83.8	88.2
Total Medical Devices	226.2	224.4

Total product net sales	$1,365.7	$1,252.8
Geographic Information
Product Net Sales

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
United States	$826.8	$762.7
Europe	284.1	260.0
Latin America	93.8	84.4
Asia Pacific	102.9	92.2
Other	58.1	53.5
Total product net sales	$1,365.7	$1,252.8
Long-Lived Assets

	March 31, 2012	December 31, 2011
	(in millions)
United States	$3,468.1	$3,500.9
Europe	518.8	502.0
Latin America	58.9	59.4
Asia Pacific	53.6	53.3
Other	2.7	2.8
Total	$4,102.1	$4,118.4

ALLERGAN, INC.
 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This financial review presents our operating results for the three month periods ended March 31, 2012 and 2011, and our financial condition at March 31, 2012. The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 31, 2012 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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
We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $5.7 million and $4.5 million at March 31, 2012 and December 31, 2011, respectively. Provisions for cash discounts deducted from consolidated sales in the first quarter of 2012 and 2011 were $16.8 million and $14.3 million, respectively.
We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at March 31, 2012 and December 31, 2011 were $67.4 million and $68.5 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $99.7 million and $103.9 million in the first quarter of 2012 and 2011, respectively. The decrease in the provisions for sales returns in the first quarter of 2012 compared to the first quarter of 2011 is primarily due to a decrease in estimated product sales return rates for our skin care products. Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the U.S. Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $267.0 million and $249.1 million at March 31, 2012 and December 31, 2011, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $237.0 million and $174.5 million in the first quarter of 2012 and 2011, respectively. The increases in the amounts accrued at March 31, 2012 compared to December 31, 2011 and the provisions for sales rebates and other incentive programs in the first quarter of 2012 compared to the first quarter of 2011 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, urology, skin care and facial aesthetics products, an increase in the number of incentive programs offered and increased overall product sales volume. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2012 and 2011, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
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
Contingent Consideration
Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using our estimated cost of borrowing. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying unaudited condensed consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $217.1 million and $214.6 million at March 31, 2012 and December 31, 2011, respectively, and was included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.
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

Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 6.75% and 7.25% for 2012 and 2011, respectively. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 4.80% and 5.70% for 2012 and 2011, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan's investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2012 pre-tax pension benefit cost by approximately $1.8 million.
The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2011 were 4.63% and 5.14%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2012 were 4.63% and 5.14%, respectively, and for 2011, 5.51% and 5.57%, respectively. We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans' measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S. and non-U.S. pension plans would increase our expected 2012 pre-tax pension benefit costs by approximately $4.6 million and increase our pension plans' projected benefit obligations at December 31, 2011 by approximately $42.8 million.
Share-Based Compensation
We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.
The fair value of stock option awards that vest based on a service condition is estimated using the Black-Scholes option-pricing model. The fair value of share-based awards that contain a market condition is generally estimated using a Monte Carlo simulation model, and the fair value of modifications to share-based awards is generally estimated using a lattice model.
The determination of fair value using the Black-Scholes, Monte Carlo simulation and lattice models is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. We currently estimate stock price volatility based upon an equal weighting of the historical average over the expected life of the award and the average implied volatility of at-the-money options traded in the open market. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.
Share-based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. Compensation expense for share-based awards based on a service condition is recognized using the straight-line single option method.
Product Liability Self-Insurance
In 2011, we elected to largely self-insure for future product liability losses related to Botox® and Botox® Cosmetic for injuries alleged to have occurred on or after June 1, 2011. We are also self-insured for product liability losses related to our breast implant products. Future product liability losses associated with Botox®, Botox® Cosmetic and our breast implant products are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage.

Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in California and other foreign jurisdictions and deductions available in the United States for domestic production activities. We currently expect the U.S. R&D tax credit to be renewed in the fourth quarter of 2012, with retroactive effect to January 1, 2012; however, until appropriate legislation is enacted in the United States to renew the R&D tax credit, our estimated annual effective tax rate for fiscal year 2012 must exclude any potential benefit for this credit. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $14.9 million at March 31, 2012 and December 31, 2011.
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
On June 17, 2011, we acquired Alacer Biomedical, Inc., or Alacer, for an aggregate purchase price of approximately $7.0 million, net of cash acquired. On July 1, 2011, we purchased the commercial assets related to the selling and distribution of our products from our distributor in South Africa for $8.6 million, net of a $2.2 million pre-existing receivable from the distributor. On July 22, 2011, we acquired Vicept Therapeutics, Inc., or Vicept, for $74.1 million in cash and estimated contingent consideration of $163.0 million as of the acquisition date. On August 8, 2011, we acquired Precision Light, Inc., or Precision Light, for $11.7 million in cash and estimated contingent consideration of $6.2 million. On February 1, 2012, we purchased the commercial assets related to the selling and distribution of our products from our distributor in Russia for $3.1 million in cash, net of a $6.6 million pre-existing net receivable from the distributor, and estimated contingent consideration of $4.7 million. We accounted for these acquisitions as business combinations. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
Impairment Evaluations for Goodwill and Purchased Intangible Assets
We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist. We have identified two reporting units, specialty pharmaceuticals and medical devices, and perform our annual evaluation as of October 1 each year.
For our specialty pharmaceuticals reporting unit, we performed the qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. For our medical devices reporting unit, we evaluated goodwill for impairment by comparing its carrying value to its estimated fair value. We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value.

Upon completion of the October 2011 annual impairment assessment, we determined that no impairment was indicated. As of March 31, 2012, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis.
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
Operations
Headquartered in Irvine, California, we are a multi-specialty health care company focused on developing and commercializing innovative pharmaceuticals, biologics, medical devices and over-the-counter products that enable people to live life to its full potential — to see more clearly, move more freely and express themselves more fully. We discover, develop and commercialize a diverse range of products for the ophthalmic, neurological, medical aesthetics, medical dermatology, breast aesthetics, obesity intervention, urological and other specialty markets in more than 100 countries around the world.
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. At March 31, 2012, we employed approximately 10,000 persons around the world. Our principal geographic markets are the United States, Europe, Latin America and Asia Pacific.

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
The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,	March 31,	Change in Product Net Sales			Percent Change in Product Net Sales
	2012	2011	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$652.5	$591.9	$60.6	$71.1	$(10.5)	10.2%	12.0%	(1.8)%
Botox®/Neuromodulator	398.9	364.5	34.4	38.3	(3.9)	9.4%	10.5%	(1.1)%
Skin Care	75.6	58.7	16.9	16.9	—	28.8%	28.8%	—%
Urologics	12.5	13.3	(0.8)	(0.8)	—	(6.0)%	(6.0)%	—%
Total Specialty Pharmaceuticals	1,139.5	1,028.4	111.1	125.5	(14.4)	10.8%	12.2%	(1.4)%
Medical Devices:
Breast Aesthetics	98.4	84.1	14.3	15.5	(1.2)	17.0%	18.4%	(1.4)%
Obesity Intervention	44.0	52.1	(8.1)	(7.8)	(0.3)	(15.5)%	(15.0)%	(0.5)%
Facial Aesthetics	83.8	88.2	(4.4)	(3.1)	(1.3)	(5.0)%	(3.5)%	(1.5)%
Total Medical Devices	226.2	224.4	1.8	4.6	(2.8)	0.8%	2.0%	(1.2)%

Total product net sales	$1,365.7	$1,252.8	$112.9	$130.1	$(17.2)	9.0%	10.4%	(1.4)%

Domestic product net sales	60.5%	60.9%
International product net sales	39.5%	39.1%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$112.2	$100.2	$12.0	$13.5	$(1.5)	11.9%	13.5%	(1.6)%
Lumigan® Franchise	150.2	142.2	8.0	10.6	(2.6)	5.6%	7.5%	(1.9)%
Restasis®	185.7	161.4	24.3	25.1	(0.8)	15.1%	15.5%	(0.4)%
Sanctura® Franchise	12.5	13.3	(0.8)	(0.8)	—	(6.0)%	(6.0)%	—%
Latisse®	23.0	25.3	(2.3)	(2.2)	(0.1)	(8.9)%	(8.8)%	(0.1)%
 ——————————

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.
Product Net Sales
Product net sales increased by $112.9 million in the first quarter of 2012 compared to the first quarter of 2011 due to an increase of $111.1 million in our specialty pharmaceuticals product net sales and an increase of $1.8 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a small decrease in product net sales of our urologics product line. The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics product line, partially offset by a decrease in product net sales of our obesity intervention and facial aesthetics product lines.
Several of our products, including Botox® Cosmetic, Latisse® and our facial aesthetics, obesity intervention and breast implant products, as well as Botox® for therapeutic use and eye care products in emerging markets, are purchased based on consumer choice and have limited reimbursement or are not reimbursable by government or other health care plans and are, therefore, partially or wholly paid for directly by the consumer. As such, the general economic environment and level of consumer spending have a significant effect on our sales of these products.
In the United States, sales of our products that are reimbursable by government health care plans continued to be significantly impacted by the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA. The PPACA includes provisions that extend Medicaid and Medicare benefits to new patient populations, increase Medicaid and Medicare rebates and require an annual non-deductible fee on entities that sell branded prescription drugs or biologics to specified government programs in the United States.

In May 2011, a generic version of our older-generation topical allergy medication Elestat® was launched in the United States and a generic version of Zymar®, our older-generation fluoroquinolone indicated for the treatment of bacterial conjunctivitis, may be launched in the United States in the near future. In June 2011, the U.S. patent for Tazorac®, indicated for psoriasis and acne, expired. The U.S. Food and Drug Administration, or FDA, has posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene, separately for both psoriasis and acne. Our interpretation is that this will require generic manufacturers to conduct a trial, at risk, for both indications. In April 2012, the U.S. District Court for the District of Delaware ruled that our U.S. patents for Sanctura XR® are invalid. We have filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. Although generic competition in the United States negatively affected our aggregate product net sales in the first quarter of 2012, the impact was not material. We do not believe that our aggregate product net sales will be materially impacted in 2012 by generic competition, but we could experience a rapid and significant decline in net sales if we are unable to successfully maintain or defend our material patents.
Eye care pharmaceuticals product net sales increased in the first quarter of 2012 compared to the first quarter of 2011 in all of our principal geographic markets. The increase in sales of our eye care pharmaceutical products is primarily due to an increase in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan® 0.01%, which was launched in the United States in the fourth quarter of 2010, an increase in net sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan® P 0.1%, an increase in sales of Zymaxid®, our next-generation anti-infective product in the fluoroquinolone category indicated for the treatment of bacterial conjunctivitis, and an increase in sales of our artificial tears products Refresh® and Refresh® Optive™, partially offset by decreases in sales of our older-generation products, including our glaucoma drugs Alphagan® and Lumigan® 0.03%, our fluoroquinolone product Zymar®, and our topical allergy medication Elestat®.
We increased prices on certain eye care pharmaceutical products in the United States in the second half of 2011 and the first quarter of 2012. Effective January 7, 2012, we increased the published U.S. list price for Alphagan® P 0.15% by three percent, Acular®, Acular LS® and Acuvail® by four percent, Lumigan® 0.1% and Lumigan® 0.3% by five percent, Alphagan® P 0.1%, Combigan® and Zymaxid® by eight percent and Lastacaft® by ten percent. These price increases had a positive net effect on our U.S. sales in the first quarter of 2012 compared to the first quarter of 2011, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.
Total sales of Botox® increased in the first quarter of 2012 compared to the first quarter of 2011, primarily due to strong growth in sales for therapeutic use in the United States for the prophylactic treatment of headaches in adults with chronic migraine, urinary incontinence in adults with neurological conditions and upper limb spasticity. Sales of Botox® for therapeutic use also increased in Latin America and Asia Pacific, and sales of Botox® for cosmetic use increased in Europe, Africa and Middle East, Asia Pacific and Latin America. These increases in sales were partially offset by a decrease in sales for cosmetic use in the United States, primarily related to the timing of consumer promotional programs and some market share loss due to sampling and sales of a new competitor's product. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 76% in the fourth quarter of 2011, the last quarter for which market data is available.
In March 2012, a U.S. District Court, after conducting a full trial, ruled that Merz Pharmaceuticals and Merz Aesthetics violated California's Uniform Trade Secrets Act and issued a permanent injunction enjoining Merz from providing, selling or soliciting purchases of Xeomin® or its Radiesse® dermal filler products until January 9, 2013, provided that Merz may sell Xeomin® in the therapeutic market to customers not identified on court mandated exclusion lists and may sell dermal filler products to certain pre-existing customers. Although the U.S. District Court injunction did not positively affect net sales of Botox® in the first quarter of 2012, we expect the injunction to provide a benefit to net sales of Botox® during the remainder of 2012 and, additionally, a small benefit to net sales of Juvéderm® during the same period.
Skin care product net sales increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to an increase in sales of Aczone®, our topical dapsone treatment for acne vulgaris and an increase in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene products, partially offset by a decrease in total sales of Latisse®, our treatment for inadequate or insufficient eyelashes. Effective January 7, 2012, we increased the published U.S. list price for Aczone®, Tazorac® and Avage® by five percent.
Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, or OAB, decreased in the first quarter of 2012 compared to the first quarter of 2011, primarily due to lower sales of Sanctura XR®, our second-generation, once-daily anticholinergic for the treatment of OAB, which was negatively impacted by an increase in allowances for sales rebates and incentives. Effective January 7, 2012, we increased the published U.S. list price for Sanctura XR® by nine percent and Sanctura® by ten percent.

We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At March 31, 2012, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the first quarter of 2012 compared to the first quarter of 2011 due to increases in sales in all of our principal geographic markets. The increase in sales of breast aesthetics products in international markets was primarily due to higher silicone gel implant unit volume. The increase in sales of breast aesthetic products in the United States was primarily due to higher unit volume and the continued transition of the U.S. market to higher priced silicone gel products from lower priced saline products.
Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a decrease in sales in the United States, Spain and Australia. We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted by general economic conditions given the substantial patient co-pays associated with these products, government spending restrictions and access restrictions imposed by insurance plans. In addition, net sales of our obesity intervention products continued to be negatively impacted by a general increase in the market share of other competitive surgical obesity procedures, especially in the United States and Australia.
Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, decreased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a decrease in sales in the United States, partially offset by an increase in sales in Europe, Africa and Middle East, Asia Pacific and Latin America. The decrease in sales in the United States was primarily due to an increase in sales volume in the first quarter of 2011 related to a consumer promotion program. There was no similar program in effect in the first quarter of 2012.
Foreign currency changes decreased product net sales by $17.2 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to the weakening of the euro, Brazilian real, Mexican peso, Canadian dollar and U.K. pound compared to the U.S. dollar, partially offset by the strengthening of the Australian dollar compared to the U.S. dollar.
U.S. product net sales as a percentage of total product net sales decreased by 0.4 percentage points to 60.5% in the first quarter of 2012 compared to U.S. sales of 60.9% in the first quarter of 2011, due primarily to higher sales growth in our international markets compared to the U.S. market for our Botox®, breast aesthetics and facial aesthetics product lines, and a greater percentage decline in sales in the U.S. market compared to our total international markets for our obesity intervention product line, partially offset by an increase in sales of skin care products, which are highly concentrated in the United States, and the negative translation impact on international sales due to a general weakening of foreign currencies compared to the U.S. dollar in markets where we sold products in the first quarter of 2012 compared to the first quarter of 2011.
Other Revenues
Other revenues increased $7.8 million to $26.2 million in the first quarter of 2012 compared to $18.4 million in the first quarter of 2011. The increase in other revenues is primarily due to the achievement of substantive milestone events in the first quarter of 2012 related to the approval of Aiphagan® P 0.1% in Japan, which is licensed in that market to Senju Pharmaceutical Co., Ltd., or Senju, and the achievement of a sales milestone related to sales of Lumigan® in Japan, which is also under a license agreement with Senju. In addition, royalty income increased in the first quarter of 2012 compared to the first quarter of 2011 due primarily to increased royalty income from sales of Lumigan® by Senju in Japan and an increase in royalty income from sales of Botox® for therapeutic use in Japan and China by GlaxoSmithKline under a licensing agreement, partially offset by a decrease in royalty income from sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement.
Cost of Sales
Cost of sales increased $12.5 million, or 6.8%, in the first quarter of 2012 to $195.8 million, or 14.3% of product net sales, compared to $183.3 million, or 14.6% of product net sales in the first quarter of 2011. This increase in cost of sales primarily resulted from the 9.0% increase in total product net sales and an increase in provisions for inventory reserves, partially offset by a decrease in cost of sales as a percentage of product net sales primarily related to a positive change in product mix. Specialty pharmaceutical products, which generally have a lower cost of sales as a percentage of product net sales than our medical device products, increased as a percentage of our total product net sales in the first quarter of 2012 compared to the first quarter of 2011.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses decreased $4.4 million, or 0.7%, to $585.1 million, or 42.8% of product net sales, in the first quarter of 2012 compared to $589.5 million, or 47.1% of product net sales, in the first quarter of 2011. SG&A expenses in the first quarter of 2012 include aggregate charges of $9.4 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, and a $0.6 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations. SG&A expenses in the first quarter of 2011 include an upfront payment of $60.0 million related to the Levadex® collaboration and co-promotion agreement with MAP Pharmaceuticals, Inc., or MAP, a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary and fixed asset impairment charges of $2.3 million related to the discontinued development of EasyBand™ and $1.6 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®. Excluding the effect of the items described above, SG&A expenses increased $40.1 million, or 7.5%, to $575.1 million, or 42.1% of product net sales, in the first quarter of 2012 compared to $535.0 million, or 42.7% of product net sales in the first quarter of 2011. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling, marketing, promotion and general and administrative expenses. The increase in selling and marketing expenses in the first quarter of 2012 compared to the first quarter of 2011 principally relates to increased personnel and related incentive compensation costs that support the 9.0% increase in product net sales, and additional costs supporting the expansion of our sales forces, including the addition of several new direct operations in emerging markets. The increase in promotion expenses is primarily due to an increase in direct-to-consumer advertising, primarily related to Botox® for the treatment of chronic migraine in the United States, partially offset by a small decline in advertising for Restasis® and Juvéderm®. The increase in general and administrative expenses is primarily due to increased compliance and legal costs, an increase in compensation costs, including an increase in regional management costs related to the expansion of our direct selling operations in emerging markets, and an increase in bad debt expense and general insurance costs.
Research and Development
We believe that our future medium- and long-term revenue and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of March 31, 2012, we or our collaboration partners have the following significant R&D projects in late-stage development:

•	Apaziquone (U.S. - Phase III) for bladder cancer

•	Botox® (U.S., Europe, Canada - Filed) for idiopathic overactive bladder

•	Botox® (U.S. - Phase III) for crow's feet lines

•	Juvéderm Voluma™ (U.S. - Filed) for volumizing the mid-face

•	Latisse® (Europe - Filed) for eyelash growth

•	Levadex® (U.S. - Filed) for migraine

•	Ozurdex® (U.S. - Phase III) for diabetic macular edema

•	Restasis® (Europe - Phase III) for ocular surface disease

•	Ser-120 (U.S. - Phase III) for nocturia

•	Silicone Breast - Style 410 Cohesive Gel (U.S. - Filed) for breast reconstruction and augmentation
In March 2012, MAP announced that the FDA issued a Complete Response letter related to its filing for Levadex®. In the Complete Response letter the FDA requested that MAP address issues related to chemistry, manufacturing and controls, or CMC, and observations from a recent facility inspection of a third party manufacturer. The FDA also indicated that it had not been able to complete the review of inhaler usability information requested late in the review cycle. The FDA did not cite any clinical safety or efficacy issues, nor did the FDA request that any additional clinical studies be conducted prior to approval. MAP has a meeting scheduled with the FDA to discuss the Complete Response letter in the second quarter of 2012.
In April 2012, Spectrum Pharmaceuticals, Inc., or Spectrum, announced that the Phase III trials for apaziquone did not meet their primary endpoint, but analysis of pooled data from the trials showed a statistically significant treatment effect in favor of apaziquone in their primary endpoint and a key secondary endpoint. Spectrum is considering requesting a meeting with the FDA to discuss future steps.
For management purposes, we accumulate direct costs for R&D projects, but do not allocate all indirect project costs, such as R&D administration, infrastructure and regulatory affairs costs, to specific R&D projects. Additionally, R&D expense includes upfront payments to license or purchase in-process R&D assets that have not achieved regulatory approval. Our overall R&D expenses are not materially concentrated in any specific project or stage of development. The following table sets forth direct costs for our late-stage projects (which include candidates in Phase III clinical trials) and other R&D projects, upfront payments to license or purchase in-process R&D assets and all other R&D expenses for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
Direct costs for:
Late-stage projects	$48.3	$46.7
Other R&D projects	150.9	126.4
Upfront payments to license or purchase in-process R&D assets	—	—
Other R&D expenses	25.8	24.6
Total	$225.0	$197.7
R&D expenses increased $27.3 million, or 13.8%, to $225.0 million in the first quarter of 2012, or 16.5% of product net sales, compared to $197.7 million, or 15.8% of product net sales in the first quarter of 2011. The increase in R&D expenses in dollars and as a percentage of product net sales was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, potential new treatment applications for Latisse®, new technology discovery programs, the development of technology for the treatment of rosacea acquired in the Vicept acquisition, the development of tissue reinforcement technology acquired in the Serica Technologies, Inc. acquisition, an increase in costs associated with our collaboration with Spectrum related to the development of apaziquone for the treatment of non-muscle invasive bladder cancer, and increased spending on hyaluronic-acid based dermal filler products, partially offset by a reduction in expenses related to the discontinued development of EasyBand™ and a decrease in expenses related to Botox® for the treatment of overactive bladder and crow's feet lines.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets decreased $0.9 million to $31.6 million in the first quarter of 2012, or 2.3% of product net sales, compared to $32.5 million, or 2.6% of product net sales, in the first quarter of 2011. The decrease in amortization expense is primarily due to a decline in amortization expense associated with developed technology acquired in connection with our 2007 acquisition of Groupe Cornéal Laboratoires, some of which became fully amortized at the end of 2011 and trademarks acquired in connection with our 2006 acquisition of Inamed Corporation, which became fully amortized at the end of the first quarter of 2011, partially offset by an increase in the balance of intangible assets subject to amortization, including intangible assets that we acquired in connection with our July 2011 purchase of our distributor’s business related to our products in South Africa, our August 2011 acquisition of Precision Light and our February 2012 purchase of our distributor’s business related to our products in Russia.
Impairment of Intangible Asset

In March 2011, we decided to discontinue development of EasyBand™, a technology that we acquired in connection with our 2007 acquisition of EndoArt. As a result, in the first quarter of 2011 we recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology.
Restructuring Charges and Integration Costs
In March 2011, we decided to discontinue development of EasyBand™ and close the related research and development facility in Switzerland. As a result, in the first quarter of 2011 we recorded $4.6 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.5 million of contract termination costs and $0.1 million of other related costs. In the second quarter of 2011, we recorded an additional $0.1 million of restructuring charges primarily related to contract termination costs.
Included in the first quarter of 2012 and 2011 are $0.5 million and $1.0 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration and co-promotion agreements.
Operating Income
Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, impairment of intangible assets and related costs, restructuring charges, in-process research and development expenses, amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with our core business activities.
For the first quarter of 2012, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $108.9 million, aggregate charges of $9.4 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $0.6 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $0.3 million and integration and transaction costs of $0.5 million associated with the purchase of our distributor's business related to our products in Russia and other net indirect costs of $5.3 million.
For the first quarter of 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $90.6 million, an upfront payment of $60.0 million to MAP for a collaboration and co-promotion agreement related to technology that has not achieved regulatory approval and related transaction costs of $0.6 million, fixed asset impairment charges of $2.3 million, a gain of $9.4 million from the substantially complete liquidation of the Company's investment in a foreign subsidiary, stockholder derivative litigation costs of $1.6 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, integration and transaction costs of $0.4 million associated with the purchase of various businesses and other net indirect costs of $10.8 million.
The following table presents operating income for each reportable segment for the three month periods ended March 31, 2012 and 2011 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in millions)
Operating income:
Specialty pharmaceuticals	$440.1	$384.2
Medical devices	65.0	67.5
Total segments	505.1	451.7
General and administrative expenses, other indirect costs and other adjustments	125.0	156.9
Amortization of acquired intangible assets (a)	25.7	26.6
Impairment of intangible asset	—	16.1
Restructuring charges	—	4.6
Total operating income	$354.4	$247.5
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Our consolidated operating income in the first quarter of 2012 was $354.4 million, or 26.0% of product net sales, compared to consolidated operating income of $247.5 million, or 19.8% of product net sales in the first quarter of 2011. The $106.9 million increase in consolidated operating income was due to a $16.1 million charge for the impairment of an intangible asset and $4.6 million of restructuring charges in the first quarter of 2011 that did not recur in the first quarter of 2012, a $112.9 million increase in product net sales, a $7.8 million increase in other revenues, a $4.4 million decrease in SG&A expenses and a $0.9 million decrease in amortization of acquired intangible assets, partially offset by a $12.5 million increase in cost of sales and a $27.3 million increase in R&D expenses.
Our specialty pharmaceuticals segment operating income in the first quarter of 2012 was $440.1 million, compared to operating income of $384.2 million in the first quarter of 2011. The $55.9 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by an increase in promotion, selling and marketing expenses and an increase in R&D expenses.
Our medical devices segment operating income in the first quarter of 2012 was $65.0 million, compared to operating income of $67.5 million in the first quarter of 2011. The $2.5 million decrease in our medical devices segment operating income was due primarily to a decrease in product net sales of our obesity intervention and facial aesthetics product lines, an increase in overall selling and marketing expenses and an increase in R&D expenses, partially offset by an increase in product net sales of our breast aesthetics product line.

Non-Operating Income and Expense
Total net non-operating expense in the first quarter of 2012 was $29.6 million compared to $32.3 million in the first quarter of 2011. Interest income in the first quarter of 2012 was $1.2 million compared to interest income of $2.3 million in the first quarter of 2011. The decrease in interest income was primarily due to lower average cash equivalent and short-term investment balances earning interest and a decrease in average interest rates earned on all cash equivalents and short-term investment balances. Interest expense decreased $8.9 million to $15.8 million in the first quarter of 2012 compared to $24.7 million in the first quarter of 2011. Interest expense decreased primarily due to the conversion of our 1.50% Convertible Senior Notes due 2026 in the second quarter of 2011. Other, net expense was $15.0 million in the first quarter of 2012, consisting primarily of a net unrealized loss on derivative instruments of $12.5 million and $2.6 million in net realized losses from foreign currency transactions. Other, net expense was $9.9 million in the first quarter of 2011, consisting primarily of a net unrealized loss on derivative instruments of $6.9 million and $4.0 million in net realized losses from foreign currency transactions, partially offset by a gain of $0.5 million on the sale of a third party equity investment.
Income Taxes
Our effective tax rate for the first quarter of 2012 was 29.1%. Included in our earnings before income taxes for the first quarter of 2012 are aggregate charges of $10.8 million from changes in the fair value of contingent consideration associated with certain business combination agreements, the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia, external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses. In the first quarter of 2012 we recorded income tax benefits of $0.1 million related to these aggregate charges. Excluding the impact of these amounts, our adjusted effective tax rate for the first quarter of 2012 was 28.2%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.
Our effective tax rate in 2011 was 27.8%. Included in our earnings before income taxes for 2011 are a $60.0 million upfront payment and a $20.0 million regulatory milestone payment related to a collaboration and co-promotion agreement with MAP, a $45.0 million upfront payment related to a collaboration and license agreement with Molecular Partners AG, intangible asset impairment charges of $20.4 million, restructuring charges of $4.6 million, fixed asset impairment charges of $2.2 million and a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary resulting from the discontinued development of EasyBand™. In 2011, we recorded income tax benefits of $22.2 million and $7.4 million, respectively, associated with the upfront payment and regulatory milestone payment related to the collaboration and co-promotion agreement with MAP and income tax benefits of $4.6 million associated with the upfront payment related to the collaboration and license agreement with Molecular Partners AG. In 2011, we did not record any tax benefits related to the intangible asset impairment charges, restructuring charges, fixed asset impairment charges and the gain from the substantially complete liquidation of our investment in a foreign subsidiary resulting from the discontinued development of EasyBand™ since a portion of these charges are not tax deductible and we do not expect to be able to utilize the deductions for the tax deductible portion of these charges in the jurisdiction where the costs were incurred. Excluding the impact of the net pre-tax charges of $142.8 million and the net income tax benefits of $34.2 million for the items discussed above, our adjusted effective tax rate for 2011 was 27.4%.
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
The increase in the adjusted effective tax rate to 28.2% in the first quarter of 2012 compared to the adjusted effective tax rate for the year ended December 31, 2011 of 27.4% is primarily attributable to the expiration of the U.S. federal research and development tax credit at the end of 2011.
Net Earnings Attributable to Noncontrolling Interest
Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $0.5 million in the first quarter of 2012 and 2011, respectively.
Net Earnings Attributable to Allergan, Inc.
Our net earnings attributable to Allergan, Inc. in the first quarter of 2012 were $229.8 million compared to net earnings attributable to Allergan, Inc. of $158.3 million in the first quarter of 2011. The $71.5 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $106.9 million and the decrease in net non-operating expense of $2.7 million, partially offset by the increase in the provision for income taxes of $38.1 million.

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
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first quarter of 2012 was $208.9 million compared to $138.2 million for the first quarter of 2011. Cash flow from operating activities increased in the first quarter of 2012 compared to the first quarter of 2011 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in other current assets, accounts payable, accrued expenses and income taxes, partially offset by an increase in cash used to fund changes in trade receivables. In the first quarter of 2011, we made a $60.0 million upfront payment for a collaboration and co-promotion agreement, which was included in our net earnings for the first quarter of 2011. In the first quarter of 2011, we paid $15.2 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox®. In the first quarter of 2012 and 2011, we paid pension contributions of $5.5 million and $3.5 million, respectively, to our U.S. defined benefit pension plan.
Net cash used in investing activities was $197.5 million in the first quarter of 2012 compared to net cash provided by investing activities of $479.2 million in the first quarter of 2011. In the first quarter of 2012, we received $50.0 million from the maturities of short-term investments. In the first quarter of 2012, we purchased $219.9 million of short-term investments and paid $3.1 million for the purchase of our distributor’s business related to our products in Russia. Additionally, we invested $23.1 million in new facilities and equipment and $1.7 million in capitalized software. In the first quarter of 2011, we received $649.3 million from the maturities of short-term investments and purchased $149.9 million of short-term investments. Additionally, we invested $17.1 million in new facilities and equipment and $3.3 million in capitalized software. We currently expect to invest between approximately $190.0 million and $210.0 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2012.
Net cash used in financing activities was $131.4 million in the first quarter of 2012 compared to net cash used in financing activities of $87.9 million in the first quarter of 2011. In the first quarter of 2012, we repurchased approximately 2.4 million shares of our common stock for $216.9 million, paid $15.2 million in dividends to stockholders and paid contingent consideration of $5.1 million. This use of cash was partially offset by $3.8 million in net borrowings of notes payable, $87.1 million received from the sale of stock to employees and $14.9 million in excess tax benefits from share-based compensation. In the first quarter of 2011, we repurchased approximately 2.3 million shares of our common stock for $162.9 million, paid $15.3 million in dividends to stockholders and paid contingent consideration of $2.9 million. This use of cash was partially offset by $8.2 million in net borrowings of notes payable, $80.4 million received from the sale of stock to employees and $4.6 million in excess tax benefits from share-based compensation.
Effective May 1, 2012, our Board of Directors declared a cash dividend of $0.05 per share, payable June 14, 2012 to stockholders of record on May 24, 2012.
We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At March 31, 2012, we held approximately 2.9 million treasury shares under this program. Effective January 1, 2012, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 6.0 million shares to be repurchased through June 30, 2012, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.
Our 3.375% Senior Notes due 2020, or 2020 Notes, which were sold at 99.697% of par value with an effective interest rate of 3.41%, are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at our option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2020 Notes will be due and payable on September 15, 2020, unless earlier redeemed by us.
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
At March 31, 2012, we had a committed long-term credit facility, a commercial paper program, a medium-term note program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $600.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility and medium-term note program are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at March 31, 2012. At March 31, 2012, we had no borrowings under our committed long-term credit facility, $25.0 million in borrowings outstanding under the medium-term note program, which matured and was paid in April 2012, $20.0 million in borrowings outstanding under the real estate mortgage, $62.7 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.
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
In May 2011, a generic version of Elestat® was launched in the United States and a generic version of Zymar® may be launched in the United States in the near future. In April 2012, the U.S. District Court for the District of Delaware ruled that our U.S. patents for Sanctura XR® are invalid and we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. In addition, generic versions of some branded pharmaceutical products sold by our competitors were launched in the United States during 2011. We do not believe that our liquidity will be materially impacted in 2012 by generic competition.
As of March 31, 2012, $1,326.3 million of our existing cash and equivalents and short-term investments are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2011, we had approximately $2,505.1 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.
As of March 31, 2012, we have aggregate gross receivables from public and semi-public hospitals in Italy and Spain of $52.3 million and related reserves of $11.5 million for allowances for doubtful accounts. We believe the reserves established against these receivables are sufficient to cover the amounts that will ultimately be uncollectible. The economic stability in these countries is unpredictable and we cannot provide assurance that additional allowances will not be necessary if current economic conditions in these countries continue to decline. Negative changes in the amount of allowances for doubtful accounts for customers related to sovereign governments in Italy and Spain could adversely affect our future results of operations.
As of March 31, 2012, we have no significant exposure to sovereign government debt in Greece.
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

ALLERGAN, INC.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into derivative financial instruments for trading or speculative purposes.
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
On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At March 31, 2012 and December 31, 2011, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $47.3 million and $48.1 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the first quarter of 2012 and 2011, we recognized $3.7 million and $3.8 million, respectively, as a reduction of interest expense due to the differential to be received.
In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of March 31, 2012, the remaining unrecognized gain, net of tax, of $3.1 million is recorded as a component of accumulated other comprehensive loss.
At March 31, 2012, we had approximately $62.7 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.6 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.
The following tables present information about certain of our investment portfolio and our debt obligations at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Maturing in							Fair Market Value
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,463.1	$—	$—	$—	$—	$—	$1,463.1	$1,463.1
Weighted Average Interest Rate	0.13%	—	—	—	—	—	0.13%
Foreign Time Deposits	184.1	—	—	—	—	—	184.1	184.1
Weighted Average Interest Rate	0.44%	—	—	—	—	—	0.44%
Other Cash Equivalents	808.0	—	—	—	—	—	808.0	808.0
Weighted Average Interest Rate	0.23%	—	—	—	—	—	0.23%
Total Cash Equivalents and Short-Term Investments	$2,455.2	$—	$—	$—	$—	$—	$2,455.2	$2,455.2
Weighted Average Interest Rate	0.19%	—	—	—	—	—	0.19%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$25.0	$—	$—	$—	$799.1	$668.3	$1,492.4	$1,645.7
Weighted Average Interest Rate	7.47%	—	—	—	5.79%	3.48%	4.78%
Other Variable Rate (non-US$)	62.7	—	—	—	—	—	62.7	62.7
Weighted Average Interest Rate	9.46%	—	—	—	—	—	9.46%
Total Debt Obligations (a)	$87.7	$—	$—	$—	$799.1	$668.3	$1,555.1	$1,708.4
Weighted Average Interest Rate	8.89%	—	—	—	5.79%	3.48%	4.97%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$47.3
Average Pay Rate	—	—	—	—	—	0.84%	0.84%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%
——————————

(a)
Total debt obligations in the unaudited condensed consolidated balance sheet at March 31, 2012 include debt obligations of $1,555.1 million and the interest rate swap fair value adjustment of $47.3 million.

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
——————————

(a)
Total debt obligations in the unaudited condensed consolidated balance sheet at December 31, 2011 include debt obligations of $1,551.2 million and the interest rate swap fair value adjustment of $48.1 million.

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
We use foreign currency option contracts, which provide for the sale or purchase of foreign currencies to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of our business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won, Turkish lira, Polish zloty and Swiss franc. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
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
The following table provides information about our foreign currency derivative financial instruments outstanding as of March 31, 2012 and December 31, 2011. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	March 31, 2012		December 31, 2011
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$8.4	83.48	$9.0	77.85
Australian dollar	18.1	1.04	17.3	0.99
New Zealand dollar	0.4	0.81	1.1	0.76
Polish zloty	1.3	3.20	1.5	3.48
Russia ruble	11.1	29.85	6.5	32.48
	$39.3		$35.4

Estimated fair value	$—		$(0.4)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$39.2	1.31	$39.1	1.30

Estimated fair value	$0.7		$(0.3)

Foreign currency sold — put options:
Canadian dollar	$82.9	0.99	$83.2	0.99
Mexican peso	16.3	13.83	21.3	13.79
Australian dollar	50.4	1.01	50.9	1.01
Brazilian real	49.2	1.79	49.4	1.78
Euro	123.0	1.35	141.2	1.36
Korean won	16.2	1,144.55	21.3	1,143.10
Turkish lira	14.4	1.94	18.8	1.93
Polish zloty	6.8	3.42	8.8	3.41
Swiss franc	7.5	0.92	9.8	0.92
	$366.7		$404.7

Estimated fair value	$12.6		$26.3

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Further, management determined that, as of March 31, 2012, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.
PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
The following supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011 and is limited to certain recent developments concerning our legal proceedings.
Alphagan® P Patent Litigation
In March 2012, the U.S. Supreme Court denied Apotex's petition for writ of certiorari.
Combigan® Patent Litigation
In April 2012, the U.S. Court of Appeals for the Federal Circuit issued an order granting defendants' motion to dismiss our cross-appeal.
In April 2012, we filed a complaint against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging that their proposed products infringe U.S. Patent No. 8,133,890.
Sanctura XR® Patent Litigation
In March 2012, the U.S. District Court entered judgment that U.S. Patent Nos. 7,410,978, 7,759,359, 7,781,448 and 7,781,449 were invalid. In April 2012, we, Endo and Supernus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.
Latisse® Patent Litigation
In March 2012, we filed a complaint against Apotex, Sandoz and Hi-Tech in the U.S. District Court for the Middle District of North Carolina, which we subsequently amended, alleging that the defendants' proposed products infringe U.S. Patent No. 8,038,988.
In April 2012, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Hi-Tech, indicating that Hi-Tech had filed an ANDA seeking approval of a generic form of Latisse®, a bimatoprost 0.3% ophthalmic solution and contending that U.S. Patent No. 8,101,161, listed in the Orange Book under Latisse®, is invalid and/or not infringed by the proposed Hi-Tech product.
In February 2012, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman certification from Watson Laboratories, Inc., or Watson Laboratories, indicating that Watson Laboratories had filed an ANDA seeking approval of a generic form of Latisse®, a bimatoprost 0.3% ophthalmic solution and contending that U.S. Patent Nos. 7,351,404, 7,388,029, 8,038,988 and 8,101,161, listed in the Orange Book under Latisse®, are invalid and/or not infringed by the proposed Watson Laboratories product. In March 2012, we and Duke University filed a complaint against Watson Laboratories in the U.S. District Court for the Middle District of North Carolina alleging that Watson Laboratories' proposed product infringes U.S. Patent Nos. 6,403,649, 7,351,404, 7,388,029, 8,017,655 and 8,038,988.
Lumigan® 0.01% Patent Litigation
In March 2012, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Watson Laboratories, indicating that Watson Laboratories had filed an ANDA with the FDA seeking approval of a generic form of Lumigan® 0.01% bimatoprost ophthalmic solution and contending that U.S. Patent No. 7,851,504, listed in the Orange Book under Lumigan® 0.01%, is invalid and/or not infringed by the proposed Watson Laboratories product. In March 2012, we filed a complaint against Watson Laboratories in the U.S. District Court for the Eastern District of Texas alleging that Watson Laboratories' proposed product infringes U.S. Patent Nos. 5,688,819 and 7,851,504.
Government Investigations
In May 2012, we received service of process of a Subpoena Duces Tecum from the Department of Health and Human Services, Office of the Inspector General. The subpoena requests the production of documents relating to Lap-Band®.

Stockholder Derivative Litigation
Pompano Beach Police & Firefighters' Retirement System Action; Himmel Action; Rosenbloom Action
In March 2012, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.
Brace Litigation
In October 2011, Frederick Brace filed a collective and class action complaint against us in the U.S. District Court for the Western District of New York, alleging claims for violations of the Federal Fair Labor Standards Act and New York Labor Law, fraudulent misrepresentation and declaratory judgment. These allegations concern the regulation of overtime pay for sales representatives.
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

Item 1A.  Risk Factors
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses the purchases of our equity securities during the first fiscal quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2012 to January 31, 2012	744,556	$88.05	744,500	15,466,913
February 1, 2012 to February 29, 2012	1,019,144	87.35	991,689	15,303,688
March 1, 2012 to March 31, 2012	680,811	91.47	680,811	15,499,971
Total	2,444,511	$88.71	2,417,000	N/A
 ——————————

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At March 31, 2012, we held approximately 2.9 million treasury shares under this program. Effective January 1, 2012, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 6.0 million shares to be repurchased through June 30, 2012, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws. The difference between total number of shares purchased and total numbers of shares purchased as part of publicly announced plans or programs is due to shares of common stock withheld by us to satisfy tax withholding obligations related to vested employee restricted stock awards.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not Applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits
Reference is made to the Exhibit Index included herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2012

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

101
The following financial statements from Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements