Form 10-Q
period 2012-06-30
ALLERGAN INC
filed 2012-08-06
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-Q
————————————————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

As of August 1, 2012, there were 307,534,860 shares of common stock outstanding (including 6,566,875 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Product net sales	$1,467.4	$1,400.4	$2,833.1	$2,653.2
Other revenues	24.0	16.8	50.2	35.2
Total revenues	1,491.4	1,417.2	2,883.3	2,688.4

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	201.7	195.3	397.5	378.6
Selling, general and administrative	584.6	566.7	1,169.7	1,156.2
Research and development	232.0	257.4	457.0	455.1
Amortization of acquired intangible assets	33.3	31.2	64.9	63.7
Impairment of intangible assets and related costs	—	3.3	—	19.4
Restructuring charges	0.9	0.1	0.9	4.7
Operating income	438.9	363.2	793.3	610.7

Non-operating income (expense):
Interest income	1.7	1.5	2.9	3.8
Interest expense	(17.1)	(15.2)	(32.9)	(39.9)
Other, net	4.9	(5.5)	(10.1)	(15.4)
	(10.5)	(19.2)	(40.1)	(51.5)

Earnings before income taxes	428.4	344.0	753.2	559.2
Provision for income taxes	132.0	95.4	226.5	151.8

Net earnings	296.4	248.6	526.7	407.4
Net earnings attributable to noncontrolling interest	1.0	2.0	1.5	2.5
Net earnings attributable to Allergan, Inc.	$295.4	$246.6	$525.2	$404.9

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.98	$0.81	$1.73	$1.33
Diluted	$0.96	$0.79	$1.70	$1.30

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net earnings	$296.4	$248.6	$526.7	$407.4

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(40.6)	18.9	(17.0)	50.3
Reclassification adjustment for foreign currency translation gains included in net earnings from the substantially complete liquidation of an investment in a foreign subsidiary	—	—	—	(9.4)
Amortization of deferred holding gains on derivatives designated as cash flow hedges included in net earnings, net of tax benefit of $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.3 million for the six months ended June 30, 2012 and 2011, respectively	(0.2)	(0.2)	(0.4)	(0.4)
Net gain on remeasurement of postretirement benefit plan liability, net of tax expense of $7.4 million for the three and six months ended June 30, 2011, respectively	—	13.1	—	13.1
Other comprehensive (loss) income	(40.8)	31.8	(17.4)	53.6

Total comprehensive income	255.6	280.4	509.3	461.0
Comprehensive income attributable to noncontrolling interest	0.3	2.4	1.3	3.5

Comprehensive income attributable to Allergan, Inc.	$255.3	$278.0	$508.0	$457.5
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$2,368.7	$2,406.1
Short-term investments	304.8	179.9
Trade receivables, net	867.9	730.6
Inventories	259.7	249.7
Other current assets	458.5	482.0
Total current assets	4,259.6	4,048.3
Investments and other assets	240.4	247.1
Deferred tax assets	159.7	152.6
Property, plant and equipment, net	811.6	807.0
Goodwill	2,090.9	2,088.4
Intangibles, net	1,111.2	1,165.2
Total assets	$8,673.4	$8,508.6
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$42.4	$83.9
Accounts payable	200.6	200.4
Accrued compensation	162.0	200.6
Other accrued expenses	558.8	470.1
Total current liabilities	963.8	955.0
Long-term debt	1,514.9	1,515.4
Other liabilities	733.3	705.8
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,534,860 shares as of June 30, 2012 and 307,527,460 shares as of December 31, 2011	3.1	3.1
Additional paid-in capital	2,824.2	2,761.8
Accumulated other comprehensive loss	(258.6)	(241.4)
Retained earnings	3,387.6	2,969.3
	5,956.3	5,492.8
Less treasury stock, at cost (5,674,606 shares as of June 30, 2012 and 2,254,935 shares as of December 31, 2011)	(517.5)	(183.2)
Total stockholders’ equity	5,438.8	5,309.6
Noncontrolling interest	22.6	22.8
Total equity	5,461.4	5,332.4
Total liabilities and equity	$8,673.4	$8,508.6
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net earnings	$526.7	$407.4
Non-cash items included in net earnings:
Depreciation and amortization	126.9	125.9
Amortization of original issue discount and debt issuance costs	1.0	8.8
Amortization of net realized gain on interest rate swap	(0.7)	(0.7)
Deferred income tax benefit	(12.3)	(44.2)
Gain on disposal and impairment of assets	—	(2.1)
Unrealized loss on derivative instruments	8.1	4.8
Expense of share-based compensation plans	52.8	41.9
Impairment of intangible assets	—	16.1
Expense from changes in fair value of contingent consideration	13.4	2.3
Restructuring charges	0.9	4.7
Gain on investments, net	—	(0.9)
Changes in operating assets and liabilities:
Trade receivables	(152.2)	(79.8)
Inventories	(10.0)	(5.2)
Other current assets	1.0	(12.5)
Other non-current assets	(3.4)	(6.5)
Accounts payable	4.0	(29.0)
Accrued expenses	33.2	2.8
Income taxes	34.1	(67.9)
Other liabilities	14.8	15.4
Net cash provided by operating activities	638.3	381.3

Cash flows from investing activities:
Purchases of short-term investments	(504.7)	(324.8)
Acquisitions, net of cash acquired	(3.1)	(7.0)
Additions to property, plant and equipment	(57.3)	(46.3)
Additions to capitalized software	(3.7)	(6.1)
Additions to intangible assets	(3.5)	—
Proceeds from maturities of short-term investments	379.8	774.1
Proceeds from sale of equity investments	—	0.9
Proceeds from sale of property, plant and equipment	0.6	0.8
Net cash (used in) provided by investing activities	(191.9)	391.6

Cash flows from financing activities:
Repayments of convertible borrowings	—	(808.9)
Dividends to stockholders	(30.4)	(30.6)
Payments to acquire treasury stock	(549.0)	(299.0)
Payments of contingent consideration	(5.1)	(3.0)
Net (repayments) borrowings of notes payable	(41.5)	22.9
Sale of stock to employees	127.1	178.2
Excess tax benefits from share-based compensation	21.0	17.7
Net cash used in financing activities	(477.9)	(922.7)

Effect of exchange rate changes on cash and equivalents	(5.9)	15.1
Net decrease in cash and equivalents	(37.4)	(134.7)
Cash and equivalents at beginning of period	2,406.1	1,991.2
Cash and equivalents at end of period	$2,368.7	$1,856.5

Supplemental disclosure of cash flow information
Cash paid for:
Interest (net of amount capitalized)	$31.4	$34.3
Income taxes, net of refunds	$166.3	$237.8
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other period(s).
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
New Accounting Standards Not Yet Adopted
In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which will be the Company's fiscal year 2013, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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
The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $3.1 million, net of a $6.6 million pre-existing net receivable from the distributor, and is also required to pay additional contingent consideration based on certain contractual obligations of the former distributor over a two year period from the acquisition date. The estimated fair value of the contingent consideration as of the acquisition date was $4.7 million. The Company acquired assets with a fair value of $14.4 million, consisting of inventories of $2.0 million, intangible assets of $8.6

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million and goodwill of $3.8 million. No liabilities were assumed in connection with the purchase. The intangible assets relate to customer relationships that have an estimated useful life of three years and other contractual rights that have an estimated useful life of two years. As of June 30, 2012, the total estimated fair value of the contingent consideration was $4.8 million, of which $2.9 million was included in "Other accrued expenses" and $1.9 million was included in “Other liabilities.”
Precision Light Acquisition
On August 8, 2011, the Company completed the acquisition of Precision Light, Inc. (Precision Light), a privately-held medical device company based in the United States focused on developing breast, facial and body imaging systems to simulate the outcome of aesthetic medical procedures, including breast surgery, for an upfront payment of $11.7 million, net of cash acquired. The Company is also required to pay additional contingent consideration based on the achievement of certain commercial milestones. The estimated fair value of the contingent consideration as of the acquisition date was $6.2 million. In connection with the acquisition, the Company acquired assets with a fair value of $28.0 million, consisting of an intangible asset of $20.2 million, non-current deferred tax assets of $0.8 million and goodwill of $7.0 million, and assumed liabilities of $10.1 million, consisting of current liabilities of $2.6 million and non-current deferred tax liabilities of $7.5 million. The intangible asset relates to distribution rights that have an estimated useful life of five years. As of June 30, 2012, the total estimated fair value of the contingent consideration was $6.8 million, of which $1.0 million was included in "Other accrued expenses" and $5.8 million was included in “Other liabilities.”
Vicept Acquisition
On July 22, 2011, the Company completed the acquisition of Vicept Therapeutics, Inc. (Vicept), a privately-held dermatology company based in the United States focused on developing a novel compound to treat erythema (redness) associated with rosacea, for an upfront payment of $74.1 million, net of cash acquired, plus up to an aggregate of $200.0 million in payments contingent upon achieving certain future development and regulatory milestones plus additional payments contingent upon acquired products achieving certain sales milestones. The estimated fair value of the contingent consideration as of the acquisition date was $163.0 million. In connection with the acquisition, the Company acquired assets with a fair value of $343.8 million, consisting of an in-process research and development asset of $287.0 million, non-current deferred tax assets of $7.6 million and goodwill of $49.2 million, and assumed liabilities of $106.7 million, consisting of current liabilities of $2.3 million and non-current deferred tax liabilities of $104.4 million. As of June 30, 2012, the total estimated fair value of the contingent consideration of $173.5 million was included in “Other liabilities.”
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On January 28, 2011, the Company entered into a collaboration agreement and a co-promotion agreement with MAP Pharmaceuticals, Inc. (MAP) for the exclusive development and commercialization by the Company and MAP of Levadex® within the United States to certain headache specialist physicians for the acute treatment of migraine in adults, migraine in adolescents and other indications that may be approved by the parties. Levadex® is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine administered by using MAP’s proprietary Tempo® delivery system. Under the terms of the agreements, the Company made a $60.0 million upfront payment to MAP in February 2011, which was recorded as selling, general and administrative (SG&A) expense in the first quarter of 2011. The terms of the agreements also include up to $97.0 million in additional payments to MAP upon MAP meeting certain development and regulatory milestones. In August 2011, the Company made a $20.0 million milestone payment to MAP for the U.S. Food and Drug Administration (FDA) acceptance of its New Drug Application for Levadex®, which was recorded as SG&A expense in the third quarter of 2011. The upfront and milestone payments were expensed because Levadex® has not yet achieved regulatory approval. If Levadex® receives FDA approval, the Company and MAP will equally share profits from sales of Levadex® generated from its commercialization to neurologists and pain specialists in the United States.
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
As of June 30, 2012, the Company has potential future milestone receipts of approximately $459.0 million for the achievement of development, regulatory and sales milestones in connection with certain collaboration agreements, including $373.0 million related to a development and commercialization agreement that the Company entered into in 2010 with Bristol-Myers Squibb Company (Bristol-Myers Squibb) that granted Bristol-Myers Squibb exclusive worldwide rights to develop, manufacture and commercialize an investigational drug for neuropathic pain. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

Note 3:  Restructuring Charges and Integration Costs
Included in the three and six month periods ended June 30, 2012 are $0.9 million of additional restructuring charges for the refurbishment of facilities related to the Company's closure of its leased collagen manufacturing facility in Fremont, California.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$0.1 million of restructuring charges primarily related to contract termination costs and a reversal of fixed asset impairment charges of $0.1 million.
Included in the three month period ended June 30, 2012 are $0.1 million of SG&A expenses and in the six month period ended June 30, 2012 $0.1 million of cost of sales and $0.5 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses. Included in the three and six month periods ended June 30, 2011 are $0.6 million and $1.6 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses, licensing agreements and collaboration and co-promotion agreements.

Note 4:  Intangibles and Goodwill
Intangibles
At June 30, 2012 and December 31, 2011, the components of intangibles and certain other related information were as follows:

	June 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,112.8	$(477.8)	13.5	$1,111.0	$(435.1)	13.5
Customer relationships	3.8	(0.5)	3.0	42.3	(42.3)	3.1
Licensing	185.8	(147.5)	9.3	185.8	(137.2)	9.3
Trademarks	26.5	(25.0)	6.2	26.7	(25.0)	6.2
Core technology	180.4	(77.0)	15.2	181.3	(71.4)	15.2
Other	43.3	(9.6)	6.4	38.5	(5.4)	6.9
	1,552.6	(737.4)	12.8	1,585.6	(716.4)	12.6
Unamortizable Intangible Assets:
In-process research and development	296.0	—		296.0	—
	$1,848.6	$(737.4)		$1,881.6	$(716.4)
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three and six month periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)		(in millions)
Developed technology	$22.7	$22.4	$43.9	$45.0
Customer relationships	0.3	—	0.5	—
Licensing	5.1	5.1	10.2	10.2
Trademarks	0.1	0.1	0.2	1.2
Core technology	3.0	3.1	6.0	6.3
Other	2.1	0.5	4.1	1.0
	$33.3	$31.2	$64.9	$63.7
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
Estimated amortization expense is $131.1 million for 2012, $112.8 million for 2013, $105.8 million for 2014, $99.4 million for 2015 and $89.6 million for 2016.
Goodwill
Changes in the carrying amount of goodwill by operating segment through June 30, 2012 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2011	$150.1	$1,938.3	$2,088.4
Purchase of distributor’s business in Russia	3.8	—	3.8
Foreign exchange translation effects and other	0.7	(2.0)	(1.3)
Balance at June 30, 2012	$154.6	$1,936.3	$2,090.9

Note 5:  Inventories
Components of inventories were:

	June 30, 2012	December 31, 2011
	(in millions)
Finished products	$171.3	$167.1
Work in process	35.3	37.5
Raw materials	53.1	45.1
Total	$259.7	$249.7
At June 30, 2012 and December 31, 2011, approximately $9.2 million and $7.8 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

Note 6:  Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $14.9 million as of June 30, 2012 and December 31, 2011.
The total amount of unrecognized tax benefits was $63.5 million and $53.0 million as of June 30, 2012 and December 31, 2011, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $55.2 million and $44.5 million as of June 30, 2012 and December 31, 2011, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $6.0 million to $8.0 million due to the settlement of income tax audits, Appeals proceedings and Competent Authority negotiations in the United States and certain foreign jurisdictions.
During the second quarter of 2012, the Company settled its federal income tax audit with the U.S. Internal Revenue Service (IRS) for tax years 2003, 2004 and 2006 and partially settled its federal income tax audit with the IRS for tax year 2005 for the Company's acquired subsidiary, Inamed, which resulted in a total settlement of $1.1 million.
Total interest accrued related to uncertain tax positions included in the Company’s unaudited condensed consolidated balance sheets was $9.7 million and $8.1 million as of June 30, 2012 and December 31, 2011, respectively.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. Compensation expense for share-based awards based on a service condition is recognized using the straight-line single option method.
For the three and six month periods ended June 30, 2012 and 2011, share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)		(in millions)
Cost of sales	$1.6	$1.4	$3.3	$2.9
Selling, general and administrative	17.9	14.3	35.0	27.9
Research and development	7.3	5.4	14.5	11.1
Pre-tax share-based compensation expense	26.8	21.1	52.8	41.9
Income tax benefit	8.2	6.7	16.9	14.1
Net share-based compensation expense	$18.6	$14.4	$35.9	$27.8
As of June 30, 2012, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $227.9 million, which is expected to be recognized over the next 56 months (34 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of June 30, 2012.
Note 8:  Employee Retirement and Other Benefit Plans
The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.
Components of net periodic benefit cost for the three and six month periods ended June 30, 2012 and 2011, respectively, were as follows:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)		(in millions)
Service cost	$6.4	$6.0	$0.4	$0.5
Interest cost	11.0	10.7	0.5	0.8
Expected return on plan assets	(10.8)	(11.1)	—	—
Amortization of prior service costs	—	—	(0.7)	—
Recognized net actuarial losses	6.7	4.3	0.3	0.2
Net periodic benefit cost	$13.3	$9.9	$0.5	$1.5

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)		(in millions)
Service cost	$12.9	$12.0	$0.8	$1.1
Interest cost	22.1	21.4	1.0	1.6
Expected return on plan assets	(21.8)	(22.2)	—	—
Amortization of prior service costs	—	—	(1.3)	(0.1)
Recognized net actuarial losses	13.5	8.6	0.6	0.4
Net periodic benefit cost	$26.7	$19.8	$1.1	$3.0
In 2012, the Company expects to pay contributions of between $45.0 million and $55.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 9:  Legal Proceedings
The following supplements and amends the discussion set forth in Note 13 “Legal Proceedings” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Note 9 “Legal Proceedings” in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 and is limited to certain recent developments concerning the Company's legal proceedings.
Clayworth v. Allergan, et al.
In June 2012, the Court of Appeal of the State of California heard oral argument.
Stockholder Derivative Litigation
Louisiana Municipal Police Employees' Retirement System Action
In June 2012, the Court of Chancery of the State of Delaware denied the motions to dismiss filed by the Company and the individual defendants. In June 2012, the Company and the individual defendants filed an application for certification of interlocutory appeal to the Supreme Court of the State of Delaware and a motion to stay proceedings pending the application for and resolution of the interlocutory appeal, both of which were granted in July 2012. In July 2012, the Supreme Court of the State of Delaware granted the Company's and the individual defendants' petition to accept appeal from interlocutory order of the Court of Chancery.
New Jersey Building Laborers Pension Fund Action
In June 2012, the U.S. District Court for the District of Delaware heard oral argument on the motions to dismiss filed by the Company and the individual defendants and took the matter under submission.
Brace Litigation
In July 2012, the U.S. District Court for the Western District of New York dismissed the lawsuit with prejudice.
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

Note 10:  Contingencies
In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

been subject to a contract with the Company. As of June 30, 2012, the reserve for the contingent liability is $17.2 million and is included in “Other accrued expenses.”
As of June 1, 2012 the Company is largely self-insured for future product liability losses related to all of its products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the second quarter and the first six months of 2012 and 2011, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of June 30, 2012 are not material.
The Company has provided reserves for contingencies related to various lawsuits, claims and contractual disputes that management believes are probable and reasonably estimable. The amount reserved for these contingencies as of June 30, 2012 is not material.

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
The following table provides a reconciliation of the change in estimated product warranty liabilities through June 30, 2012:

(in millions)
Balance at December 31, 2011	$32.6
Provision for warranties issued during the period	4.7
Settlements made during the period	(3.7)
Balance at June 30, 2012	$33.6

Current portion	$6.6
Non-current portion	27.0
Total	$33.6

Note 13:  Earnings Per Share
The table below presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.	$295.4	$246.6	$525.2	$404.9

Weighted average number of shares outstanding	302.4	304.6	303.2	304.6
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	5.8	5.7	5.7	5.4
Dilutive effect of assumed conversion of convertible notes outstanding	—	—	—	0.5
Diluted shares	308.2	310.3	308.9	310.5

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.98	$0.81	$1.73	$1.33
Diluted	$0.96	$0.79	$1.70	$1.30
For the three and six month periods ended June 30, 2012, options to purchase 4.5 million and 6.6 million shares of common

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stock at exercise prices ranging from $76.98 to $92.90 and $75.58 to $92.90 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.
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
On January 31, 2007, the Company entered into a nine-year, two month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At June 30, 2012 and December 31, 2011, the Company recognized in its consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $47.4 million and $48.1 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and six month periods ended June 30, 2012, the Company recognized $3.7 million and $7.4 million, respectively, as a reduction of interest expense due to the differential to be received. During the three and six month periods ended June 30, 2011, the Company recognized $3.9 million and $7.7 million, respectively, as a reduction of interest expense due to the differential to be received.
In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three and six month periods ended June 30, 2012 and 2011, the Company recognized $0.4 million and $0.7 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of June 30, 2012, the remaining unrecognized gain of $4.9 million ($2.9 million, net of tax) is recorded as a component of accumulated other

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2012 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.
No portion of amounts recognized from contracts designated as cash flow hedges was considered to be ineffective during the three and six month periods ended June 30, 2012 and 2011, respectively.
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
Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and six month periods ended June 30, 2012, the Company recognized realized gains on settled foreign currency option contracts of $4.7 million and $7.0 million, respectively, and net unrealized gains (losses) on open foreign currency option contracts of $4.4 million and $(8.1) million, respectively. During the three and six month periods ended June 30, 2011, the Company recognized realized gains on settled foreign currency option contracts of $0.2 million and $0.7 million, respectively, and net unrealized gains (losses) on open foreign currency option contracts of $2.1 million and $(4.8) million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and six month periods ended June 30, 2012, the Company recognized total realized and unrealized losses from foreign exchange forward contracts of $1.2 million. During the three and six month periods ended June 30, 2011, the Company recognized total realized and unrealized (losses) gains from foreign exchange forward contracts of $(0.6) million and $1.1 million, respectively.
The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At June 30, 2012 and December 31, 2011, foreign currency derivative assets associated with the foreign exchange option contracts of $24.2 million and $26.3 million, respectively, were included in “Other current assets.” At June 30, 2012 and December 31, 2011, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.2 million and $0.7 million, respectively, were included in “Accounts payable.”

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At June 30, 2012 and December 31, 2011, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	June 30, 2012		December 31, 2011
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$39.0	$(0.3)	$35.4	$(0.4)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	38.0	0.1	39.1	(0.3)
Foreign currency sold — put options	496.1	24.2	404.7	26.3
The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2012 and December 31, 2011, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 30, 2012 and December 31, 2011. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
Other Financial Instruments
At June 30, 2012 and December 31, 2011, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, non-marketable equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments, which represent investments in start-up technology companies or partnerships that invest in start-up technology companies, are estimated based on information provided by these ventures. The fair value of notes payable and long-term debt are estimated based on quoted market prices and interest rates.
The carrying amount and estimated fair value of the Company’s other financial instruments at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$2,368.7	$2,368.7	$2,406.1	$2,406.1
Short-term investments	304.8	304.8	179.9	179.9
Non-current non-marketable equity investments	9.0	9.0	9.0	9.0
Notes payable	42.4	42.4	83.9	84.3
Long-term debt	1,514.9	1,697.6	1,515.4	1,689.9
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At June 30, 2012, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

Note 15:  Fair Value Measurements
The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2012 and December 31, 2011, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, the $300.0 million notional amount interest rate swap, deferred executive compensation investments and liabilities and contingent consideration liabilities. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,861.8	$—	$1,861.8	$—
Foreign time deposits	212.9	—	212.9	—
Other cash equivalents	401.3	—	401.3	—
Foreign exchange derivative assets	24.2	—	24.2	—
Interest rate swap derivative asset	47.4	—	47.4	—
Deferred executive compensation investments	76.3	62.4	13.9	—
	$2,623.9	$62.4	$2,561.5	$—
Liabilities
Foreign exchange derivative liabilities	$0.2	$—	$0.2	$—
Interest rate swap derivative liability	47.4	—	47.4	—
Deferred executive compensation liabilities	67.9	54.0	13.9	—
Contingent consideration liabilities	229.2	—	—	229.2
	$344.7	$54.0	$61.5	$229.2

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,171.9	$—	$1,171.9	$—
Foreign time deposits	189.1	—	189.1	—
Other cash equivalents	1,078.9	—	1,078.9	—
Foreign exchange derivative assets	26.3	—	26.3	—
Interest rate swap derivative asset	48.1	—	48.1	—
Deferred executive compensation investments	70.9	58.0	12.9	—
	$2,585.2	$58.0	$2,527.2	$—
Liabilities
Foreign exchange derivative liabilities	$0.7	$—	$0.7	$—
Interest rate swap derivative liability	48.1	—	48.1	—
Deferred executive compensation liabilities	62.3	49.4	12.9	—
Contingent consideration liabilities	214.6	—	—	214.6
	$325.7	$49.4	$61.7	$214.6

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Other cash equivalents consist primarily of money-market fund investments. Short-term investments consist of commercial paper. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability are valued using LIBOR yield curves at the reporting date. The Company believes the fair values assigned to its derivative instruments as of June 30, 2012 and December 31, 2011 are based upon reasonable estimates and assumptions. Assets and liabilities related to deferred executive compensation consist of actively traded mutual funds classified as Level 1 and money-market funds classified as Level 2.
Contingent consideration liabilities represent future amounts the Company may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. The Company evaluates its estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded as SG&A expense.
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
The following table provides a reconciliation of the change in the contingent consideration liabilities through June 30, 2012:

(in millions)
Balance at December 31, 2011	$214.6
Additions during the period related to a business combination	4.7
Change in the estimated fair value of the contingent consideration liabilities	13.4
Payments made during the period	(5.1)
Foreign exchange translation effects	1.6
Balance at June 30, 2012	$229.2

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Operating Segments
	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)		(in millions)
Product net sales:
Specialty pharmaceuticals	$1,212.6	$1,155.3	$2,352.1	$2,183.7
Medical devices	254.8	245.1	481.0	469.5
Total product net sales	1,467.4	1,400.4	2,833.1	2,653.2
Other corporate and indirect revenues	24.0	16.8	50.2	35.2
Total revenues	$1,491.4	$1,417.2	$2,883.3	$2,688.4

Operating income:
Specialty pharmaceuticals	$506.3	$468.6	$946.4	$852.8
Medical devices	78.2	77.9	143.2	145.4
Total segments	584.5	546.5	1,089.6	998.2
General and administrative expenses, other indirect costs and other adjustments	117.4	154.6	242.4	311.5
Amortization of acquired intangible assets (a)	27.3	25.3	53.0	51.9
Impairment of intangible assets and related costs	—	3.3	—	19.4
Restructuring charges	0.9	0.1	0.9	4.7
Total operating income	$438.9	$363.2	$793.3	$610.7
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal geographic markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 60.1% and 58.7% of the Company’s total consolidated product net sales for the three month periods ended June 30, 2012 and 2011, respectively. U.S. sales represented 60.3% and 59.7% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2012 and 2011, respectively.
Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended June 30, 2012 and 2011 were 14.1% and 11.9%, respectively, of the Company’s total consolidated product net sales, and 14.9% and 13.1%, respectively, of the Company’s total consolidated product net sales for the six month periods ended June 30, 2012 and 2011. Sales to Cardinal Health, Inc. for the three month periods ended June 30, 2012 and 2011 were 14.1% and 12.7%, respectively, of the Company’s total consolidated product net sales, and 13.6% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2012 and 2011. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Net Sales by Product Line
	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)		(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$670.4	$657.6	$1,322.9	$1,249.5
Botox®/Neuromodulators	461.2	418.4	860.1	782.9
Skin Care	71.4	65.3	147.0	124.0
Urologics	9.6	14.0	22.1	27.3
Total Specialty Pharmaceuticals	1,212.6	1,155.3	2,352.1	2,183.7

Medical Devices:
Breast Aesthetics	101.2	95.5	199.6	179.6
Obesity Intervention	41.3	54.4	85.3	106.5
Facial Aesthetics	112.3	95.2	196.1	183.4
Total Medical Devices	254.8	245.1	481.0	469.5

Total product net sales	$1,467.4	$1,400.4	$2,833.1	$2,653.2
Geographic Information
Product Net Sales

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)		(in millions)
United States	$881.5	$822.4	$1,708.3	$1,585.1
Europe	300.2	304.9	584.3	564.9
Latin America	101.3	101.9	195.1	186.3
Asia Pacific	114.3	104.7	217.2	196.9
Other	70.1	66.5	128.2	120.0
Total product net sales	$1,467.4	$1,400.4	$2,833.1	$2,653.2
Long-Lived Assets

	June 30, 2012	December 31, 2011
	(in millions)
United States	$3,442.6	$3,500.9
Europe	510.0	502.0
Latin America	55.7	59.4
Asia Pacific	52.7	53.3
Other	2.5	2.8
Total	$4,063.5	$4,118.4

ALLERGAN, INC.
 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This financial review presents our operating results for the three and six month periods ended June 30, 2012 and 2011, and our financial condition at June 30, 2012. The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six month periods ended June 30, 2012 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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
We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $5.9 million and $4.5 million at June 30, 2012 and December 31, 2011, respectively. Provisions for cash discounts deducted from consolidated sales in the second quarter of 2012 and 2011 were $17.0 million and $15.9 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first six months of 2012 and 2011 were $33.8 million and $30.2 million, respectively.
We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at June 30, 2012 and December 31, 2011 were $72.9 million and $68.5 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $111.5 million and $108.8 million in the second quarter of 2012 and 2011, respectively. Provisions for sales returns deducted from consolidated sales were $211.2 million and $212.7 million in the first six months of 2012 and 2011, respectively. The increase in the amount of allowances for sales returns at June 30, 2012 compared to December 31, 2011 and the provisions for sales returns in the second quarter of 2012 compared to the second quarter of 2011 are primarily due to increased overall product sales volume. The small decrease in the provisions for sales returns in the first six months of 2012 compared to the first six months of 2011 is primarily due to a decrease in estimated product sales return rates for our skin care products. Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the U.S. Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®,

Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $278.6 million and $249.1 million at June 30, 2012 and December 31, 2011, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $231.2 million and $182.2 million in the second quarter of 2012 and 2011, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $468.2 million and $356.7 million in the first six months of 2012 and 2011, respectively. The increases in the amounts accrued at June 30, 2012 compared to December 31, 2011 and the provisions for sales rebates and other incentive programs in the second quarter and the first six months of 2012 compared to the second quarter and the first six months of 2011 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, urology, skin care and facial aesthetics products, an increase in the number of incentive programs offered and increased overall product sales volume. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2012 and 2011, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
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
Contingent Consideration
Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using our estimated cost of borrowing. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying unaudited condensed consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $229.2 million and $214.6 million at June 30, 2012 and December 31, 2011, respectively, and was included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.

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
Product Liability Self-Insurance
As of June 1, 2012, we are largely self-insured for future product liability losses related to all of our products. We have historically been and continue to be self-insured for any product liability losses related to our breast implant products. We maintain third party insurance coverage that we believe is adequate to cover potential product liability losses for injuries alleged to have occurred prior to June 1, 2011 related to Botox® and  Botox® Cosmetic and prior to June 1, 2012 related to all of our other products. In addition, as a part of our current self-insurance product liability practice, we maintain a layer of insurance coverage for potential product liability losses, excluding breast implant products, above a minimum self-insured amount. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the second quarter and the first six months of 2012 and 2011, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of June 30, 2012 are not expected to have a material effect on our results of operations or liquidity.
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
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $14.9 million at June 30, 2012 and December 31, 2011.
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
On June 17, 2011, we acquired Alacer Biomedical, Inc., or Alacer, for an aggregate purchase price of approximately $7.0 million, net of cash acquired. On July 1, 2011, we purchased the commercial assets related to the selling and distribution of our products from our distributor in South Africa for $8.6 million, net of a $2.2 million pre-existing receivable from the distributor. On July 22, 2011, we acquired Vicept Therapeutics, Inc., or Vicept, for $74.1 million in cash and estimated contingent consideration of $163.0 million as of the acquisition date. On August 8, 2011, we acquired Precision Light, Inc., or Precision Light, for $11.7 million in cash and estimated contingent consideration of $6.2 million as of the acquisition date. On February 1, 2012, we purchased the commercial assets related to the selling and distribution of our products from our distributor in Russia for $3.1 million in cash, net of a $6.6 million pre-existing net receivable from the distributor, and estimated contingent consideration of $4.7 million as of the acquisition date. We accounted for these acquisitions as business combinations. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
Impairment Evaluations for Goodwill and Intangible Assets
We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist. We have identified two reporting units, specialty pharmaceuticals and medical devices, and perform our annual evaluation as of October 1 each year.
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
Upon completion of the October 2011 annual impairment assessment, we determined that no impairment was indicated. As of June 30, 2012, we do not believe any significant indicators of impairment exist for our goodwill that would require additional analysis.
We also review intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value.
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
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. At June 30, 2012, we employed approximately 10,500 persons around the world. Our principal geographic markets are the United States, Europe, Latin America and Asia Pacific.

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
The following tables compare net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,	June 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2012	2011	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$670.4	$657.6	$12.8	$42.9	$(30.1)	1.9%	6.5%	(4.6)%
Botox®/Neuromodulator	461.2	418.4	42.8	56.8	(14.0)	10.2%	13.6%	(3.4)%
Skin Care	71.4	65.3	6.1	6.4	(0.3)	9.3%	9.8%	(0.5)%
Urologics	9.6	14.0	(4.4)	(4.4)	—	(31.4)%	(31.4)%	—%
Total Specialty Pharmaceuticals	1,212.6	1,155.3	57.3	101.7	(44.4)	5.0%	8.8%	(3.8)%
Medical Devices:
Breast Aesthetics	101.2	95.5	5.7	9.7	(4.0)	6.0%	10.2%	(4.2)%
Obesity Intervention	41.3	54.4	(13.1)	(11.7)	(1.4)	(24.1)%	(21.5)%	(2.6)%
Facial Aesthetics	112.3	95.2	17.1	22.4	(5.3)	18.0%	23.5%	(5.5)%
Total Medical Devices	254.8	245.1	9.7	20.4	(10.7)	4.0%	8.3%	(4.3)%

Total product net sales	$1,467.4	$1,400.4	$67.0	$122.1	$(55.1)	4.8%	8.7%	(3.9)%

Domestic product net sales	60.1%	58.7%
International product net sales	39.9%	41.3%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$111.2	$108.5	$2.7	$7.3	$(4.6)	2.5%	6.8%	(4.3)%
Lumigan® Franchise	150.2	163.7	(13.5)	(5.1)	(8.4)	(8.2)%	(3.2)%	(5.0)%
Restasis®	196.0	173.6	22.4	23.5	(1.1)	12.9%	13.5%	(0.6)%
Latisse®	26.0	21.9	4.1	4.3	(0.2)	18.7%	19.9%	(1.2)%

	Six Months Ended
	June 30,	June 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2012	2011	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,322.9	$1,249.5	$73.4	$114.0	$(40.6)	5.9%	9.1%	(3.2)%
Botox®/Neuromodulator	860.1	782.9	77.2	95.1	(17.9)	9.9%	12.1%	(2.2)%
Skin Care	147.0	124.0	23.0	23.3	(0.3)	18.5%	18.8%	(0.3)%
Urologics	22.1	27.3	(5.2)	(5.2)	—	(19.0)%	(19.0)%	—%
Total Specialty Pharmaceuticals	2,352.1	2,183.7	168.4	227.2	(58.8)	7.7%	10.4%	(2.7)%
Medical Devices:
Breast Aesthetics	199.6	179.6	20.0	25.2	(5.2)	11.1%	14.0%	(2.9)%
Obesity Intervention	85.3	106.5	(21.2)	(19.5)	(1.7)	(19.9)%	(18.3)%	(1.6)%
Facial Aesthetics	196.1	183.4	12.7	19.3	(6.6)	6.9%	10.5%	(3.6)%
Total Medical Devices	481.0	469.5	11.5	25.0	(13.5)	2.4%	5.3%	(2.9)%

Total product net sales	$2,833.1	$2,653.2	$179.9	$252.2	$(72.3)	6.8%	9.5%	(2.7)%

Domestic product net sales	60.3%	59.7%
International product net sales	39.7%	40.3%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$223.4	$208.7	$14.7	$20.8	$(6.1)	7.0%	10.0%	(3.0)%
Lumigan® Franchise	300.4	305.9	(5.5)	5.5	(11.0)	(1.8)%	1.8%	(3.6)%
Restasis®	381.7	335.0	46.7	48.6	(1.9)	13.9%	14.5%	(0.6)%
Latisse®	49.0	47.2	1.8	2.1	(0.3)	3.9%	4.6%	(0.7)%
 ——————————

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.
Product Net Sales
Product net sales increased by $67.0 million in the second quarter of 2012 compared to the second quarter of 2011 due to an increase of $57.3 million in our specialty pharmaceuticals product net sales and an increase of $9.7 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a decrease in product net sales of our urologics product line. The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line.
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
In the United States, sales of our products that are reimbursable by government health care plans continue to be significantly impacted by the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which extended Medicaid and Medicare benefits to new patient populations and increased Medicaid and Medicare rebates. Additionally, sales of our products in the United States that are reimbursed by managed care programs continue to be impacted by competitive pricing pressures. In Europe and some other international markets, sales of our products that are reimbursable by government health care plans continue to be impacted by mandatory price reductions and rebate increases.

In May 2011, a generic version of our older-generation topical allergy medication Elestat® was launched in the United States and a generic version of Zymar®, our older-generation fluoroquinolone indicated for the treatment of bacterial conjunctivitis, may be launched in the United States in the near future. In June 2011, the U.S. patent for Tazorac®cream, indicated for psoriasis and acne, expired. The U.S. patents for Tazorac® gel expire in June 2014. The U.S. Food and Drug Administration, or FDA, has posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene cream, separately for both psoriasis and acne. We believe that this will require generic manufacturers to conduct a trial, at risk, for both indications. In April 2012, the U.S. District Court for the District of Delaware ruled that our U.S. patents for Sanctura XR® are invalid, a decision that was upheld by the U.S. Court of Appeals for the Federal Circuit in June 2012. We expect Sanctura XR® to face generic competition in the future, however the FDA has not yet approved an Abbreviated New Drug Application, or ANDA, for a generic version of Sanctura XR®. Although generic competition in the United States negatively affected our aggregate product net sales in the second quarter of 2012, the impact was not material. We do not believe that our aggregate product net sales will be materially impacted in 2012 by generic competition, but we could experience a rapid and significant decline in net sales of certain products if we are unable to successfully maintain or defend our patents and patent applications relating to such products.
Eye care pharmaceuticals product net sales increased in the second quarter of 2012 compared to the second quarter of 2011 in the United States, Canada and Asia Pacific. Net sales of eye care pharmaceutical products in Europe and Latin America decreased in the second quarter of 2012 compared to the second quarter of 2011 primarily due to the negative translation effect of average foreign currency exchange rates in effect during the second quarter of 2012 compared to the second quarter of 2011. When measured at constant currency, net sales of eye care pharmaceutical products in Europe and Latin America increased in the second quarter of 2012 compared to the second quarter of 2011. The overall increase in total sales in dollars of our eye care pharmaceutical products is primarily due to an increase in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan® 0.01%, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan® P 0.1% and Alphagan® P 0.15%, and an increase in sales of our Refresh® artificial tears products, partially offset by decreases in sales of our older-generation products, including our glaucoma drugs Alphagan® and Lumigan® 0.03% and our topical allergy medication Elestat®, decreases in sales of our fluoroquinolone products Zymar® and Zymaxid®, and decreases in sales of our non-steroidal anti-inflammatory drugs Acular® and Acuvail®.
We increased prices on certain eye care pharmaceutical products in the United States in the second half of 2011 and the first half of 2012. Effective January 7, 2012, we increased the published U.S. list price for Alphagan® P 0.15% by three percent, Acular®, Acular LS® and Acuvail® by four percent, Lumigan® 0.1% and Lumigan® 0.3% by five percent, Alphagan® P 0.1%, Combigan® and Zymaxid® by eight percent and Lastacaft® by ten percent. Effective April 7, 2012, we increased the published U.S. list price for Restasis® by five percent. Effective May 12, 2012, we increased the published U.S. list price for Lastacaft® by an additional five percent, Alphagan® P 0.15%, Alphagan® P 0.1%, Lumigan® 0.1%, Lumigan® 0.3% and Combigan® by an additional eight percent, and Acular®, Acular LS®, Acuvail® and Zymaxid® by an additional ten percent. These price increases had a positive net effect on our U.S. sales in the second quarter of 2012 compared to the second quarter of 2011, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. Due to the strong acceptance of Lumigan® 0.1% in the United States market, we recently announced that we plan to cease manufacturing Lumigan® 0.3% for the U.S. market by the end of fiscal year 2012.
Total sales of Botox® increased in the second quarter of 2012 compared to the second quarter of 2011, primarily due to strong growth in sales for therapeutic use in the United States for the prophylactic treatment of headaches in adults with chronic migraine, urinary incontinence in adults with neurological conditions and upper limb spasticity. Sales of Botox® for therapeutic use also increased in Latin America and Asia Pacific. Sales of Botox® for cosmetic use increased in all of our principal geographic markets. Sales growth of Botox® in international markets was partially offset by the negative translation effect of average foreign currency exchange rates in effect during the second quarter of 2012 compared to the second quarter of 2011. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 75% in the first quarter of 2012, the last quarter for which market data is available.
In March 2012, a U.S. District Court, after conducting a full trial, ruled that Merz Pharmaceuticals and Merz Aesthetics, or, jointly, Merz, violated California's Uniform Trade Secrets Act and issued a permanent injunction enjoining Merz from providing, selling or soliciting purchases of Xeomin® or its Radiesse® dermal filler products until January 9, 2013, provided that Merz may sell Xeomin® in the therapeutic market to customers not identified on court mandated exclusion lists and may sell dermal filler products to certain pre-existing customers. The District Court injunction positively affected net sales of Botox® in the second quarter of 2012. We expect the injunction to provide a benefit to net sales of Botox® during the remainder of 2012 and, additionally, a small benefit to net sales of Juvéderm® during the same period.
Skin care product net sales increased in the second quarter of 2012 compared to the second quarter of 2011 primarily due to an increase in sales of Aczone®, our topical dapsone treatment for acne vulgaris, and an increase in sales of Latisse®, our treatment for inadequate or insufficient eyelashes, partially offset by a small decrease in total sales of Tazorac®, Zorac® and Avage®, our topical tazarotene products, and a decrease in sales of our acne vulgaris treatment Azelex®. Effective January 7, 2012, we increased the published U.S. list price for Aczone®, Tazorac® and Avage® by five percent. Effective May 12, 2012, we increased the published U.S. list price for Aczone® by an additional three percent.
Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, or OAB, decreased in the second quarter of 2012 compared to the second quarter of 2011, primarily due to lower sales of Sanctura XR®, our second-generation, once-daily anticholinergic for the treatment of OAB, which was negatively impacted by a decrease in promotional activity. Effective January 7, 2012, we increased the published U.S. list price for Sanctura XR® by nine percent and Sanctura® by ten percent. Effective May 12, 2012, we increased the published U.S. list price for Sanctura XR® by an additional fifteen percent. We currently expect that Sanctura XR® will face generic competition in the future.
We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At June 30, 2012, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the second quarter of 2012 compared to the second quarter of 2011 due to increases in sales in all of our principal geographic markets. The increase in sales of breast aesthetics products in international markets was primarily due to higher silicone gel implant unit volume, partially offset by the negative translation effect of average foreign currency exchange rates in effect during the second quarter of 2012 compared to the second quarter of 2011. The increase in sales of breast aesthetic products in the United States was primarily due to higher implant and tissue expander unit volume and favorable product mix due to the continued transition of the U.S. market to higher priced tissue expanders and silicone gel products from lower priced saline products.
Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in the second quarter of 2012 compared to the second quarter of 2011 in all of our principal geographic markets. We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted by general economic conditions given the substantial patient co-pays associated with these products, government spending restrictions and access restrictions imposed by insurance plans. In addition, net sales of our obesity intervention products continued to be negatively impacted by a general increase in the market share of other competitive bariatric surgery procedures, especially in the United States and Australia.
Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in the second quarter of 2012 compared to the second quarter of 2011 primarily due to strong growth in sales in the United States, Europe and Asia Pacific. The increase in facial aesthetics products in the United States was due primarily to expansion of the dermal filler market and the impact of a consumer promotional program that was in place during the second quarter of 2012. The increase in international sales of facial aesthetics products was due primarily to the recent launch of Juvéderm® Voluma™ with lidocaine in a number of countries in Europe and Asia, partially offset by the negative translation effect of average foreign currency exchange rates in effect during the second quarter of 2012 compared to the second quarter of 2011.
Foreign currency changes decreased product net sales by $55.1 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to the weakening of the euro, Brazilian real, Mexican peso, Canadian dollar and Turkish lira compared to the U.S. dollar. We currently expect foreign currency changes to continue to negatively impact our consolidated product net sales in the third and fourth quarters of 2012 compared to the same periods in 2011.
U.S. product net sales as a percentage of total product net sales increased by 1.4 percentage points to 60.1% in the second quarter of 2012 compared to U.S. sales of 58.7% in the second quarter of 2011, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox® and facial aesthetics product lines and the negative overall translation impact on international sales due to a general weakening of foreign currencies compared to the U.S. dollar in markets where we sold products in the second quarter of 2012 compared to the second quarter of 2011, partially offset by a greater percentage decline in sales in the U.S. market compared to our total international markets for our obesity intervention product line.
The $179.9 million increase in product net sales in the first six months of 2012 compared to the first six months of 2011 was the combined result of an increase of $168.4 million in our specialty pharmaceuticals product net sales and an increase of $11.5 million in our medical devices product net sales.

The increase in specialty pharmaceuticals product net sales in the first six months of 2012 compared to the first six months of 2011 was primarily due to the same factors discussed above with respect to the increase in specialty pharmaceuticals product net sales for the second quarter of 2012. In addition, net sales of eye care pharmaceuticals products increased in Europe in the first six months of 2012 compared to the first six months of 2011 despite the negative translation impact due to a general weakening of foreign currencies compared to the U.S. dollar. Additionally, net sales of our fluoroquinolone product Zymaxid®, our topical acne drug Tazorac® and our other Refresh® artificial tears products increased in the first six months of 2012 compared to the first six months of 2011.
The increase in medical devices product net sales in the first six months of 2012 compared to the first six months of 2011 was primarily due to the same factors discussed above with respect to the increase in medical devices product net sales for the second quarter of 2012. In addition, sales of facial aesthetics products in the United States grew at a more modest pace in the first six months of 2012 compared to sales growth in the second quarter of 2012 due to the timing of consumer promotional programs.
Foreign currency changes decreased product net sales by $72.3 million in the first six months of 2012 compared to the first six months of 2011, primarily due to the weakening of the euro, Brazilian real, Mexican peso, Canadian dollar and Turkish lira compared to the U.S. dollar.
U.S. sales as a percentage of total product net sales increased by 0.6 percentage points to 60.3% in the first six months of 2012 compared to U.S. sales of 59.7% in the first six months of 2011, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox® product line, an increase in sales of our skin care products, which are highly concentrated in the United States, and the negative overall translation impact on international sales due to a general weakening of foreign currencies compared to the U.S. dollar in markets where we sold products in the first six months of 2012 compared to the first six months of 2011, partially offset by higher sales growth in international markets compared to the U.S. market for our facial aesthetics product line and a greater percentage decline in sales in the U.S. market compared to our total international markets for our obesity intervention product line.
Other Revenues
Other revenues increased $7.2 million to $24.0 million in the second quarter of 2012 compared to $16.8 million in the second quarter of 2011. The increase in other revenues is primarily due to the achievement of a substantive sales milestone related to sales of Lumigan® in Japan, which is under a license agreement with Senju Pharmaceutical Co., Ltd., or Senju. In addition, royalty income increased in the second quarter of 2012 compared to the second quarter of 2011 due primarily to increased royalty income from sales of Lumigan® by Senju in Japan and an increase in royalty income from sales of Botox® for therapeutic use in Japan and China by GlaxoSmithKline under a licensing agreement, partially offset by a decrease in royalty income from sales of brimonidine products by Alcon, Inc. in the United States under a licensing agreement.
Other revenues increased $15.0 million to $50.2 million in the first six months of 2012 compared to $35.2 million in the first six months of 2011. The increase in other revenues is primarily due to the achievement of substantive milestone events in the first six months of 2012 related to the approval of Aiphagan® P 0.1% in Japan and the achievement of two sales milestones related to sales of Lumigan® in Japan. Both products are under license agreements to Senju in that market. In addition, royalty income increased in the first six months of 2012 compared to the first six months of 2011 due primarily to the same factors described above with respect to the increase in royalty income for the second quarter of 2012.
Cost of Sales
Cost of sales increased $6.4 million, or 3.3%, in the second quarter of 2012 to $201.7 million, or 13.7% of product net sales, compared to $195.3 million, or 13.9% of product net sales in the second quarter of 2011. This increase in cost of sales primarily resulted from the 4.8% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily related to a positive change in product mix.
Cost of sales increased $18.9 million, or 5.0%, in the first six months of 2012 to $397.5 million, or 14.0% of product net sales, compared to $378.6 million, or 14.3% of product net sales in the first six months of 2011. This increase in cost of sales primarily resulted from the 6.8% increase in total product net sales and an increase in provisions for inventory reserves, partially offset by a decrease in cost of sales as a percentage of product net sales primarily related to a positive change in product mix. Specialty pharmaceutical products, which generally have a lower cost of sales as a percentage of product net sales than our medical device products, increased as a percentage of our total product net sales in the first six months of 2012 compared to the first six months of 2011.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses increased $17.9 million, or 3.2%, to $584.6 million, or 39.8% of product net sales, in the second quarter of 2012 compared to $566.7 million, or 40.5% of product net sales, in the second quarter of 2011. SG&A expenses in the second quarter of 2012 include an aggregate expense reversal of $1.0 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, and a $12.8 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations. SG&A expenses in the second quarter of 2011 include $0.7 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, a $2.3 million charge related to the change in fair value of a contingent consideration liability associated with our purchase of a distributor's business in Turkey and a fixed asset impairment charge reversal of $0.1 million related to the discontinued development of EasyBand™. Excluding the effect of the items described above, SG&A expenses increased $9.0 million, or 1.6%, to $572.8 million, or 39.0% of product net sales, in the second quarter of 2012 compared to $563.8 million, or 40.3% of product net sales in the second quarter of 2011. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling and marketing expenses, partially offset by a reduction in promotion expenses and a small decline in general and administrative expenses. The increase in selling and marketing expenses in the second quarter of 2012 compared to the second quarter of 2011 principally relates to increased personnel and related incentive compensation costs that support the 4.8% increase in product net sales, and additional costs supporting the expansion of our sales forces, including the addition of several new direct operations in emerging markets. The decrease in promotion expenses is primarily related to a reduction in direct-to-consumer advertising for Latisse® and other promotional programs, partially offset by an increase in direct-to-consumer advertising related to Botox® for the treatment of chronic migraine in the United States and our breast aesthetics and facial aesthetics products in Europe. The decrease in general and administrative expenses is primarily due to a reduction in legal costs and bad debt expenses, partially offset by an increase in compliance, compensation and general insurance costs.
SG&A expenses increased $13.5 million, or 1.2%, to $1,169.7 million, or 41.3% of product net sales, in the first six months of 2012 compared to $1,156.2 million, or 43.6% of product net sales, in the first six months of 2011. SG&A expenses in the first six months of 2012 include aggregate expenses of $8.4 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, and a $13.4 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations. SG&A expenses in the first six months of 2011 include an upfront payment of $60.0 million related to a collaboration and co-promotion agreement with MAP Pharmaceuticals, Inc., or MAP, for the development and commercialization of Levadex®, a self-administered, orally inhaled therapy for the acute treatment of migraine in adults that has not yet achieved regulatory approval and other potential indications in the United States, a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary and fixed asset impairment charges of $2.2 million related to the discontinued development of EasyBand™, $2.3 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, and a $2.3 million charge related to the change in fair value of a contingent consideration liability associated with our purchase of a distributor's business in Turkey. Excluding the effect of the items described above, SG&A expenses increased $49.1 million, or 4.5%, to $1,147.9 million, or 40.5% of product net sales, in the first six months of 2012 compared to $1,098.8 million, or 41.4% of product net sales in the first six months of 2011. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling and marketing, promotion, and general and administrative expenses. The increase in selling and marketing expenses in the first six months of 2012 compared to the first six months of 2011 principally relates to increased personnel and related incentive compensation costs that support the 6.8% increase in product net sales, and additional costs supporting the expansion of our sales forces, including the addition of several new direct operations in emerging markets. The increase in promotion expenses is primarily due to an increase in direct-to-consumer advertising, primarily related to Botox® for the treatment of chronic migraine in the United States, partially offset by a decline in advertising for Restasis® and Latisse®. The increase in general and administrative expenses is primarily due to increased compliance costs, an increase in compensation costs, including an increase in regional management costs related to the expansion of our direct selling operations in emerging markets, and an increase in legal expenses and general insurance costs, partially offset by a decrease in bad debt expense.
Under the provisions of the PPACA, companies that sell branded prescription drugs or biologics to specified government programs in the United States are subject to an annual non-deductible fee based on the company's relative market share of branded prescription drugs or biologics sold to the specified government programs. The non-deductible fee is recorded in SG&A expenses, and the related full year 2012 expense is expected to be approximately $27 million to $30 million. Also under the provisions of the PPACA, the Company will be required to pay a tax deductible excise tax of 2.3% on the sale of certain medical devices beginning January 1, 2013.
Research and Development
We believe that our future medium- and long-term revenue and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of June 30, 2012, we or our collaboration partners have the following significant R&D projects in late-stage development:

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
In March 2012, MAP announced that the FDA issued a Complete Response letter related to its filing for Levadex®. In the Complete Response letter the FDA requested that MAP address issues related to chemistry, manufacturing and controls, or CMC, and observations from a recent facility inspection of a third party manufacturer. The FDA also indicated that it had not been able to complete the review of inhaler usability information requested late in the review cycle. The FDA did not cite any clinical safety or efficacy issues, nor did the FDA request that any additional clinical studies be conducted prior to approval. In the second quarter of 2012, MAP completed an End-of-Review meeting with the FDA to discuss the Complete Response letter and has announced that it plans to resubmit its filing for Levadex® in the third or fourth quarter of 2012.
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
For management purposes, we accumulate direct costs for R&D projects, but do not allocate all indirect project costs, such as R&D administration, infrastructure and regulatory affairs costs, to specific R&D projects. Additionally, R&D expense includes upfront payments to license or purchase in-process R&D assets that have not achieved regulatory approval. Our overall R&D expenses are not materially concentrated in any specific project or stage of development. The following table sets forth direct costs for our late-stage projects (which include candidates in Phase III clinical trials) and other R&D projects, upfront payments to license or purchase in-process R&D assets and all other R&D expenses for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)
Direct costs for:
Late-stage projects	$45.7	$51.2	$94.0	$97.9
Other R&D projects	160.2	133.3	311.1	259.7
Upfront payments to license or purchase in-process R&D assets	—	45.0	—	45.0
Other R&D expenses	26.1	27.9	51.9	52.5
Total	$232.0	$257.4	$457.0	$455.1
R&D expenses decreased $25.4 million, or 9.9%, to $232.0 million in the second quarter of 2012, or 15.8% of product net sales, compared to $257.4 million, or 18.4% of product net sales in the second quarter of 2011. R&D expenses in the second quarter of 2011 included a charge of $45.0 million for an upfront payment for the in-licensing of technology for the treatment of retinal diseases from Molecular Partners AG that has not yet achieved regulatory approval. Excluding the effect of this upfront payment, R&D expenses increased $19.6 million, or 9.2%, in the second quarter of 2012 compared to the second quarter of 2011. The increase in R&D expenses, excluding the charge described above, was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, potential new treatment applications for Latisse®, the development of technology for the treatment of rosacea acquired in the Vicept acquisition, the development of tissue reinforcement technology acquired in the Serica Technologies, Inc. acquisition, an increase in costs associated with our collaboration with Spectrum related to the development of apaziquone for the treatment of non-muscle invasive bladder cancer, and increased spending on hyaluronic-acid based dermal filler products, partially offset by a reduction in expenses related to obesity intervention products and a decrease in expenses related to Botox® for the treatment of OAB and crow's feet lines.
R&D expenses increased $1.9 million, or 0.4%, to $457.0 million in the first six months of 2012, or 16.1% of product net sales, compared to $455.1 million, or 17.2% of product net sales in the first six months of 2011. R&D expenses in the first six months of 2011 included a charge of $45.0 million for an upfront payment for the in-licensing of technology for the treatment of retinal diseases from Molecular Partners AG that has not yet achieved regulatory approval. Excluding the effect of this upfront payment, R&D expenses increased $46.9 million, or 11.4%, in the first six months of 2012 compared to the first six months of 2011. The increase in R&D expenses, excluding the charge described above, in the first six months of 2012 was primarily due to the same factors described above related to the increase in R&D expenses in the second quarter of 2012 compared to the second quarter of 2011. Additionally, the increase in R&D expenses in the first six months of 2012 was partially offset by a small decrease in expenses for new technology discovery programs.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets increased $2.1 million to $33.3 million in the second quarter of 2012, or 2.3% of product net sales, compared to $31.2 million, or 2.2% of product net sales, in the second quarter of 2011. The increase in amortization expense is primarily due to an increase in the balance of intangible assets subject to amortization, including intangible assets that we acquired in connection with our July 2011 purchase of our distributor’s business related to our products in South Africa, our August 2011 acquisition of Precision Light and our February 2012 purchase of our distributor’s business related to our products in Russia, and the accelerated amortization of intangible assets associated with Sanctura XR®, partially offset by a decline in amortization expense associated with developed technology acquired in connection with our 2007 acquisition of Groupe Cornéal Laboratoires, some of which became fully amortized at the end of 2011.
Amortization of acquired intangible assets increased $1.2 million to $64.9 million in the first six months of 2012, or 2.3% of product net sales, compared to $63.7 million, or 2.4% of product net sales, in the first six months of 2011. The increase in amortization expense is primarily due to the same factors described above with respect to the increase in amortization expense in the second quarter of 2012 compared to the second quarter of 2011. In addition, amortization of acquired intangible assets in the first six months of 2011 include amortization expense associated with trademarks acquired in connection with our 2006 acquisition of Inamed Corporation, which became fully amortized at the end of the first quarter of 2011.
Impairment of Intangible Assets and Related Costs
In March 2011, we decided to discontinue development of EasyBand™, a technology that we acquired in connection with our 2007 acquisition of EndoArt. As a result, in the first quarter of 2011 we recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology.
In the second quarter of 2011, we recorded additional costs of $3.3 million for the termination of a third-party agreement primarily related to the promotion of Sanctura XR® to general practitioners in the United States associated with the impairment of the Sanctura® assets in the third quarter of 2010.
Restructuring Charges and Integration Costs
Included in the three and six month periods ended June 30, 2012 are $0.9 million of additional restructuring charges for the refurbishment of facilities related to the closure of our leased collagen manufacturing facility in Fremont, California.
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
Included in the three month period ended June 30, 2012 are $0.1 million of SG&A expenses and in the six month period ended June 30, 2012 $0.1 million of cost of sales and $0.5 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses. Included in the three and six month periods ended June 30, 2011 are $0.6 million and $1.6 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses, licensing agreements and collaboration and co-promotion agreements.
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
For the second quarter of 2012, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $101.5 million, an aggregate expense reversal of $1.0 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $12.8 million for changes in the fair value of contingent consideration liabilities, integration and transaction costs of $0.1 million associated with the purchase of our distributor's business related to our products in Russia and other net indirect costs of $4.0 million.
For the second quarter of 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $99.5 million, an upfront licensing fee of $45.0 million to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, a reversal of fixed asset impairment charges of $0.1 million, stockholder derivative litigation costs of $0.7 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, a charge of $2.3 million for the change in the fair value of a contingent consideration liability, transaction costs of $0.5 million associated with the purchase of various businesses and other net indirect costs of $6.6 million.
For the first six months of 2012, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $210.4 million, aggregate charges of $8.4 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $13.4 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $0.3 million and integration and transaction costs of $0.6 million associated with the purchase of our distributor's business related to our products in Russia and other net indirect costs of $9.3 million.
For the first six months of 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $190.1 million, an upfront payment of $60.0 million to MAP for a collaboration and co-promotion agreement related to technology that has not achieved regulatory approval and related transaction costs of $0.6 million, an upfront licensing fee of $45.0 million to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, fixed asset impairment charges of $2.2 million, a gain of $9.4 million from the substantially complete liquidation of the Company's investment in a foreign subsidiary, stockholder derivative litigation costs of $2.3 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, a charge of $2.3 million for the change in the fair value of a contingent consideration liability, integration and transaction costs of $0.9 million associated with the purchase of various businesses and other net indirect costs of $17.4 million.
The following table presents operating income for each reportable segment for the three and six month periods ended June 30, 2012 and 2011 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)		(in millions)
Operating income:
Specialty pharmaceuticals	$506.3	$468.6	$946.4	$852.8
Medical devices	78.2	77.9	143.2	145.4
Total segments	584.5	546.5	1,089.6	998.2
General and administrative expenses, other indirect costs and other adjustments	117.4	154.6	242.4	311.5
Amortization of acquired intangible assets (a)	27.3	25.3	53.0	51.9
Impairment of intangible assets and related costs	—	3.3	—	19.4
Restructuring charges	0.9	0.1	0.9	4.7
Total operating income	$438.9	$363.2	$793.3	$610.7
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.

Our consolidated operating income in the second quarter of 2012 was $438.9 million, or 29.9% of product net sales, compared to consolidated operating income of $363.2 million, or 25.9% of product net sales in the second quarter of 2011. The $75.7 million increase in consolidated operating income was due to a $67.0 million increase in product net sales, a $7.2 million increase in other revenues, a $25.4 million decrease in R&D expenses and a $3.3 million charge for the impairment of intangible assets and related costs in the second quarter of 2011 that did not recur in the second quarter of 2012, partially offset by a $6.4 million increase in cost of sales, a $17.9 million increase in SG&A expenses, a $2.1 million increase in amortization of acquired intangible assets and a $0.8 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in the second quarter of 2012 was $506.3 million, compared to operating income of $468.6 million in the second quarter of 2011. The $37.7 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by an increase in selling and marketing expenses and an increase in R&D expenses.
Our medical devices segment operating income in the second quarter of 2012 was $78.2 million, compared to operating income of $77.9 million in the second quarter of 2011. The $0.3 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line, an increase in overall selling and marketing expenses and an increase in R&D expenses.
Our consolidated operating income in the first six months of 2012 was $793.3 million, or 28.0% of product net sales, compared to consolidated operating income of $610.7 million, or 23.0% of product net sales in the first six months of 2011. The $182.6 million increase in consolidated operating income was due to a $179.9 million increase in product net sales, a $15.0 million increase in other revenues, a $3.8 million decrease in restructuring charges and a charge of $19.4 million for the impairment of intangible assets and related costs in the first six months of 2011 that did not recur in the first six months of 2012, partially offset by an $18.9 million increase in cost of sales, a $13.5 million increase in SG&A expenses, a $1.9 million increase in R&D expenses and a $1.2 million increase in amortization of acquired intangible assets.
Our specialty pharmaceuticals segment operating income in the first six months of 2012 was $946.4 million, compared to operating income of $852.8 million in the first six months of 2011. The $93.6 million increase in our specialty pharmaceuticals segment operating income was due primarily to the same reasons discussed in the analysis of the second quarter of 2012. In addition, promotion expenses increased in the first six months of 2012 compared to the first six months of 2011.
Our medical devices segment operating income in the first six months of 2012 was $143.2 million, compared to operating income of $145.4 million in the first six months of 2011. The $2.2 million decrease in our medical devices segment operating income was due primarily to a decrease in product net sales of our obesity intervention product line, an increase in overall selling and marketing expenses and an increase in R&D expenses, partially offset by an increase in product net sales of our breast aesthetics and facial aesthetics product lines and a decrease in overall promotion expenses.
Non-Operating Income and Expense
Total net non-operating expense in the second quarter of 2012 was $10.5 million compared to $19.2 million in the second quarter of 2011. Interest income in the second quarter of 2012 was $1.7 million compared to interest income of $1.5 million in the second quarter of 2011. The increase in interest income was primarily due to higher average cash equivalent and short-term investment balances earning interest. Interest expense increased $1.9 million to $17.1 million in the second quarter of 2012 compared to $15.2 million in the second quarter of 2011. Interest expense increased primarily due to an increase in accrued statutory interest resulting from a change in estimate related to uncertain tax positions. Other, net income was $4.9 million in the second quarter of 2012, consisting primarily of net gains on foreign currency derivative instruments and other foreign currency transactions. Other, net expense was $5.5 million in the second quarter of 2011, consisting primarily of $5.9 million in net losses on foreign currency derivative instruments and other foreign currency transactions, partially offset by a gain of $0.4 million on the sale of a third party equity investment.
Total net non-operating expense in the first six months of 2012 was $40.1 million compared to $51.5 million in the first six months of 2011. Interest income in the first six months of 2012 was $2.9 million compared to interest income of $3.8 million in the first six months of 2011. The decrease in interest income was primarily due to lower average cash equivalent and short-term investment balances earning interest. Interest expense decreased $7.0 million to $32.9 million in the first six months of 2012 compared to $39.9 million in the first six months of 2011. Interest expense decreased primarily due to the conversion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, in the second quarter of 2011, partially offset by an increase in accrued statutory interest resulting from a change in estimate related to uncertain tax positions. Other, net expense was $10.1 million in the first six months of 2012, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions. Other, net expense was $15.4 million in the first six months of 2011, consisting primarily of $16.8 million in losses on foreign currency derivative instruments and other foreign currency transactions, partially offset by a gain of

$0.9 million on the sale of a third party equity investment.
Income Taxes
Our effective tax rate for the second quarter of 2012 was 30.8%. Our effective tax rate for the first six months of 2012 was 30.1%. Included in our earnings before income taxes for the first six months of 2012 are charges related to changes in the fair value of contingent consideration associated with certain business combination agreements of $13.4 million, the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia of $0.9 million, external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses of $8.4 million, $0.8 million of interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings and restructuring charges of $0.9 million. In the first six months of 2012 we recorded no income tax benefits related to the changes in the fair value of contingent consideration liabilities, $0.1 million of income tax benefits related to the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia, $0.9 of income tax benefits related to external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, income tax benefits of $0.3 million related to interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings and $0.3 million of income tax benefits related to the restructuring charges. In the first six months of 2012 we also recorded an income tax provision of $6.7 million for changes in estimated taxes related to uncertain tax positions included in prior year filings. Excluding the impact of the pretax charges of $24.4 million and the net income tax provision of $5.1 million for the items discussed above, our adjusted effective tax rate for the first six months of 2012 was 28.5%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.
The calculation of our adjusted effective tax rate for the first six months of 2012 is summarized below:

(in millions)
Earnings before income taxes, as reported	$753.2
Changes in the fair value of contingent consideration liabilities related to business combinations	13.4
Fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia	0.9
External costs for stockholder derivative litigation and other legal contingency expenses	8.4
Interest expense associated with changes in estimated taxes related to uncertain tax positions in prior year filings	0.8
Restructuring charges	0.9
$777.6

Provision for income taxes, as reported	$226.5
Income tax benefit (provision) for:
Changes in the fair value of contingent consideration liabilities related to business combinations	—
Fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia	0.1
External costs for stockholder derivative litigation and other legal contingency expenses	0.9
Interest expense associated with changes in estimated taxes related to uncertain tax positions in prior year filings	0.3
Restructuring charges	0.3
Changes in estimated taxes related to uncertain tax positions in prior year filings	(6.7)
$221.4
Adjusted effective tax rate	28.5%
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
The increase in the adjusted effective tax rate to 28.5% in the first six months of 2012 compared to the adjusted effective tax rate for the year ended December 31, 2011 of 27.4% is primarily attributable to the expiration of the U.S. federal research and development tax credit at the end of 2011 and a small negative change in other tax positions affecting unrecognized tax benefits.
Net Earnings Attributable to Noncontrolling Interest
Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $1.0 million and $2.0 million in the second quarter of 2012 and 2011, respectively, and $1.5 million and $2.5 million in the first six months of 2012 and 2011, respectively.
Net Earnings Attributable to Allergan, Inc.
Our net earnings attributable to Allergan, Inc. in the second quarter of 2012 were $295.4 million compared to net earnings attributable to Allergan, Inc. of $246.6 million in the second quarter of 2011. The $48.8 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $75.7 million, the decrease in net non-operating expense of $8.7 million and the decrease in net earnings attributable to noncontrolling interest of $1.0 million, partially offset by the increase in the provision for income taxes of $36.6 million.
Our net earnings attributable to Allergan, Inc. in the first six months of 2012 were $525.2 million compared to net earnings attributable to Allergan, Inc. of $404.9 million in the first six months of 2011. The $120.3 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $182.6 million, the decrease in net non-operating expense of $11.4 million and the decrease in net earnings attributable to noncontrolling interest of $1.0 million, partially offset by the increase in the provision for income taxes of $74.7 million.

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
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first six months of 2012 was $638.3 million compared to $381.3 million for the first six months of 2011. Cash flow from operating activities increased in the first six months of 2012 compared to the first six months of 2011 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in accounts payable, accrued expenses, income taxes and other current assets, partially offset by an increase in cash used to fund changes in trade receivables and inventories. In the first six months of 2011, we made upfront payments of $105.0 million for various licensing and collaboration agreements, which were included in our net earnings for the first six months of 2011. In the first six months of 2011, we paid $15.2 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox®. In the first six months of 2012 and 2011, we paid pension contributions of $14.3 million and $9.9 million, respectively, to our U.S. defined benefit pension plan.
Net cash used in investing activities was $191.9 million in the first six months of 2012 compared to net cash provided by investing activities of $391.6 million in the first six months of 2011. In the first six months of 2012, we received $379.8 million from the maturities of short-term investments and $0.6 million from the sale of property, plant and equipment. In the first six months of 2012, we purchased $504.7 million of short-term investments, paid $3.1 million for the purchase of our distributor’s business related to our products in Russia and paid $3.5 million for developed technology intangible assets. Additionally, we invested $57.3 million in new facilities and equipment and $3.7 million in capitalized software. In the first six months of 2011, we received $774.1 million from the maturities of short-term investments and $1.7 million from the sale of equity investments and property, plant and equipment. In the first six months of 2011, we purchased $324.8 million of short-term investments and paid $7.0 million, net of cash acquired, for the acquisition of Alacer. Additionally, we invested $46.3 million in new facilities and equipment and $6.1 million in capitalized software. We currently expect to invest between approximately $190.0 million and $210.0 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2012.
Net cash used in financing activities was $477.9 million in the first six months of 2012 compared to net cash used in financing activities of $922.7 million in the first six months of 2011. In the first six months of 2012, we repurchased approximately 6.0 million shares of our common stock for $549.0 million, paid $30.4 million in dividends to stockholders, had net repayments of notes payable of $41.5 million and paid contingent consideration of $5.1 million. This use of cash was partially offset by $127.1 million received from the sale of stock to employees and $21.0 million in excess tax benefits from share-based compensation. In the first six months of 2011, we paid $808.9 million for the repayment and conversion of our 2026 Convertible Notes ($649.7 million principal amount and $159.2 million equity repurchase), repurchased 4.0 million shares of our common stock for $299.0 million, paid $30.6 million in dividends to stockholders and paid contingent consideration of $3.0 million. This use of cash was partially offset by $22.9 million in net borrowings of notes payable, $178.2 million received from the sale of stock to employees and $17.7 million in excess tax benefits from share-based compensation.
Effective July 31, 2012, our Board of Directors declared a cash dividend of $0.05 per share, payable September 13, 2012 to stockholders of record on August 23, 2012.
We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At June 30, 2012, we held approximately 5.7 million treasury shares under this program. Effective July 1, 2012, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 4.0 million shares to be repurchased through December 31, 2012, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.
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
At June 30, 2012, we had a committed long-term credit facility, a commercial paper program, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $600.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at June 30, 2012. At June 30, 2012, we had no borrowings under our committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $42.4 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.
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
In May 2011, a generic version of Elestat® was launched in the United States and a generic version of Zymar® may be launched in the United States in the near future. In April 2012, the U.S. District Court for the District of Delaware ruled that our U.S. patents for Sanctura XR® are invalid, a decision that was upheld by the U.S. Court of Appeals for the Federal Circuit in June 2012. In addition, generic versions of some branded pharmaceutical products sold by our competitors were recently launched in the United States. We do not believe that our liquidity will be materially impacted in 2012 by generic competition.
As of June 30, 2012, $1,490.9 million of our existing cash and equivalents and short-term investments are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2011, we had approximately $2,505.1 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.
We sell products to public and semi-public hospitals in Italy and Spain, which are wholly or partially funded by their respective sovereign governments. The following table provides information related to trade receivables outstanding as of June 30, 2012 from product net sales in Italy and Spain:

	Italy	Spain
	(in millions)
Trade receivables from public and semi-public hospitals primarily funded by the sovereign government	$27.8	$10.6
Trade receivables from other customers	9.1	20.6
Total trade receivables	$36.9	$31.2

Amount of trade receivables that is past due	$18.9	$11.6
Allowance for doubtful accounts	$9.7	$3.7
We believe the reserves established against these trade receivables are sufficient to cover the amounts that will ultimately be uncollectible. However, the economic stability in these countries is unpredictable and we cannot provide assurance that additional allowances will not be necessary if current economic conditions in these countries continue to decline. Negative changes in the amount of allowances for doubtful accounts could adversely affect our future results of operations.
As of June 30, 2012, we have no significant trade accounts receivable from customers in Greece or Portugal that are primarily funded by their respective sovereign governments.

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
On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap receives interest at a fixed rate of 5.75% and pays interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converts $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge meets the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt are recorded at fair value. At June 30, 2012 and December 31, 2011, we recognized in our consolidated balance sheets an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $47.4 million and $48.1 million, respectively. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the 2016 Notes. During the three and six month periods ended June 30, 2012, we recognized $3.7 million and $7.4 million, respectively, as a reduction of interest expense due to the differential to be received. During the three and six month periods ended June 30, 2011, we recognized $3.9 million and $7.7 million, respectively, as a reduction of interest expense due to the differential to be received.
In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of June 30, 2012, the remaining unrecognized gain, net of tax, of $2.9 million is recorded as a component of accumulated other comprehensive loss.
At June 30, 2012, we had approximately $42.4 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense, including the effect of the $300.0 million notional amount of the interest rate swap entered into on January 31, 2007, would increase or decrease by approximately $3.4 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Maturing in							Fair Market Value
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,861.8	$—	$—	$—	$—	$—	$1,861.8	$1,861.8
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Foreign Time Deposits	212.9	—	—	—	—	—	212.9	212.9
Weighted Average Interest Rate	0.32%	—	—	—	—	—	0.32%
Other Cash Equivalents	401.3	—	—	—	—	—	401.3	401.3
Weighted Average Interest Rate	0.46%	—	—	—	—	—	0.46%
Total Cash Equivalents and Short-Term Investments	$2,476.0	$—	$—	$—	$—	$—	$2,476.0	$2,476.0
Weighted Average Interest Rate	0.22%	—	—	—	—	—	0.22%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$—	$—	$—	$—	$799.1	$668.4	$1,467.5	$1,650.2
Weighted Average Interest Rate	—	—	—	—	5.79%	3.48%	4.74%
Other Variable Rate (non-US$)	42.4	—	—	—	—	—	42.4	42.4
Weighted Average Interest Rate	8.61%	—	—	—	—	—	8.61%
Total Debt Obligations (a)	$42.4	$—	$—	$—	$799.1	$668.4	$1,509.9	$1,692.6
Weighted Average Interest Rate	8.61%	—	—	—	5.79%	3.48%	4.85%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$47.4
Average Pay Rate	—	—	—	—	—	0.83%	0.83%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%
——————————

(a)
Total debt obligations in the unaudited condensed consolidated balance sheet at June 30, 2012 include debt obligations of $1,509.9 million and the interest rate swap fair value adjustment of $47.4 million.

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
The following table provides information about our foreign currency derivative financial instruments outstanding as of June 30, 2012 and December 31, 2011. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	June 30, 2012		December 31, 2011
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$8.8	79.13	$9.0	77.85
Australian dollar	19.5	1.00	17.3	0.99
Russia ruble	10.0	33.00	6.5	32.48
Danish krone	0.7	5.87	—	—
New Zealand dollar	—	—	1.1	0.76
Polish zloty	—	—	1.5	3.48
	$39.0		$35.4

Estimated fair value	$(0.3)		$(0.4)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$38.0	1.27	$39.1	1.30

Estimated fair value	$0.1		$(0.3)

Foreign currency sold — put options:
Canadian dollar	$124.3	1.02	$83.2	0.99
Mexican peso	11.3	13.87	21.3	13.79
Australian dollar	74.4	1.00	50.9	1.01
Brazilian real	71.3	1.98	49.4	1.78
Euro	185.4	1.30	141.2	1.36
Korean won	11.1	1,145.40	21.3	1,143.10
Turkish lira	9.1	1.96	18.8	1.93
Polish zloty	4.4	3.43	8.8	3.41
Swiss franc	4.8	0.92	9.8	0.92
	$496.1		$404.7

Estimated fair value	$24.2		$26.3

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Further, management determined that, as of June 30, 2012, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.
PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
The following supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1 “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 and is limited to certain recent developments concerning our legal proceedings.
Clayworth v. Allergan, et al.
In June 2012, the Court of Appeal of the State of California heard oral argument.
Allergan, Inc. v. Cayman Chemical Company, et al.
In May 2012, the U.S. District Court for the Central District of California granted summary judgment against us on our claim for infringement of U.S. Patent No. 6,262,105 and in favor of Athena Cosmetic, Inc., Pharma Tech International, Inc. and Northwest Cosmetic Laboratories, LLC on their counterclaim for declaratory judgment of non-infringement on U.S. Patent No. 6,262,105. The U.S. District Court also dismissed without prejudice their counterclaim for declaratory judgment of invalidity of U.S. Patent No. 6,262,105.
In July 2012, the U.S. District Court granted our motion for partial summary judgment on our unfair competition claim against Athena Cosmetics, Inc.
Zymar® Patent Litigation
In May 2012, we, Senju Pharmaceutical Co., Ltd., or Senju, Kyorin Pharmaceutical Co., Ltd., or Kyorin, and Lupin Limited, or Lupin, filed a stipulation of dismissal without prejudice of claims against Lupin with respect to the '283 patent and Lupin's counterclaims with respect to the '283 patent, which was granted.
Combigan® Patent Litigation
In July 2012, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex Corp. and Apotex Inc., or Apotex, indicating that Apotex had filed an ANDA with the FDA seeking approval of a generic form of Combigan®, a brimonidine tartrate 0.2%, timolol 0.5% ophthalmic solution, and contending that U.S. Patent No. 8,133,890, listed in the Orange Book under Combigan®, is invalid and/or not infringed by the proposed Apotex product.
In May 2012, a trial was held in the Canadian Federal Court. In June 2012, the Canadian Federal Court ruled that Canadian Patent No. 2,440,764 is valid and granted our application to prohibit approval of Apotex Canada Inc.'s, or Apotex Canada, generic product on the grounds of comity. Apotex Canada filed a notice of motion to appeal in June 2012 and a notice of motion to expedite the appeal in July 2012, which was granted.
Sanctura XR® Patent Litigation
In April 2012, we, Endo Pharmaceuticals Solutions, Inc., and Supernus Pharmaceuticals, Inc., filed a motion to expedite the appeal, which was granted. In June 2012, the U.S. Court of Appeals for the Federal Circuit heard oral argument and affirmed the judgment of the U.S. District Court for the District of Delaware.
Latisse® Patent Litigation
In April 2012, we received a Notice of Allegation letter from Apotex Canada indicating that Apotex Canada had filed an Abbreviated New Drug Submission, or ANDS, under paragraph 5 of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Latisse®, a bimatoprost 0.3% ophthalmic solution. In the letter, Apotex Canada contends that Canadian Patent Nos. 2,144,967 and 2,401,731 are invalid and/or not infringed by the proposed Apotex Canada product. In July 2012, we filed a statement of claim in the Ontario Superior Court of Justice in Canada alleging that Apotex Canada's proposed product infringes Canadian Patent Nos. 2,144,967 and 2,475,106.
In May 2012, we and Duke University filed a complaint against Hi-Tech Pharmacal Co., Inc., or Hi-Tech, in the U.S. District Court for the Middle District of North Carolina alleging that Hi-Tech's proposed product infringes U.S. Patent No. 8,101,161.
In June 2012, we received a paragraph 4 invalidity and noninfringement Hatch-Waxman Act certification from Apotex indicating that Apotex had filed an ANDA seeking approval of a generic form of Latisse®, a bimatoprost 0.3% ophthalmic solution, and contending that U.S. Patent Nos. 8,038,988 B2 and 8,101,161 B2, listed in the Orange Book under Latisse®, are invalid and/or not infringed by the proposed Apotex product.
In July 2012, the U.S. District Court for the Middle District of North Carolina scheduled the trial on U.S. Patent Nos. 7,351,404 and 7,388,029 in the Apotex, Sandoz, Inc., or Sandoz, and Hi-Tech actions for November 2012.
In July 2012, we stipulated to the dismissal without prejudice of our claims regarding U.S. Patent Nos. 6,403,649 and 8,017,655 against Watson Pharmaceuticals, Inc., Watson Laboratories, Inc., and Watson Pharma, Inc.
Lumigan® 0.01% Patent Litigation
In April 2012, we received a Notice of Allegation letter from Apotex Canada indicating that Apotex Canada had filed an ANDS under paragraph 5 of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Lumigan® 0.01%. In the letter, Apotex Canada contends that Canadian Patent Nos. 2,144,967 and 2,585,691 are invalid and/or not infringed by the proposed Apotex Canada product. In June 2012, we filed a notice of application in the Canadian Federal Court alleging that Apotex Canada's proposed product infringes Canadian Patent Nos. 2,144,967 and 2,585,691.
In June 2012, we received a Notice of Allegation letter from Cobalt Pharmaceuticals Company, or Cobalt, indicating that Cobalt had filed an ANDS under paragraph 5 of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic version of Lumigan® 0.01%. In the letter, Cobalt contends that Canadian Patent Nos. 2,144,967 and 2,585,691 are invalid and/or not infringed by the proposed Cobalt product. In June 2012, we filed a notice of application in the Canadian Federal Court alleging that Cobalt's proposed product infringes Canadian Patent Nos. 2,144,967 and 2,585,691.
In June 2012, the U.S. District Court for the Eastern District of Texas consolidated the Hi-Tech, Sandoz, and Lupin actions.
Zymaxid® Patent Litigation
In May 2012, we, Senju, Kyorin, and Lupin filed a stipulation of dismissal without prejudice of claims against Lupin with respect to the '283 patent and Lupin's counterclaims with respect to the '283 patent, which was granted.
In April 2012, the U.S. District Court for the District of Delaware set a bench trial for January 2014 to determine whether Apotex's proposed product infringes the '283 and '045 patents.
Stockholder Derivative Litigation
Louisiana Municipal Police Employees' Retirement System Action
In June 2012, the Court of Chancery of the State of Delaware denied the motions to dismiss filed by us and the individual defendants. In June 2012, we and the individual defendants filed an application for certification of interlocutory appeal to the Supreme Court of the State of Delaware and a motion to stay proceedings pending the application for and resolution of the interlocutory appeal, both of which were granted in July 2012. In July 2012, the Supreme Court of the State of Delaware granted our and the individual defendants' petition to accept appeal from interlocutory order of the Court of Chancery.
New Jersey Building Laborers Pension Fund Action
In June 2012, the U.S. District Court for the District of Delaware heard oral argument on the motions to dismiss filed by us and the individual defendants and took the matter under submission.
Brace Litigation
In July 2012, the U.S. District Court for the Western District of New York dismissed the lawsuit with prejudice.
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

Item 1A.  Risk Factors
The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and Part II,

Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.
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

Consistent with market practice in our industry, we largely self-insure for future product liability losses related to all of our products, including losses related to Botox®, Botox® Cosmetic, Lap-Band® and Lap-Band AP® Systems, and our breast implant products. Our self-insurance program is based on historical loss trends, and we can provide no assurance that our self-insurance program accruals will be adequate to cover future losses, and our third-party insurance coverage may be inadequate to satisfy any other covered liabilities we might incur.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses the purchases of our equity securities during the second fiscal quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2012 to April 30, 2012	1,100,339	$94.44	1,100,339	14,503,927
May 1, 2012 to May 31, 2012	1,380,445	92.35	1,376,000	13,619,811
June 1, 2012 to June 30, 2012	1,106,661	90.90	1,106,661	12,725,394
Total	3,587,445	$92.54	3,583,000	N/A
 ——————————

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At June 30, 2012, we held approximately 5.7 million treasury shares under this program. Effective July 1, 2012, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 4.0 million shares to be repurchased through December 31, 2012, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws. The difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs is due to shares of common stock withheld by us to satisfy tax withholding obligations related to vested employee restricted stock awards.

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

Date: August 6, 2012

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

101
The following financial statements from Allergan, Inc.'s Report on Form 10-Q for the Quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements