Form 10-Q
period 2012-09-30
ALLERGAN INC
filed 2012-11-06
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-Q
————————————————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

As of October 31, 2012, there were 307,534,860 shares of common stock outstanding (including 7,033,964 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Product net sales	$1,391.1	$1,311.1	$4,224.2	$3,964.3
Other revenues	22.8	17.3	73.0	52.5
Total revenues	1,413.9	1,328.4	4,297.2	4,016.8

Operating costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	188.8	188.1	586.3	566.7
Selling, general and administrative	540.8	538.5	1,710.5	1,694.7
Research and development	293.3	221.3	750.3	676.4
Amortization of acquired intangible assets	33.2	31.9	98.1	95.6
Impairment of intangible assets and related costs	—	4.3	—	23.7
Restructuring charges (reversal)	3.8	(0.1)	4.7	4.6
Operating income	354.0	344.4	1,147.3	955.1

Non-operating income (expense):
Interest income	1.9	1.8	4.8	5.6
Interest expense	(15.9)	(15.2)	(48.8)	(55.1)
Other, net	(9.2)	25.8	(19.3)	10.4
	(23.2)	12.4	(63.3)	(39.1)

Earnings before income taxes	330.8	356.8	1,084.0	916.0
Provision for income taxes	80.2	105.8	306.7	257.6

Net earnings	250.6	251.0	777.3	658.4
Net earnings attributable to noncontrolling interest	1.2	1.2	2.7	3.7
Net earnings attributable to Allergan, Inc.	$249.4	$249.8	$774.6	$654.7

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.83	$0.82	$2.56	$2.15
Diluted	$0.82	$0.81	$2.52	$2.11

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net earnings	$250.6	$251.0	$777.3	$658.4

Other comprehensive income, net of tax:
Foreign currency translation adjustments	14.9	(80.8)	(2.1)	(30.5)
Reclassification adjustment for foreign currency translation gains included in net earnings from the substantially complete liquidation of an investment in a foreign subsidiary	—	—	—	(9.4)
Amortization of deferred holding gains on derivatives designated as cash flow hedges included in net earnings, net of tax benefit of $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively	(0.2)	(0.2)	(0.6)	(0.6)
Net gain on remeasurement of postretirement benefit plan liability, net of tax expense of $7.4 million	—	—	—	13.1
Other comprehensive income (loss)	14.7	(81.0)	(2.7)	(27.4)

Total comprehensive income	265.3	170.0	774.6	631.0
Comprehensive income (loss) attributable to noncontrolling interest	2.1	(1.1)	3.4	2.4

Comprehensive income attributable to Allergan, Inc.	$263.2	$171.1	$771.2	$628.6
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$2,655.0	$2,406.1
Short-term investments	279.9	179.9
Trade receivables, net	872.6	730.6
Inventories	265.1	249.7
Other current assets	463.2	482.0
Total current assets	4,535.8	4,048.3
Investments and other assets	191.7	247.1
Deferred tax assets	188.3	152.6
Property, plant and equipment, net	822.8	807.0
Goodwill	2,092.9	2,088.4
Intangibles, net	1,079.4	1,165.2
Total assets	$8,910.9	$8,508.6
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$40.7	$83.9
Accounts payable	210.6	200.4
Accrued compensation	204.9	200.6
Other accrued expenses	596.2	470.1
Income taxes	2.5	—
Total current liabilities	1,054.9	955.0
Long-term debt	1,515.5	1,515.4
Other liabilities	746.2	705.8
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,534,860 shares as of September 30, 2012 and 307,527,460 shares as of December 31, 2011	3.1	3.1
Additional paid-in capital	2,854.1	2,761.8
Accumulated other comprehensive loss	(244.8)	(241.4)
Retained earnings	3,602.9	2,969.3
	6,215.3	5,492.8
Less treasury stock, at cost (7,153,557 shares as of September 30, 2012 and 2,254,935 shares as of December 31, 2011)	(645.7)	(183.2)
Total stockholders’ equity	5,569.6	5,309.6
Noncontrolling interest	24.7	22.8
Total equity	5,594.3	5,332.4
Total liabilities and equity	$8,910.9	$8,508.6
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net earnings	$777.3	$658.4
Non-cash items included in net earnings:
Depreciation and amortization	191.4	189.4
Amortization of original issue discount and debt issuance costs	1.4	9.2
Amortization of net realized gain on interest rate swaps	(4.2)	(1.0)
Deferred income tax benefit	(40.6)	(50.8)
Loss (gain) on disposal and impairment of assets	5.0	(2.1)
Unrealized loss (gain) on derivative instruments	15.2	(12.0)
Expense of share-based compensation plans	79.7	64.3
Impairment of intangible assets	—	20.4
Expense from changes in fair value of contingent consideration	15.8	2.3
Restructuring charges	4.7	4.6
Gain on investments, net	—	(1.4)
Changes in operating assets and liabilities:
Trade receivables	(151.1)	(81.7)
Inventories	(12.2)	(19.4)
Other current assets	(19.4)	(26.4)
Other non-current assets	46.5	(13.4)
Accounts payable	13.6	(32.1)
Accrued expenses	114.0	21.9
Income taxes	38.4	(37.9)
Other liabilities	24.5	9.2
Net cash provided by operating activities	1,100.0	701.5

Cash flows from investing activities:
Purchases of short-term investments	(704.6)	(391.2)
Acquisitions, net of cash acquired	(3.1)	(98.9)
Additions to property, plant and equipment	(98.1)	(75.4)
Additions to capitalized software	(7.5)	(7.9)
Additions to intangible assets	(4.1)	(0.3)
Proceeds from maturities of short-term investments	604.7	1,073.9
Proceeds from sale of equity investments	—	1.4
Proceeds from sale of property, plant and equipment	1.3	1.1
Net cash (used in) provided by investing activities	(211.4)	502.7

Cash flows from financing activities:
Repayments of convertible borrowings	—	(808.9)
Dividends to stockholders	(45.4)	(45.8)
Payments to acquire treasury stock	(723.3)	(374.0)
Payments of contingent consideration	(5.1)	(3.0)
Net (repayments) borrowings of notes payable	(43.1)	25.7
Sale of stock to employees	153.9	205.7
Excess tax benefits from share-based compensation	24.5	20.8
Net cash used in financing activities	(638.5)	(979.5)

Effect of exchange rate changes on cash and equivalents	(1.2)	(3.9)
Net increase in cash and equivalents	248.9	220.8
Cash and equivalents at beginning of period	2,406.1	1,991.2
Cash and equivalents at end of period	$2,655.0	$2,212.0

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amount capitalized	$39.9	$46.7
Income taxes, net of refunds	$261.3	$307.6
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other period(s).
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
The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $3.1 million, net of a $6.6 million pre-existing net receivable from the distributor, and is also required to pay additional contingent consideration based on certain contractual obligations of the former distributor over a two year period from the acquisition date. The estimated fair value of the contingent consideration as of the acquisition date was $4.7 million. The Company acquired assets with a fair value of $14.4 million, consisting of inventories of $2.0 million, intangible assets of $8.6

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million and goodwill of $3.8 million. No liabilities were assumed in connection with the purchase. The intangible assets relate to customer relationships that have an estimated useful life of three years and other contractual rights that have an estimated useful life of two years. As of September 30, 2012, the total estimated fair value of the contingent consideration was $4.8 million, of which $2.9 million was included in "Other accrued expenses" and $1.9 million was included in “Other liabilities.”
Precision Light Acquisition
On August 8, 2011, the Company completed the acquisition of Precision Light, Inc. (Precision Light), a privately-held medical device company based in the United States focused on developing breast, facial and body imaging systems to simulate the outcome of aesthetic medical procedures, including breast surgery, for an upfront payment of $11.7 million, net of cash acquired. The Company is also required to pay additional contingent consideration based on the achievement of certain commercial milestones. The estimated fair value of the contingent consideration as of the acquisition date was $6.2 million. In connection with the acquisition, the Company acquired assets with a fair value of $28.0 million, consisting of an intangible asset of $20.2 million, non-current deferred tax assets of $1.2 million and goodwill of $6.6 million, and assumed liabilities of $10.1 million, consisting of current liabilities of $2.6 million and non-current deferred tax liabilities of $7.5 million. The intangible asset relates to distribution rights that have an estimated useful life of five years. As of September 30, 2012, the total estimated fair value of the contingent consideration was $6.8 million, of which $1.0 million was included in "Other accrued expenses" and $5.8 million was included in “Other liabilities.”
Vicept Acquisition
On July 22, 2011, the Company completed the acquisition of Vicept Therapeutics, Inc. (Vicept), a privately-held dermatology company based in the United States focused on developing a novel compound to treat erythema (redness) associated with rosacea, for an upfront payment of $74.1 million, net of cash acquired, plus up to an aggregate of $200.0 million in payments contingent upon achieving certain future development and regulatory milestones plus additional payments contingent upon acquired products achieving certain sales milestones. The estimated fair value of the contingent consideration as of the acquisition date was $163.0 million. In connection with the acquisition, the Company acquired assets with a fair value of $343.8 million, consisting of an in-process research and development asset of $287.0 million, non-current deferred tax assets of $7.6 million and goodwill of $49.2 million, and assumed liabilities of $106.7 million, consisting of current liabilities of $2.3 million and non-current deferred tax liabilities of $104.4 million. As of September 30, 2012, the total estimated fair value of the contingent consideration of $174.2 million was included in “Other liabilities.”
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Molecular Partners AG Collaboration
On August 21, 2012, the Company announced that it entered into two separate agreements with Molecular Partners AG to discover, develop, and commercialize proprietary therapeutic DARPin® products for the treatment of serious ophthalmic diseases. The first agreement is an exclusive license agreement for the design, development and commercialization of a potent dual anti-VEGF-A/PDGF-B DARPin® (MP0260) and its corresponding backups for the treatment of exudative (wet) age-related macular degeneration and related conditions. The second agreement is an exclusive discovery alliance agreement under which the parties are collaborating to design and develop DARPin® products against selected targets that are implicated in causing serious diseases of the eye. Under the terms of the agreements, the Company made combined upfront payments of $62.5 million to Molecular Partners AG in August 2012, which were recorded as research and development (R&D) expense in the third quarter of 2012 because the technology has not yet achieved regulatory approval. The terms of the agreements also include potential future development, regulatory and sales milestone payments to Molecular Partners AG of up to $1.4 billion, as well as potential future royalty payments.
On May 4, 2011, the Company announced a license agreement with Molecular Partners AG pursuant to which the Company obtained exclusive global rights in the field of ophthalmology for MP0112, a Phase II proprietary therapeutic anti-VEGF DARPin® protein under investigation for the treatment of retinal diseases. Under the terms of the agreement, the Company made a $45.0 million upfront payment to Molecular Partners AG in May 2011, which was recorded as R&D expense in the second quarter of 2011 because the technology has not yet achieved regulatory approval. The terms of the agreement also include potential future development, regulatory and sales milestone payments to Molecular Partners AG of up to $375.0 million, as well as potential future royalty payments.
The Company has preliminarily determined that Molecular Partners AG qualifies under the business scope exception and is therefore not a variable interest entity (VIE).
MAP Collaboration
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
Other Collaborations
In March 2010, the Company and Serenity Pharmaceuticals, LLC (Serenity) entered into an agreement for the license, development and commercialization of a Phase III investigational drug currently in clinical development for the treatment of nocturia, a common urological disorder in adults characterized by frequent urination at night time. In conjunction with the agreement, the Company made an upfront payment to Serenity of $43.0 million. In December 2010, the Company and Serenity executed a letter agreement which specified terms and conditions governing additional development activities for a new Phase III trial which were not set forth in the original agreement. Under the letter agreement, the Company agreed to share 50% of the cost of additional development activities for the new Phase III trial. Since the Company is providing a significant amount of the funding for the new Phase III trial, it determined that Serenity is a VIE. However, the Company determined that it is not the primary beneficiary of the VIE because it does not possess the power to direct Serenity’s research and development activities, which are the activities that most significantly impact Serenity’s economic performance. The Company’s maximum future exposure to loss is the Company's share of additional development activities.
As of September 30, 2012, the Company has potential future milestone receipts of approximately $459.0 million for the achievement of development, regulatory and sales milestones in connection with certain collaboration agreements, including $373.0 million related to a development and commercialization agreement that the Company entered into in 2010 with Bristol-Myers Squibb Company (Bristol-Myers Squibb) that granted Bristol-Myers Squibb exclusive worldwide rights to develop, manufacture

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and commercialize an investigational drug for neuropathic pain. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

Note 3:  Restructuring Charges and Integration Costs
2012 Restructuring and Realignment Plan
In 2012, the Company initiated a restructuring and realignment plan to streamline the obesity intervention business and promote organizational efficiency. Specifically, the initiatives primarily involve eliminating a number of positions in the U.S. sales, R&D and support staff functions associated with the obesity intervention business, integrating several customer service departments into a single new call center in Austin, Texas and relocating certain other back-office functions to the Austin facility. As a result, in the third quarter of 2012, the Company recorded $4.0 million of restructuring charges, consisting of $3.9 million of employee severance and other one-time termination benefits for approximately 66 people affected by the workforce reduction and $0.1 million of other related costs. In addition, the Company recorded $0.6 million of SG&A expenses in the third quarter of 2012 and 1.1 million of SG&A expenses and $0.3 million of R&D expenses in the first nine months of 2012 related to the restructuring and realignment initiatives.
Discontinued Development of EasyBand™
In March 2011, the Company decided to discontinue development of the EasyBand™ Remote Adjustable Gastric Band System (EasyBand™), a technology that the Company acquired in connection with its 2007 acquisition of EndoArt SA, and close the related research and development facility in Switzerland. As a result, in the first quarter of 2011 the Company recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology, fixed asset impairment charges of $2.3 million and a gain of $9.4 million from the substantially complete liquidation of the Company’s investment in a foreign subsidiary. In addition, the Company recorded $4.6 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.5 million of contract termination costs and $0.1 million of other related costs. In the second quarter of 2011, the Company recorded an additional $0.1 million of restructuring charges primarily related to contract termination costs and a reversal of fixed asset impairment charges of $0.1 million. In the third quarter of 2012, the Company recorded a $0.1 million restructuring charge reversal primarily related to employee severance and other one-time termination benefits.
Other Restructuring Activities and Integration Costs
Included in the three and nine month periods ended September 30, 2012 are a $0.1 million restructuring charge reversal and $0.8 million of restructuring charges, respectively, related to restructuring activities initiated in prior years. Included in the three and nine month periods ended September 30, 2011 are a $0.1 million restructuring charge reversal related to restructuring activities initiated in prior years.
Included in the three month period ended September 30, 2012 are $0.1 million of SG&A expenses and included in the nine month period ended September 30, 2012 are $0.1 million of cost of sales and $0.6 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and licensing and collaboration agreements. Included in the three and nine month periods ended September 30, 2011 are $0.6 million and $2.2 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and licensing, collaboration and co-promotion agreements.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4:  Intangibles and Goodwill
Intangibles
At September 30, 2012 and December 31, 2011, the components of intangibles and certain other related information were as follows:

	September 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,113.9	$(501.1)	13.5	$1,111.0	$(435.1)	13.5
Customer relationships	3.8	(0.9)	3.0	42.3	(42.3)	3.1
Licensing	185.9	(152.7)	9.3	185.8	(137.2)	9.3
Trademarks	27.3	(25.2)	6.3	26.7	(25.0)	6.2
Core technology	181.0	(80.3)	15.2	181.3	(71.4)	15.2
Other	43.5	(11.8)	6.5	38.5	(5.4)	6.9
	1,555.4	(772.0)	12.8	1,585.6	(716.4)	12.6
Unamortizable Intangible Assets:
In-process research and development	296.0	—		296.0	—
	$1,851.4	$(772.0)		$1,881.6	$(716.4)
Developed technology consists primarily of current product offerings, primarily breast aesthetics products, obesity intervention products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Company's 2006 acquisition of Inamed Corporation, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist primarily of acquired product registration rights, distributor relationships, distribution rights, government permits and non-compete agreements. The in-process research and development assets consist of an intangible asset associated with technology that has not yet achieved regulatory approval acquired in connection with the Company’s acquisition of Vicept in July 2011 and an intangible asset associated with technology acquired in connection with the Company’s acquisition of Alacer in June 2011 that is not yet commercialized.
In the first quarter of 2011, the Company recorded a pre-tax charge of $16.1 million related to the impairment of the developed technology and core technology associated with EasyBand™ as a result of the discontinued development of the technology.
In the third quarter of 2011, the Company recorded a pre-tax charge of $4.3 million related to the impairment of an in-process research and development asset associated with a tissue reinforcement technology that has not yet achieved regulatory approval acquired in connection with the Company’s 2010 acquisition of Serica Technologies, Inc. The impairment charge was recognized because estimates of the anticipated future undiscounted cash flows of the asset were not sufficient to recover its carrying amount.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides amortization expense by major categories of acquired amortizable intangible assets for the three and nine month periods ended September 30, 2012 and 2011, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)		(in millions)
Developed technology	$22.6	$22.4	$66.5	$67.4
Customer relationships	0.3	—	0.8	—
Licensing	5.1	5.1	15.3	15.3
Trademarks	0.1	0.1	0.3	1.3
Core technology	3.0	3.0	9.0	9.3
Other	2.1	1.3	6.2	2.3
	$33.2	$31.9	$98.1	$95.6
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
Estimated amortization expense is $131.4 million for 2012, $113.1 million for 2013, $106.0 million for 2014, $99.6 million for 2015 and $89.8 million for 2016.
Goodwill
Changes in the carrying amount of goodwill by operating segment through September 30, 2012 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2011	$150.1	$1,938.3	$2,088.4
Purchase of distributor’s business in Russia	3.8	—	3.8
Foreign exchange translation effects and other	1.7	(1.0)	0.7
Balance at September 30, 2012	$155.6	$1,937.3	$2,092.9

Note 5:  Inventories
Components of inventories were:

	September 30, 2012	December 31, 2011
	(in millions)
Finished products	$174.6	$167.1
Work in process	38.7	37.5
Raw materials	51.8	45.1
Total	$265.1	$249.7
At September 30, 2012 and December 31, 2011, approximately $9.8 million and $7.8 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $14.9 million as of September 30, 2012 and December 31, 2011.
The total amount of unrecognized tax benefits was $62.3 million and $53.0 million as of September 30, 2012 and December 31, 2011, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $54.0 million and $44.5 million as of September 30, 2012 and December 31, 2011, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $11.0 million to $13.0 million due to the settlement of income tax audits, Appeals proceedings and Competent Authority negotiations in the United States and certain foreign jurisdictions.
During the second quarter of 2012, the Company settled its federal income tax audit with the U.S. Internal Revenue Service (IRS) for the Company's acquired subsidiary, Inamed, for tax years 2003, 2004 and 2006 and partially settled its federal income tax audit with the IRS for tax year 2005, which resulted in a total settlement of $1.1 million. In the third quarter of 2012, the Company partially settled its federal income tax audit with the IRS for tax years 2005 and 2006, which resulted in a total settlement of $1.5 million.
Total interest accrued related to uncertain tax positions included in the Company’s unaudited condensed consolidated balance sheets was $10.4 million and $8.1 million as of September 30, 2012 and December 31, 2011, respectively.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
For the three and nine month periods ended September 30, 2012 and 2011, share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)		(in millions)
Cost of sales	$1.7	$1.3	$5.0	$4.2
Selling, general and administrative	18.7	15.5	53.7	43.4
Research and development	6.5	5.6	21.0	16.7
Pre-tax share-based compensation expense	26.9	22.4	79.7	64.3
Income tax benefit	8.6	7.0	25.5	21.1
Net share-based compensation expense	$18.3	$15.4	$54.2	$43.2
As of September 30, 2012, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $202.9 million, which is expected to be recognized over the next 53 months (32 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of September 30, 2012.
Note 8:  Employee Retirement and Other Benefit Plans
The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.
Components of net periodic benefit cost for the three and nine month periods ended September 30, 2012 and 2011, respectively, were as follows:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)		(in millions)
Service cost	$6.4	$5.9	$0.4	$0.5
Interest cost	10.8	10.6	0.5	0.8
Expected return on plan assets	(10.8)	(11.0)	—	—
Amortization of prior service costs	—	—	(0.7)	(0.1)
Recognized net actuarial losses	6.7	4.3	0.4	0.3
Net periodic benefit cost	$13.1	$9.8	$0.6	$1.5

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)		(in millions)
Service cost	$19.3	$17.9	$1.2	$1.6
Interest cost	32.9	32.0	1.5	2.4
Expected return on plan assets	(32.6)	(33.2)	—	—
Amortization of prior service costs	—	—	(2.0)	(0.2)
Recognized net actuarial losses	20.2	12.9	1.0	0.7
Net periodic benefit cost	$39.8	$29.6	$1.7	$4.5
In 2012, the Company expects to pay contributions of between $45.0 million and $55.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 9:  Legal Proceedings
The following supplements and amends the discussion set forth in Note 13 “Legal Proceedings” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and Note 9 “Legal Proceedings” in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012 and is limited to certain recent developments concerning the Company's legal proceedings.
Clayworth v. Allergan, et al.
In August 2012, the Court of Appeal of the State of California affirmed the Superior Court's orders granting motions for summary judgment in favor of defendants. In September 2012, plaintiff filed a petition for rehearing with the Court of Appeal, which was denied. In October 2012, plaintiff filed a petition for review with the California Supreme Court seeking review of the Court of Appeal's decision affirming the Superior Court's granting of summary judgment.
Stockholder Derivative Litigation
Louisiana Municipal Police Employees' Retirement System Action
In October 2012, the Supreme Court of Delaware scheduled oral argument before the Court en banc for February 5, 2013.
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

Note 10:  Contingencies
In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company. As of September 30, 2012, the reserve for the contingent liability is $20.8 million and is included in “Other accrued expenses.”
As of June 1, 2012 the Company is largely self-insured for future product liability losses related to all of its products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the third quarter and the first nine months of 2012 and 2011, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

liability claims pending as of September 30, 2012 are not material.
The Company has provided reserves for contingencies related to various lawsuits, claims and contractual disputes that management believes are probable and reasonably estimable. The amount reserved for these contingencies as of September 30, 2012 is not material.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table provides a reconciliation of the change in estimated product warranty liabilities through September 30, 2012:

(in millions)
Balance at December 31, 2011	$32.6
Provision for warranties issued during the period	7.4
Settlements made during the period	(5.9)
Balance at September 30, 2012	$34.1

Current portion	$6.6
Non-current portion	27.5
Total	$34.1

Note 13:  Earnings Per Share
The table below presents the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.	$249.4	$249.8	$774.6	$654.7

Weighted average number of shares outstanding	300.1	304.2	302.1	304.4
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	5.2	5.6	5.6	5.5
Dilutive effect of assumed conversion of convertible notes outstanding	—	—	—	0.4
Diluted shares	305.3	309.8	307.7	310.3

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$0.83	$0.82	$2.56	$2.15
Diluted	$0.82	$0.81	$2.52	$2.11
For the three and nine month periods ended September 30, 2012, options to purchase 4.5 million and 5.9 million shares of common stock at exercise prices ranging from $76.98 to $92.90 and $75.58 to $92.90 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On January 31, 2007, the Company entered into a nine-year, two month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt were recorded at fair value. The differential to be paid or received as interest rates change was accrued and recognized as an adjustment to interest expense related to the 2016 Notes. In September 2012, the Company terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, the Company added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap will be amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. At December 31, 2011, the Company recognized in its consolidated balance sheet an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $48.1 million. During the three and nine month periods ended September 30, 2012, the Company recognized $3.2 million and $10.6 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap. During the three and nine month periods ended September 30, 2011, the Company recognized $3.7 million and $11.4 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three and nine month periods ended September 30, 2012 and 2011, the Company recognized $0.3 million and $1.0 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of September 30, 2012, the remaining unrecognized gain of $4.6 million ($2.7 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2012 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.
No portion of amounts recognized from contracts designated as cash flow hedges was considered to be ineffective during

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the three and nine month periods ended September 30, 2012 and 2011, respectively.
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
Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and nine month periods ended September 30, 2012, the Company recognized realized gains on settled foreign currency option contracts of $3.8 million and $10.8 million, respectively, and net unrealized losses on open foreign currency option contracts of $7.1 million and $15.2 million, respectively. During the three and nine month periods ended September 30, 2011, the Company recognized realized gains on settled foreign currency option contracts of $0.5 million and $1.2 million, respectively, and net unrealized gains on open foreign currency option contracts of $16.8 million and $12.0 million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and nine month periods ended September 30, 2012, the Company recognized total realized and unrealized losses from foreign exchange forward contracts of $0.7 million and $1.9 million, respectively. During the three and nine month periods ended September 30, 2011, the Company recognized total realized and unrealized (losses) gains from foreign exchange forward contracts of $(1.0) million and $0.1 million, respectively.
The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At September 30, 2012 and December 31, 2011, foreign currency derivative assets associated with the foreign exchange option contracts of $11.4 million and $26.3 million, respectively, were included in “Other current assets.” At September 30, 2012 and December 31, 2011, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.4 million and $0.7 million, respectively, were included in “Accounts payable.”

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At September 30, 2012 and December 31, 2011, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	September 30, 2012		December 31, 2011
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$47.2	$0.2	$35.4	$(0.4)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	39.2	(0.6)	39.1	(0.3)
Foreign currency sold — put options	396.1	11.4	404.7	26.3
The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2012 and December 31, 2011, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 30, 2012 and December 31, 2011. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
Other Financial Instruments
At September 30, 2012 and December 31, 2011, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, non-marketable equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments, which represent investments in start-up technology companies, are estimated based on information provided by these companies. The fair value of notes payable and long-term debt are estimated based on quoted market prices and interest rates.
The carrying amount and estimated fair value of the Company’s other financial instruments at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$2,655.0	$2,655.0	$2,406.1	$2,406.1
Short-term investments	279.9	279.9	179.9	179.9
Non-current non-marketable equity investments	9.0	9.0	9.0	9.0
Notes payable	40.7	40.7	83.9	84.3
Long-term debt	1,515.5	1,694.2	1,515.4	1,689.9
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At September 30, 2012, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s estimates.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2012 and December 31, 2011, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, deferred executive compensation investments and liabilities and contingent consideration liabilities. As of December 31, 2011, the Company also had a $300.0 million notional amount interest rate swap that was required to be measured at fair value. In September 2012, the Company terminated the interest rate swap. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,975.9	$—	$1,975.9	$—
Foreign time deposits	257.2	—	257.2	—
Other cash equivalents	475.7	—	475.7	—
Foreign exchange derivative assets	11.4	—	11.4	—
Deferred executive compensation investments	79.9	65.6	14.3	—
	$2,800.1	$65.6	$2,734.5	$—
Liabilities
Foreign exchange derivative liabilities	$0.4	$—	$0.4	$—
Deferred executive compensation liabilities	71.6	57.3	14.3	—
Contingent consideration liabilities	232.0	—	—	232.0
	$304.0	$57.3	$14.7	$232.0

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,171.9	$—	$1,171.9	$—
Foreign time deposits	189.1	—	189.1	—
Other cash equivalents	1,078.9	—	1,078.9	—
Foreign exchange derivative assets	26.3	—	26.3	—
Interest rate swap derivative asset	48.1	—	48.1	—
Deferred executive compensation investments	70.9	58.0	12.9	—
	$2,585.2	$58.0	$2,527.2	$—
Liabilities
Foreign exchange derivative liabilities	$0.7	$—	$0.7	$—
Interest rate swap derivative liability	48.1	—	48.1	—
Deferred executive compensation liabilities	62.3	49.4	12.9	—
Contingent consideration liabilities	214.6	—	—	214.6
	$325.7	$49.4	$61.7	$214.6
Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Other cash equivalents consist primarily of money-market fund investments. Short-term investments consist of commercial paper. Cash equivalents and

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability were valued using LIBOR yield curves at December 31, 2011. The Company believes the fair values assigned to its derivative instruments as of September 30, 2012 and December 31, 2011 are based upon reasonable estimates and assumptions. Assets and liabilities related to deferred executive compensation consist of actively traded mutual funds classified as Level 1 and money-market funds classified as Level 2.
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
The following table provides a reconciliation of the change in the contingent consideration liabilities through September 30, 2012:

(in millions)
Balance at December 31, 2011	$214.6
Additions during the period related to a business combination	4.7
Change in the estimated fair value of the contingent consideration liabilities	15.8
Payments made during the period	(5.1)
Foreign exchange translation effects	2.0
Balance at September 30, 2012	$232.0

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
The Company evaluates segment performance on a product net sales and operating income basis exclusive of general and administrative expenses and other indirect costs, impairment of intangible assets and related costs, restructuring charges, amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to the Company’s segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.
Operating Segments

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)		(in millions)
Product net sales:
Specialty pharmaceuticals	$1,178.5	$1,089.7	$3,530.6	$3,273.4
Medical devices	212.6	221.4	693.6	690.9
Total product net sales	1,391.1	1,311.1	4,224.2	3,964.3
Other revenues	22.8	17.3	73.0	52.5
Total revenues	$1,413.9	$1,328.4	$4,297.2	$4,016.8

Operating income:
Specialty pharmaceuticals	$503.4	$433.5	$1,449.8	$1,286.3
Medical devices	59.8	68.8	203.0	214.2
Total segments	563.2	502.3	1,652.8	1,500.5
General and administrative expenses, other indirect costs and other adjustments	178.0	127.7	420.4	439.2
Amortization of acquired intangible assets (a)	27.4	26.0	80.4	77.9
Impairment of intangible assets and related costs	—	4.3	—	23.7
Restructuring charges (reversal)	3.8	(0.1)	4.7	4.6
Total operating income	$354.0	$344.4	$1,147.3	$955.1
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal geographic markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 62.1% and 59.3% of the Company’s total consolidated product net sales for the three month periods ended September 30, 2012 and 2011, respectively. U.S. sales represented 60.9% and 59.6% of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2012 and 2011, respectively.
Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended September 30, 2012 and 2011 were 13.7% and 13.1%, respectively, of the Company’s total consolidated product net sales, and 14.5% and 13.1%, respectively, of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2012 and 2011. Sales to Cardinal Health, Inc. for the three month periods ended September 30, 2012 and 2011 were 15.9% and 13.5%, respectively, of the Company’s total consolidated product net sales, and 14.4% and 13.6%, respectively, of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2012 and 2011. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Net Sales by Product Line

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)		(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$663.2	$611.6	$1,986.1	$1,861.1
Botox®/Neuromodulators	431.6	396.7	1,291.7	1,179.6
Skin Care	74.0	66.4	221.0	190.4
Urologics	9.7	15.0	31.8	42.3
Total Specialty Pharmaceuticals	1,178.5	1,089.7	3,530.6	3,273.4

Medical Devices:
Breast Aesthetics	86.1	83.3	285.7	262.9
Obesity Intervention	37.4	49.7	122.7	156.2
Facial Aesthetics	89.1	88.4	285.2	271.8
Total Medical Devices	212.6	221.4	693.6	690.9

Total product net sales	$1,391.1	$1,311.1	$4,224.2	$3,964.3
Geographic Information

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)		(in millions)
Product net sales:
United States	$863.2	$777.6	$2,571.5	$2,362.7
Europe	252.0	261.0	836.3	825.9
Latin America	97.0	106.9	292.1	293.2
Asia Pacific	113.7	109.1	330.9	306.0
Other	65.2	56.5	193.4	176.5
Total product net sales	$1,391.1	$1,311.1	$4,224.2	$3,964.3

	September 30, 2012	December 31, 2011
	(in millions)
Long-lived assets:
United States	$3,406.6	$3,500.9
Europe	524.3	502.0
Latin America	55.9	59.4
Asia Pacific	53.5	53.3
Other	2.4	2.8
Total long-lived assets	$4,042.7	$4,118.4

ALLERGAN, INC.
 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This financial review presents our operating results for the three and nine month periods ended September 30, 2012 and 2011, and our financial condition at September 30, 2012. The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended September 30, 2012 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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
We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $6.6 million and $4.5 million at September 30, 2012 and December 31, 2011, respectively. Provisions for cash discounts deducted from consolidated sales in the third quarter of 2012 and 2011 were $17.6 million and $15.4 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first nine months of 2012 and 2011 were $51.4 million and $45.6 million, respectively.
We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at September 30, 2012 and December 31, 2011 were $69.6 million and $68.5 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $92.9 million and $95.1 million in the third quarter of 2012 and 2011, respectively. Provisions for sales returns deducted from consolidated sales were $304.1 million and $307.8 million in the first nine months of 2012 and 2011, respectively. The small increase in the amount of allowances for sales returns at September 30, 2012 compared to December 31, 2011 is primarily due to increased overall product sales volume, partially offset by a decrease in estimated product sales return rates. The decrease in the provisions for sales returns in the third quarter of 2012 compared to the third quarter of 2011 is primarily due to a decrease in estimated product sales return rates for breast aesthetics products. The decrease in the provisions for sales returns in the first nine months of 2012 compared to the first nine months of 2011 is primarily due to a decrease in estimated product sales return rates for our skin care products and breast aesthetics products. Historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the U.S. Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $297.3 million and $249.1 million at September 30, 2012 and December 31, 2011, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $242.0 million and $199.0 million in the third quarter of 2012 and 2011, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $710.2 million and $555.7 million in the first nine months of 2012 and 2011, respectively. The increases in the amounts accrued at September 30, 2012 compared to December 31, 2011 and the provisions for sales rebates and other incentive programs in the third quarter and the first nine months of 2012 compared to the third quarter and the first nine months of 2011 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, urology, skin care and facial aesthetics products, an increase in the number of incentive programs offered and increased overall product sales volume. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2012 and 2011, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; actual utilization and reimbursement rates under government rebate programs may differ from those estimated; and actual movements of the U.S. Consumer Price Index for All Urban Consumers, or CPI-U, which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated product net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $7.0 million to $8.0 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.
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
Contingent Consideration
Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using our estimated cost of borrowing. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying unaudited condensed consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was

$232.0 million and $214.6 million at September 30, 2012 and December 31, 2011, respectively, and was included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.
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

Product Liability Self-Insurance
As of June 1, 2012, we are largely self-insured for future product liability losses related to all of our products. We have historically been and continue to be self-insured for any product liability losses related to our breast implant products. We maintain third party insurance coverage that we believe is adequate to cover potential product liability losses for injuries alleged to have occurred prior to June 1, 2011 related to Botox® and  Botox® Cosmetic and prior to June 1, 2012 related to all of our other products. In addition, as a part of our current self-insurance product liability practice, we maintain a layer of insurance coverage for potential product liability losses, excluding breast implant products, above a minimum self-insured amount. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the third quarter and the first nine months of 2012 and 2011, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of September 30, 2012 are not expected to have a material effect on our results of operations or liquidity.
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
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $14.9 million at September 30, 2012 and December 31, 2011.
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
Upon completion of the October 2011 annual impairment assessment, we determined that no impairment was indicated. As of September 30, 2012, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
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
In the third quarter of 2011, we recorded a pre-tax charge of $4.3 million related to the impairment of an in-process research and development asset associated with a tissue reinforcement technology that has not yet achieved regulatory approval acquired in connection with our 2010 acquisition of Serica Technologies, Inc., or Serica. The impairment charge was recognized because estimates of the anticipated future undiscounted cash flows of the asset were not sufficient to recover its carrying amount.
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
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. At September 30, 2012, we employed approximately 10,500 persons around the world. Our principal geographic markets are the United States, Europe, Latin America and Asia Pacific.

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
Management evaluates our business segments and various global product portfolios on a net sales basis, which is presented below in accordance with GAAP. We also report sales performance using the non-GAAP financial measure of constant currency sales. Constant currency sales represent current period reported sales, adjusted for the translation effect of changes in average foreign exchange rates between the current period and the corresponding period in the prior year. We calculate the currency effect by comparing adjusted current period reported sales, calculated using the monthly average foreign exchange rates for the corresponding period in the prior year, to the actual current period reported sales. We routinely evaluate our net sales performance at constant currency so that sales results can be viewed without the impact of changing foreign currency exchange rates, thereby facilitating period-to-period comparisons of our sales. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower, respectively, than growth reported at actual exchange rates.
The following tables compare net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,	September 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2012	2011	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$663.2	$611.6	$51.6	$76.2	$(24.6)	8.4%	12.5%	(4.1)%
Botox®/Neuromodulator	431.6	396.7	34.9	45.8	(10.9)	8.8%	11.5%	(2.7)%
Skin Care	74.0	66.4	7.6	7.8	(0.2)	11.4%	11.7%	(0.3)%
Urologics	9.7	15.0	(5.3)	(5.3)	—	(35.3)%	(35.3)%	—%
Total Specialty Pharmaceuticals	1,178.5	1,089.7	88.8	124.5	(35.7)	8.1%	11.4%	(3.3)%
Medical Devices:
Breast Aesthetics	86.1	83.3	2.8	5.9	(3.1)	3.4%	7.1%	(3.7)%
Obesity Intervention	37.4	49.7	(12.3)	(11.0)	(1.3)	(24.7)%	(22.1)%	(2.6)%
Facial Aesthetics	89.1	88.4	0.7	4.4	(3.7)	0.8%	5.0%	(4.2)%
Total Medical Devices	212.6	221.4	(8.8)	(0.7)	(8.1)	(4.0)%	(0.3)%	(3.7)%

Total product net sales	$1,391.1	$1,311.1	$80.0	$123.8	$(43.8)	6.1%	9.4%	(3.3)%

Domestic product net sales	62.1%	59.3%
International product net sales	37.9%	40.7%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$111.3	$100.5	$10.8	$14.3	$(3.5)	10.8%	14.3%	(3.5)%
Lumigan® Franchise	152.0	147.0	5.0	12.0	(7.0)	3.4%	8.2%	(4.8)%
Restasis®	198.3	166.1	32.2	32.7	(0.5)	19.4%	19.7%	(0.3)%
Latisse®	23.4	21.8	1.6	1.8	(0.2)	7.2%	7.9%	(0.7)%

	Nine Months Ended
	September 30,	September 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2012	2011	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,986.1	$1,861.1	$125.0	$190.2	$(65.2)	6.7%	10.2%	(3.5)%
Botox®/Neuromodulator	1,291.7	1,179.6	112.1	140.9	(28.8)	9.5%	11.9%	(2.4)%
Skin Care	221.0	190.4	30.6	31.1	(0.5)	16.1%	16.3%	(0.2)%
Urologics	31.8	42.3	(10.5)	(10.5)	—	(24.8)%	(24.8)%	—%
Total Specialty Pharmaceuticals	3,530.6	3,273.4	257.2	351.7	(94.5)	7.9%	10.7%	(2.8)%
Medical Devices:
Breast Aesthetics	285.7	262.9	22.8	31.1	(8.3)	8.7%	11.8%	(3.1)%
Obesity Intervention	122.7	156.2	(33.5)	(30.5)	(3.0)	(21.4)%	(19.5)%	(1.9)%
Facial Aesthetics	285.2	271.8	13.4	23.7	(10.3)	4.9%	8.7%	(3.8)%
Total Medical Devices	693.6	690.9	2.7	24.3	(21.6)	0.4%	3.5%	(3.1)%

Total product net sales	$4,224.2	$3,964.3	$259.9	$376.0	$(116.1)	6.6%	9.5%	(2.9)%

Domestic product net sales	60.9%	59.6%
International product net sales	39.1%	40.4%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$334.7	$309.2	$25.5	$35.1	$(9.6)	8.3%	11.4%	(3.1)%
Lumigan® Franchise	452.4	452.9	(0.5)	17.5	(18.0)	(0.1)%	3.9%	(4.0)%
Restasis®	580.0	501.1	78.9	81.3	(2.4)	15.7%	16.2%	(0.5)%
Latisse®	72.4	69.0	3.4	3.9	(0.5)	5.0%	5.6%	(0.6)%
 ——————————

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar.
Product Net Sales
Product net sales increased by $80.0 million in the third quarter of 2012 compared to the third quarter of 2011 due to an increase of $88.8 million in our specialty pharmaceuticals product net sales, partially offset by a decrease of $8.8 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a decrease in product net sales of our urologics product line. The decrease in medical devices product net sales reflects a decrease in product net sales of our obesity intervention product line, partially offset by an increase in product net sales of our breast aesthetics and facial aesthetics product lines.
Several of our products, including Botox® Cosmetic, Latisse® and our facial aesthetics, obesity intervention and breast implant products, as well as, in emerging markets, Botox® for therapeutic use and eye care products, are purchased based on consumer choice and have limited reimbursement or are not reimbursable by government or other health care plans and are, therefore, partially or wholly paid for directly by the consumer. As such, the general economic environment and level of consumer spending have a significant effect on our sales of these products.
In the United States, sales of our products that are reimbursable by government health care plans continue to be significantly impacted by the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which extended Medicaid and Medicare benefits to new patient populations and increased Medicaid and Medicare rebates. Additionally, sales of our products in the United States that are reimbursed by managed care programs continue to be impacted by competitive pricing pressures. In Europe and some other international markets, sales of our products that are reimbursable by government health care plans continue to be impacted by mandatory price reductions, tenders and rebate increases.
Certain of our products face generic competition. In May 2011, a generic version of our older-generation topical allergy medication Elestat® was launched in the United States. In June 2011, the U.S. patent for Tazorac®cream, indicated for psoriasis and acne, expired. The U.S. patents for Tazorac® gel expire in June 2014. The U.S. Food and Drug Administration, or FDA, has posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene cream, separately for both psoriasis and acne. We believe that this will require generic manufacturers to conduct a trial, at risk, for both indications. In April 2012, the U.S. District Court for the District of Delaware ruled that our U.S. patents for Sanctura XR® are invalid, a decision that was upheld by the U.S. Court of Appeals for the Federal Circuit in June 2012. In October 2012, a competitive generic version of Sanctura XR® was launched in the United States. Additionally, a generic version of Zymar®, our older-generation fluoroquinolone indicated for the treatment of bacterial conjunctivitis, may be launched in the United States in the near future. Our products also compete with generic versions of some branded pharmaceutical products sold by our competitors. Although generic competition in the United States negatively affected our aggregate product net sales in the third quarter of 2012, the impact was not material. We do not currently believe that our aggregate product net sales will be materially impacted in 2012 by generic competition, but we could experience a rapid and significant decline in net sales of certain products if we are unable to successfully maintain or defend our patents and patent applications relating to such products.
Eye care pharmaceuticals product net sales increased in the third quarter of 2012 compared to the third quarter of 2011 in the United States, Canada and Asia Pacific. Net sales of eye care pharmaceutical products in Europe and Latin America decreased in the third quarter of 2012 compared to the third quarter of 2011 due to the negative translation effect of average foreign currency exchange rates in effect during the third quarter of 2012 compared to the third quarter of 2011. When measured at constant currency, net sales of eye care pharmaceutical products in Europe and Latin America increased in the third quarter of 2012 compared to the third quarter of 2011. The overall increase in total sales in dollars of our eye care pharmaceutical products is primarily due to an increase in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan® 0.01%, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Alphagan® P 0.1% and Alphagan® P 0.15%, and an increase in sales of our Refresh® artificial tears products, partially offset by decreases in sales of our older-generation products, including our glaucoma drugs Alphagan® and Lumigan® 0.03% and our topical allergy medication Elestat®, and decreases in sales of our fluoroquinolone products Zymar® and Zymaxid®.
We increased prices on certain eye care pharmaceutical products in the United States in the fourth quarter of 2011 and the first nine months of 2012. Effective January 7, 2012, we increased the published U.S. list price for Alphagan® P 0.15% by three percent, Acular®, Acular LS® and Acuvail® by four percent, Lumigan® 0.1% and Lumigan® 0.3% by five percent, Alphagan® P 0.1%, Combigan® and Zymaxid® by eight percent and Lastacaft® by ten percent. Effective April 7, 2012, we increased the published U.S. list price for Restasis® by five percent. Effective May 12, 2012, we increased the published U.S. list price for Lastacaft® by an additional five percent, Alphagan® P 0.15%, Alphagan® P 0.1%, Lumigan® 0.1%, Lumigan® 0.3% and Combigan® by an additional eight percent, and Acular®, Acular LS®, Acuvail® and Zymaxid® by an additional ten percent. These price increases had a positive net effect on our U.S. sales in the third quarter of 2012 compared to the third quarter of 2011, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. Due to the strong acceptance of Lumigan® 0.1% in the United States market, we plan to cease manufacturing Lumigan® 0.3% for the U.S. market by the end of fiscal year 2012.
Total sales of Botox® increased in the third quarter of 2012 compared to the third quarter of 2011 due to strong growth in sales for both therapeutic and cosmetic uses. Sales of Botox® for therapeutic use increased in the United States due to strong growth in sales for the prophylactic treatment of headaches in adults with chronic migraine, urinary incontinence in adults with neurological conditions, and upper limb spasticity. Sales of Botox® for therapeutic use also increased in Asia Pacific. Sales of Botox® for cosmetic use increased in all of our principal geographic markets. Sales of Botox® in international markets were negatively affected by the translation effect of average foreign currency exchange rates in effect during the third quarter of 2012 compared to the third quarter of 2011. When measured at constant currency, total sales of Botox® increased in Latin America and Europe in the third quarter of 2012 compared to the third quarter of 2011. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 76% in the second quarter of 2012, the last quarter for which market data is available.
In March 2012, a U.S. District Court, after conducting a full trial, ruled that Merz Pharmaceuticals and Merz Aesthetics, or, jointly, Merz, violated California's Uniform Trade Secrets Act and issued an injunction enjoining Merz from providing, selling or soliciting purchases of Xeomin® or its Radiesse® dermal filler products, provided that Merz may sell Xeomin® in the therapeutic market to customers not identified on court mandated exclusion lists and may sell dermal filler products to certain pre-existing customers. On October 1, 2012, the Company announced that the U.S. District Court had entered an order providing that the injunction related to Xeomin® for the facial aesthetics market will remain in place until January 9, 2013. The injunction related to Xeomin® for therapeutic use and Radiesse® was in effect until November 1, 2012. The District Court injunction positively affected net sales of Botox® and provided a small benefit to net sales of Juvéderm® in the third quarter of 2012. We expect the injunction to provide a benefit to net sales of Botox® during the remainder of 2012.
Skin care product net sales increased in the third quarter of 2012 compared to the third quarter of 2011 primarily due to an increase in sales of Aczone®, our topical dapsone treatment for acne vulgaris, and an increase in sales of Latisse®, our treatment for inadequate or insufficient eyelashes, partially offset by a small decrease in total sales of Tazorac®, Zorac® and Avage®, our topical tazarotene products. Effective January 7, 2012, we increased the published U.S. list price for Aczone®, Tazorac® and Avage® by five percent. Effective May 12, 2012, we increased the published U.S. list price for Aczone® by an additional three percent.
Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, or OAB, decreased in the third quarter of 2012 compared to the third quarter of 2011, primarily due to lower sales of Sanctura XR®, our second-generation, once-daily anticholinergic for the treatment of OAB, which was negatively impacted by a decrease in promotional activity. Effective January 7, 2012, we increased the published U.S. list price for Sanctura XR® by nine percent and Sanctura® by ten percent. Effective May 12, 2012, we increased the published U.S. list price for Sanctura XR® by an additional fifteen percent. In October 2012, a competitive generic version of Sanctura XR® was launched in the United States.
We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceutical products at an amount less than eight weeks of our net sales. At September 30, 2012, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the third quarter of 2012 compared to the third quarter of 2011 due primarily to increases in sales in the United States, Canada and Latin America. The sales of breast aesthetics products in international markets were negatively affected by the translation effect of average foreign currency exchange rates in effect during the third quarter of 2012 compared to the third quarter of 2011. The increase in sales of breast aesthetic products in the United States was primarily due to higher tissue expander and implant unit volume and favorable product mix due to the continued transition of the U.S. market to higher priced tissue expanders and silicone gel products from lower priced saline products.
Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in the third quarter of 2012 compared to the third quarter of 2011 in all of our principal geographic markets. We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted by general economic conditions given the substantial patient co-pays associated with these products, government spending restrictions and access restrictions imposed by insurance plans. In addition, net sales of our obesity intervention products continued to be negatively impacted by a general increase in the market share of other competitive bariatric surgery procedures, especially in the United States and Australia. In October 2012, we announced that we are exploring strategic options for maximizing the value of our obesity intervention business, including among other things, a potential sale of the business unit.
Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in the third quarter of 2012 compared to the third quarter of 2011 primarily due to strong growth in sales in Asia Pacific, Europe and Canada, partially offset by a decrease in sales in the United States. The increase in international sales of facial aesthetics products was due primarily to the recent launch of Juvéderm® Voluma™ with lidocaine in a number of countries in Europe and Asia, partially offset by the negative translation effect of average foreign currency exchange rates in effect during the third quarter of 2012 compared to the third quarter of 2011. The decrease in sales of facial aesthetics products in the United States is primarily due to the effect of a consumer promotional program that was in place in the third quarter of 2011 that was not in place during the third quarter of 2012, and a small decline in market share related to the introduction of a competitive product.
Foreign currency changes decreased product net sales by $43.8 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to the weakening of the euro, Brazilian real, Indian rupee, Mexican peso and Canadian dollar compared to the U.S. dollar. We currently expect foreign currency changes to continue to negatively impact our consolidated product net sales in the fourth quarter of 2012 compared to the fourth quarter in 2011, but to a lesser degree than was experienced in the third quarter of 2012.
U.S. product net sales as a percentage of total product net sales increased by 2.8 percentage points to 62.1% in the third quarter of 2012 compared to U.S. sales of 59.3% in the third quarter of 2011, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox® and eye care pharmaceuticals product lines, an increase in sales of our skin care products, which are highly concentrated in the United States, and the negative overall translation impact on international sales due to a general weakening of foreign currencies compared to the U.S. dollar in markets where we sold products in the third quarter of 2012 compared to the third quarter of 2011, partially offset by higher sales growth in international markets compared to the U.S. market for our facial aesthetics product line and a greater percentage decline in sales in the U.S. market compared to our total international markets for our obesity intervention product line.
The $259.9 million increase in product net sales in the first nine months of 2012 compared to the first nine months of 2011 was the combined result of an increase of $257.2 million in our specialty pharmaceuticals product net sales and an increase of $2.7 million in our medical devices product net sales.
The increase in specialty pharmaceuticals product net sales in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the same factors discussed above with respect to the increase in specialty pharmaceuticals product net sales for the third quarter of 2012. In addition, net sales of eye care pharmaceuticals products in Europe and net sales of Botox® for therapeutic use in Latin America increased in the first nine months of 2012 compared to the first nine months of 2011 despite the negative translation impact due to a general weakening of foreign currencies compared to the U.S. dollar. Additionally, net sales of our fluoroquinolone product Zymaxid® and our topical acne drug Tazorac® increased in the first nine months of 2012 compared to the first nine months of 2011, and net sales of our non-steroidal anti-inflammatory drugs Acular®, Acular LS® and Acuvail® decreased in the first nine months of 2012 compared to the first nine months of 2011.
The increase in medical devices product net sales in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the same factors discussed above with respect to the increase in medical devices product net sales for the third quarter of 2012. In addition, sales of breast aesthetics products in Europe increased in the first nine months of 2012 compared to the first nine months of 2011. The decrease in facial aesthetics products in the United States in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to increased rebate activity, partially offset by growth in the dermal filler market.
Foreign currency changes decreased product net sales by $116.1 million in the first nine months of 2012 compared to the first nine months of 2011, primarily due to the weakening of the euro, Brazilian real, Mexican peso, Canadian dollar, Turkish lira and Indian rupee compared to the U.S. dollar.
U.S. sales as a percentage of total product net sales increased by 1.3 percentage points to 60.9% in the first nine months of 2012 compared to U.S. sales of 59.6% in the first nine months of 2011, due primarily to the same factors described above with respect to the increase in percentage of U.S. sales in the third quarter of 2012 compared to the third quarter of 2011.
Other Revenues
Other revenues increased $5.5 million to $22.8 million in the third quarter of 2012 compared to $17.3 million in the third quarter of 2011. The increase in other revenues is primarily due to increased royalty income from sales of Lumigan® and Aiphagan® P 0.1% in Japan under a license agreement with Senju Pharmaceutical Co., Ltd., or Senju, an increase in royalty income from sales of Botox® for therapeutic use in Japan and China under a licensing agreement with GlaxoSmithKline and an increase in royalty income from sales of brimonidine products by Alcon, Inc., or Alcon, in the United States under a licensing agreement.
Other revenues increased $20.5 million to $73.0 million in the first nine months of 2012 compared to $52.5 million in the first nine months of 2011. The increase in other revenues is primarily due to the achievement of substantive milestone events in the first nine months of 2012 related to the approval of Aiphagan® P 0.1% in Japan and the achievement of two sales milestones related to sales of Lumigan® in Japan. Both products are under license agreements to Senju in that market. In addition, royalty income increased in the first nine months of 2012 compared to the first nine months of 2011, primarily related to increased royalty income from sales of Lumigan® and Aiphagan® P 0.1% in Japan under a license agreement with Senju and an increase in royalty income from sales of Botox® for therapeutic use in Japan and China under a licensing agreement with GlaxoSmithKline, partially offset by a decrease in royalty income from sales of brimonidine products by Alcon in the United States under a licensing agreement.
Cost of Sales
Cost of sales increased $0.7 million, or 0.4%, in the third quarter of 2012 to $188.8 million, or 13.6% of product net sales, compared to $188.1 million, or 14.3% of product net sales in the third quarter of 2011. This increase in cost of sales primarily resulted from the 6.1% increase in total product net sales and an increase in provisions for inventory reserves, partially offset by a decrease in cost of sales as a percentage of product net sales primarily related to a positive change in geographic and product mix. Specialty pharmaceutical products, which generally have a lower cost of sales as a percentage of product net sales than our medical device products, increased as a percentage of our total product net sales in the third quarter of 2012 compared to the third quarter of 2011.
Cost of sales increased $19.6 million, or 3.5%, in the first nine months of 2012 to $586.3 million, or 13.9% of product net sales, compared to $566.7 million, or 14.3% of product net sales in the first nine months of 2011. The increase in cost of sales primarily resulted from the 6.6% increase in total product net sales and an increase in provisions for inventory reserves, partially offset by a decrease in cost of sales as a percentage of product net sales primarily related to a positive change in product and geographic mix. Specialty pharmaceutical products, which generally have a lower cost of sales as a percentage of product net sales than our medical device products, increased as a percentage of our total product net sales in the first nine months of 2012 compared to the first nine months of 2011.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses increased $2.3 million, or 0.4%, to $540.8 million, or 38.9% of product net sales, in the third quarter of 2012 compared to $538.5 million, or 41.1% of product net sales, in the third quarter of 2011. SG&A expenses in the third quarter of 2012 include expenses of $0.5 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and a $2.4 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations. SG&A expenses in the third quarter of 2011 include $0.8 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ discussed above and a $20.0 million milestone payment to MAP Pharmaceuticals, Inc., or MAP, for the achievement of a regulatory milestone in connection with our collaboration and co-promotion agreement for Levadex®, a self-administered, orally inhaled therapy for the acute treatment of migraine in adults that has not yet achieved regulatory approval. Excluding the effect of the items described above, SG&A expenses increased $20.2 million, or 3.9%, to $537.9 million, or 38.7% of product net sales, in the third quarter of 2012 compared to $517.7 million, or 39.5% of product net sales in the third quarter of 2011. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling and marketing expenses and general and administrative expenses, partially offset by a reduction in promotion expenses. The increase in selling and marketing expenses in the third quarter of 2012 compared to the third quarter of 2011 principally relates to increased personnel and related incentive compensation costs that support the 6.1% increase in product net sales. The increase in general and administrative expenses is primarily due to an increase in legal fees, compliance costs, compensation costs, general insurance expenses and losses from the disposal of fixed assets, partially offset by a reduction in bad debt expenses.
SG&A expenses increased $15.8 million, or 0.9%, to $1,710.5 million, or 40.5% of product net sales, in the first nine months of 2012 compared to $1,694.7 million, or 42.7% of product net sales, in the first nine months of 2011. SG&A expenses in the first nine months of 2012 include aggregate expenses of $8.9 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, and a $15.8 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations. SG&A expenses in the first nine months of 2011 include an upfront payment of $60.0 million and a regulatory milestone payment of $20.0 million related to the Levadex® collaboration and co-promotion agreement with MAP, a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary and fixed asset impairment charges of $2.2 million related to the discontinued development of EasyBand™, $3.1 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ discussed above, and a $2.3 million charge related to the change in fair value of a contingent consideration liability associated with our purchase of a distributor's business in Turkey. Excluding the effect of the items described above, SG&A expenses increased $69.3 million, or 4.3%, to $1,685.8 million, or 39.9% of product net sales, in the first nine months of 2012 compared to $1,616.5 million, or 40.8% of product net sales in the first nine months of 2011. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling and marketing expenses and general and administrative expenses, partially offset by a reduction in promotion expenses. The increase in selling and marketing expenses in the first nine months of 2012 compared to the first nine months of 2011 principally relates to increased personnel and related incentive compensation costs that support the 6.6% increase in product net sales, and additional costs supporting the expansion of our sales forces, including the addition of several new direct operations in emerging markets. The increase in general and administrative expenses is primarily due to increased compliance costs, an increase in compensation costs, including an increase in regional management costs related to the expansion of our direct selling operations in emerging markets, and an increase in legal expenses and general insurance costs, partially offset by a decrease in bad debt expenses. The decrease in promotion expenses is primarily due to an overall net reduction in promotion programs, including a decrease in direct-to-consumer advertising for Latisse® and promotion spending for obesity intervention products, partially offset by an increase in direct-to-consumer advertising for Botox® for the treatment of chronic migraine in the United States.
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

Research and Development
We believe that our future medium- and long-term revenue and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of September 30, 2012, we or our collaboration partners have the following significant R&D projects in late-stage development:

•	Apaziquone (U.S. - Phase III) for bladder cancer

•	Botox® (U.S., Europe, Canada - Filed) for idiopathic overactive bladder

•	Botox® (U.S. - Phase III) for crow's feet lines

•	Juvéderm Voluma™ (U.S. - Filed) for volumizing the mid-face

•	Latisse® (Europe - Pending refiling) for eyelash growth

•	Levadex® (U.S. - Filed) for migraine

•	Ozurdex® (U.S., Europe - Phase III) for diabetic macular edema

•	Restasis® (Europe - Phase III) for ocular surface disease

•	Ser-120 (U.S. - Phase III) for nocturia

•	Silicone Breast - Style 410 Cohesive Gel (U.S. - Filed) for breast reconstruction and augmentation
In March 2012, MAP announced that the FDA issued a Complete Response letter related to its filing for Levadex®. In the Complete Response letter the FDA requested that MAP address issues related to chemistry, manufacturing and controls, or CMC, and observations from a recent facility inspection of a third party manufacturer. The FDA also indicated that it had not been able to complete the review of inhaler usability information requested late in the review cycle. The FDA did not cite any clinical safety or efficacy issues, nor did the FDA request that any additional clinical studies be conducted prior to approval. In October 2012, MAP announced that it had resubmitted its filing for Levadex® with the FDA.
In April 2012, Spectrum Pharmaceuticals, Inc., or Spectrum, announced that the Phase III trials for apaziquone did not meet their primary endpoint, but analysis of pooled data from the trials showed a statistically significant treatment effect in favor of apaziquone in their primary endpoint and a key secondary endpoint. Spectrum has requested meeting with the FDA to discuss future steps, which is anticipated to occur before the end of 2012.
For management purposes, we accumulate direct costs for R&D projects, but do not allocate all indirect project costs, such as R&D administration, infrastructure and regulatory affairs costs, to specific R&D projects. Additionally, R&D expense includes upfront payments to license or purchase in-process R&D assets that have not achieved regulatory approval. Our overall R&D expenses are not materially concentrated in any specific project or stage of development. The following table sets forth direct costs for our late-stage projects (which include candidates in Phase III clinical trials) and other R&D projects, upfront payments to license or purchase in-process R&D assets and all other R&D expenses for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)
Direct costs for:
Late-stage projects	$43.5	$50.0	$137.5	$147.9
Other R&D projects	161.1	143.7	472.2	403.4
Upfront payments to license or purchase in-process R&D assets	62.5	—	62.5	45.0
Other R&D expenses	26.2	27.6	78.1	80.1
Total	$293.3	$221.3	$750.3	$676.4
R&D expenses increased $72.0 million, or 32.5%, to $293.3 million in the third quarter of 2012, or 21.1% of product net sales, compared to $221.3 million, or 16.9% of product net sales in the third quarter of 2011. R&D expenses in the third quarter of 2012 include an aggregate charge of $62.5 million for upfront payments associated with two agreements for the in-licensing of technologies for the treatment of serious ophthalmic diseases, including age-related macular degeneration, from Molecular Partners AG that have not yet achieved regulatory approval. Excluding the effect of these upfront payments, R&D expenses increased $9.5 million, or 4.3%, in the third quarter of 2012 compared to the third quarter of 2011. The increase in R&D expenses, excluding the charge described above, was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, the development of technology for the treatment of rosacea acquired in the Vicept acquisition, the development of tissue reinforcement technology acquired in the Serica acquisition, increased spending on Botox® for the treatment of juvenile cerebral palsy and increased spending on hyaluronic-acid based dermal filler products, partially offset by a decrease in expenses associated with our collaboration with Spectrum related to the development of apaziquone for the treatment of non-muscle invasive bladder cancer, a decrease in expenses related to obesity intervention products and Botox® for the treatment of OAB and crow's feet lines and a small decrease in expenses for new technology discovery programs.
R&D expenses increased $73.9 million, or 10.9%, to $750.3 million in the first nine months of 2012, or 17.8% of product net sales, compared to $676.4 million, or 17.1% of product net sales in the first nine months of 2011. R&D expenses in the first nine months of 2012 include an aggregate charge of $62.5 million for upfront payments associated with two agreements for the in-licensing of technologies for the treatment of serious ophthalmic diseases, including age-related macular degeneration, from Molecular Partners AG that have not yet achieved regulatory approval. R&D expenses in the first nine months of 2011 included a charge of $45.0 million for an upfront payment for the in-licensing of technology for the treatment of retinal diseases from Molecular Partners AG that has not yet achieved regulatory approval. Excluding the effect of these upfront payments, R&D expenses increased $56.4 million, or 8.9%, in the first nine months of 2012 compared to the first nine months of 2011. The increase in R&D expenses, excluding the charges described above, in the first nine months of 2012 was primarily due to the same factors described above related to the increase in R&D expenses in the third quarter of 2012 compared to the third quarter of 2011. Additionally, spending on potential new treatment applications for Latisse® and expenses associated with our collaboration with Spectrum related to the development of apaziquone for the treatment of non-muscle invasive bladder cancer increased in the first nine months of 2012 compared to the first nine months of 2011.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets increased $1.3 million to $33.2 million in the third quarter of 2012, or 2.4% of product net sales, compared to $31.9 million, or 2.4% of product net sales, in the third quarter of 2011. The increase in amortization expense is primarily due to an increase in the balance of intangible assets subject to amortization, including intangible assets that we acquired in connection with our August 2011 acquisition of Precision Light and our February 2012 purchase of our distributor’s business related to our products in Russia, and the accelerated amortization of intangible assets associated with Sanctura XR®, partially offset by a decline in amortization expense associated with developed technology acquired in connection with our 2007 acquisition of Groupe Cornéal Laboratoires, some of which became fully amortized at the end of 2011.
Amortization of acquired intangible assets increased $2.5 million to $98.1 million in the first nine months of 2012, or 2.3% of product net sales, compared to $95.6 million, or 2.4% of product net sales, in the first nine months of 2011. The increase in amortization expense is primarily due to the same factors described above with respect to the increase in amortization expense in the third quarter of 2012 compared to the third quarter of 2011. In addition, amortization of acquired intangible assets in the first nine months of 2011 include amortization expense associated with trademarks acquired in connection with our 2006 acquisition of Inamed Corporation, which became fully amortized at the end of the first quarter of 2011.
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
In the third quarter of 2011, we recorded a pre-tax charge of $4.3 million related to the impairment of an in-process research and development asset associated with a tissue reinforcement technology that has not yet achieved regulatory approval acquired in connection with our 2010 acquisition of Serica. The impairment charge was recognized because estimates of the anticipated future undiscounted cash flows of the asset were not sufficient to recover its carrying amount.
Restructuring Charges and Integration Costs
2012 Restructuring and Realignment Plan
In 2012, we initiated a restructuring and realignment plan to streamline the obesity intervention business and promote organizational efficiency. Specifically, the initiatives primarily involve eliminating a number of positions in the U.S. sales, R&D and support staff functions associated with the obesity intervention business, integrating several customer service departments into a single new call center in Austin, Texas and relocating certain other back-office functions to the Austin facility. As a result, in the third quarter of 2012, we recorded $4.0 million of restructuring charges, consisting of $3.9 million of employee severance and other one-time termination benefits for approximately 66 people affected by the workforce reduction and $0.1 million of other related costs. In addition, we recorded $0.6 million of SG&A expenses in the third quarter of 2012 and $1.1 million of SG&A expenses and $0.3 million of R&D expenses in the first nine months of 2012 related to the restructuring and realignment initiatives.

Discontinued Development of EasyBand™
In March 2011, we decided to discontinue development of EasyBand™ and close the related research and development facility in Switzerland. As a result, in the first quarter of 2011 we recorded $4.6 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.5 million of contract termination costs and $0.1 million of other related costs. In the second quarter of 2011, we recorded an additional $0.1 million of restructuring charges primarily related to contract termination costs. In the third quarter of 2012, we recorded a $0.1 million restructuring charge reversal primarily related to employee severance and other one-time termination benefits.
Other Restructuring Activities and Integration Costs
Included in the three and nine month periods ended September 30, 2012 are a $0.1 million restructuring charge reversal and $0.8 million of restructuring charges, respectively, related to restructuring activities initiated in prior years. Included in the three and nine month periods ended September 30, 2011 are a $0.1 million restructuring charge reversal related to restructuring activities initiated in prior years.
Included in the three month period ended September 30, 2012 are $0.1 million of SG&A expenses and included in the nine month period ended September 30, 2012 are $0.1 million of cost of sales and $0.6 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and licensing and collaboration agreements. Included in the three and nine month periods ended September 30, 2011 are $0.6 million and $2.2 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and licensing, collaboration and co-promotion agreements.
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
For the third quarter of 2012, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $104.8 million, upfront licensing fees of $62.5 million paid to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, stockholder derivative litigation costs of $0.5 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, charges of $2.4 million for changes in the fair value of contingent consideration liabilities, expenses related to the 2012 restructuring and realignment initiatives of $0.6 million and other net indirect costs of $7.1 million.
For the third quarter of 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $102.0 million, a milestone payment of $20.0 million paid to MAP for the FDA acceptance of a New Drug Application, or NDA, filing for technology that has not achieved regulatory approval, stockholder derivative litigation costs of $0.8 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, a purchase accounting fair market value inventory adjustment of $0.4 million associated with the purchase of our distributor's business related to our products in South Africa, transaction costs of $0.6 million associated with the purchase of various businesses and other net indirect costs of $3.9 million.
For the first nine months of 2012, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $315.2 million, upfront licensing fees of $62.5 million paid to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, aggregate charges of $8.9 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $15.8 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $0.3 million and integration and transaction costs of $0.6 million associated with the purchase of our distributor's business related to our products in Russia, expenses related to the 2012 restructuring and realignment initiatives of $1.4 million and other net indirect costs of $15.6 million.

For the first nine months of 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $292.1 million, an upfront payment of $60.0 million and subsequent milestone payment of $20.0 million paid to MAP for the FDA acceptance of an NDA filing for technology that has not achieved regulatory approval and related transaction costs of $0.6 million, an upfront licensing fee of $45.0 million paid to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, fixed asset impairment charges of $2.2 million, a gain of $9.4 million from the substantially complete liquidation of the Company's investment in a foreign subsidiary, stockholder derivative litigation costs of $3.1 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, a charge of $2.3 million for the change in the fair value of a contingent consideration liability, a purchase accounting fair market value inventory adjustment of $0.4 million associated with the purchase of our distributor's business related to our products in South Africa, integration and transaction costs of $1.5 million associated with the purchase of various businesses and other net indirect costs of $21.3 million.
The following table presents operating income for each reportable segment for the three and nine month periods ended September 30, 2012 and 2011 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)		(in millions)
Operating income:
Specialty pharmaceuticals	$503.4	$433.5	$1,449.8	$1,286.3
Medical devices	59.8	68.8	203.0	214.2
Total segments	563.2	502.3	1,652.8	1,500.5
General and administrative expenses, other indirect costs and other adjustments	178.0	127.7	420.4	439.2
Amortization of acquired intangible assets (a)	27.4	26.0	80.4	77.9
Impairment of intangible assets and related costs	—	4.3	—	23.7
Restructuring charges (reversal)	3.8	(0.1)	4.7	4.6
Total operating income	$354.0	$344.4	$1,147.3	$955.1
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Our consolidated operating income in the third quarter of 2012 was $354.0 million, or 25.4% of product net sales, compared to consolidated operating income of $344.4 million, or 26.3% of product net sales in the third quarter of 2011. The $9.6 million increase in consolidated operating income was due to an $80.0 million increase in product net sales, a $5.5 million increase in other revenues and a $4.3 million charge for the impairment of intangible assets and related costs in the third quarter of 2011 that did not recur in the third quarter of 2012, partially offset by a $0.7 million increase in cost of sales, a $2.3 million increase in SG&A expenses, a $72.0 million increase in R&D expenses, a $1.3 million increase in amortization of acquired intangible assets and a $3.9 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in the third quarter of 2012 was $503.4 million, compared to operating income of $433.5 million in the third quarter of 2011. The $69.9 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines, partially offset by a decrease in net sales of our urologics product line and an increase in marketing and R&D expenses.
Our medical devices segment operating income in the third quarter of 2012 was $59.8 million, compared to operating income of $68.8 million in the third quarter of 2011. The $9.0 million decrease in our medical devices segment operating income was due primarily to a decrease in product net sales of our obesity intervention product line and an increase in overall selling and marketing expenses, partially offset by an increase in product net sales of our breast aesthetics and facial aesthetics product lines and a decrease in R&D expenses.
Our consolidated operating income in the first nine months of 2012 was $1,147.3 million, or 27.2% of product net sales, compared to consolidated operating income of $955.1 million, or 24.1% of product net sales in the first nine months of 2011. The $192.2 million increase in consolidated operating income was due to a $259.9 million increase in product net sales, a $20.5 million increase in other revenues and a charge of $23.7 million for the impairment of intangible assets and related costs in the first nine months of 2011 that did not recur in the first nine months of 2012, partially offset by a $19.6 million increase in cost of sales, a $15.8 million increase in SG&A expenses, a $73.9 million increase in R&D expenses, a $2.5 million increase in amortization of acquired intangible assets and a $0.1 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in the first nine months of 2012 was $1,449.8 million, compared to operating income of $1,286.3 million in the first nine months of 2011. The $163.5 million increase in our specialty pharmaceuticals segment operating income was due primarily to the same reasons discussed in the analysis of the third quarter of 2012. In addition, selling expenses increased in the first nine months of 2012 compared to the first nine months of 2011.
Our medical devices segment operating income in the first nine months of 2012 was $203.0 million, compared to operating income of $214.2 million in the first nine months of 2011. The $11.2 million decrease in our medical devices segment operating income was due primarily to a decrease in product net sales of our obesity intervention product line, an increase in overall selling and marketing expenses and an increase in R&D expenses, partially offset by an increase in product net sales of our breast aesthetics and facial aesthetics product lines and a decrease in total promotion expenses.
Non-Operating Income and Expense
Total net non-operating expense in the third quarter of 2012 was $23.2 million compared to total net non-operating income of $12.4 million in the third quarter of 2011. Interest income in the third quarter of 2012 was $1.9 million compared to interest income of $1.8 million in the third quarter of 2011. Interest expense increased $0.7 million to $15.9 million in the third quarter of 2012 compared to $15.2 million in the third quarter of 2011. Interest expense increased primarily due to an increase in accrued statutory interest resulting from a change in estimate related to uncertain tax positions. Other, net expense was $9.2 million in the third quarter of 2012, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions. Other, net income was $25.8 million in the third quarter of 2011, consisting primarily of $25.2 million in net gains on foreign currency derivative instruments and other foreign currency transactions and a gain of $0.5 million on the sale of a third party equity investment.
Total net non-operating expense in the first nine months of 2012 was $63.3 million compared to $39.1 million in the first nine months of 2011. Interest income in the first nine months of 2012 was $4.8 million compared to interest income of $5.6 million in the first nine months of 2011. Interest expense decreased $6.3 million to $48.8 million in the first nine months of 2012 compared to $55.1 million in the first nine months of 2011. Interest expense decreased primarily due to the conversion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, in the second quarter of 2011, partially offset by an increase in accrued statutory interest resulting from a change in estimate related to uncertain tax positions. Other, net expense was $19.3 million in the first nine months of 2012, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions. Other, net income was $10.4 million in the first nine months of 2011, consisting primarily of $8.4 million in net gains on foreign currency derivative instruments and other foreign currency transactions and a gain of $1.4 million on the sale of a third party equity investment.
Income Taxes
Our effective tax rate for the third quarter of 2012 was 24.2%. Our effective tax rate for the first nine months of 2012 was 28.3%. Included in our earnings before income taxes for the first nine months of 2012 are charges related to changes in the fair value of contingent consideration associated with certain business combination agreements of $15.8 million, upfront payments of $62.5 million associated with two agreements for the in-licensing of technologies from Molecular Partners AG, the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia of $0.9 million, external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses of $8.9 million, $0.8 million of interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings and restructuring charges of $4.7 million. In the first nine months of 2012 we recorded no income tax benefits related to the changes in the fair value of contingent consideration liabilities, $15.8 million of income tax benefits related to the upfront payments associated with the two agreements for the in-licensing of technologies from Molecular Partners AG, $0.1 million of income tax benefits related to the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia, $1.1 million of income tax benefits related to external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, income tax benefits of $0.3 million related to interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings and $1.5 million of income tax benefits related to the restructuring charges. In the first nine months of 2012 we also recorded an income tax provision of $6.7 million for changes in estimated taxes related to uncertain tax positions included in prior year filings. Excluding the impact of the pretax charges of $93.6 million and the net income tax benefit of $12.1 million for the items discussed above, our adjusted effective tax rate for the first nine months of 2012 was 27.1%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.
The calculation of our adjusted effective tax rate for the first nine months of 2012 is summarized below:

(in millions)
Earnings before income taxes, as reported	$1,084.0
Changes in the fair value of contingent consideration liabilities related to business combinations	15.8
Upfront payments associated with two agreements for the in-licensing of technologies from Molecular Partners AG	62.5
Fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia	0.9
External costs for stockholder derivative litigation and other legal contingency expenses	8.9
Interest expense associated with changes in estimated taxes related to uncertain tax positions in prior year filings	0.8
Restructuring charges	4.7
$1,177.6

Provision for income taxes, as reported	$306.7
Income tax benefit (provision) for:
Changes in the fair value of contingent consideration liabilities related to business combinations	—
Upfront payments associated with two agreements for the in-licensing of technologies from Molecular Partners AG	15.8
Fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia	0.1
External costs for stockholder derivative litigation and other legal contingency expenses	1.1
Interest expense associated with changes in estimated taxes related to uncertain tax positions in prior year filings	0.3
Restructuring charges	1.5
Changes in estimated taxes related to uncertain tax positions in prior year filings	(6.7)
$318.8
Adjusted effective tax rate	27.1%
Our effective tax rate for the third quarter and first nine months of 2011 was 29.7% and 28.1%, respectively. Our effective tax rate for the year ended December 31, 2011 was 27.8%. Included in our earnings before income taxes for 2011 are a $60.0 million upfront payment and a $20.0 million regulatory milestone payment related to a collaboration and co-promotion agreement with MAP, a $45.0 million upfront payment related to a collaboration and license agreement with Molecular Partners AG, intangible asset impairment charges of $20.4 million, restructuring charges of $4.6 million, fixed asset impairment charges of $2.2 million and a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary resulting from the discontinued development of EasyBand™. In 2011, we recorded income tax benefits of $22.2 million and $7.4 million, respectively, associated with the upfront payment and regulatory milestone payment related to the collaboration and co-promotion agreement with MAP and income tax benefits of $4.6 million associated with the upfront payment related to the collaboration and license agreement with Molecular Partners AG. In 2011, we did not record any tax benefits related to the intangible asset impairment charges, restructuring charges, fixed asset impairment charges and the gain from the substantially complete liquidation of our investment in a foreign subsidiary resulting from the discontinued development of EasyBand™ since a portion of these charges are not tax deductible and we do not expect to be able to utilize the deductions for the tax deductible portion of these charges in the jurisdiction where the costs were incurred. Excluding the impact of the net pre-tax charges of $142.8 million and the net income tax benefits of $34.2 million for the items discussed above, our adjusted effective tax rate for 2011 was 27.4%.

The calculation of our adjusted effective tax rate for the year ended December 31, 2011 is summarized below:

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
The decrease in the adjusted effective tax rate to 27.1% in the first nine months of 2012 compared to the adjusted effective tax rate for the year ended December 31, 2011 of 27.4% is primarily attributable to an increase in the mix of earnings in lower tax rate jurisdictions and higher deductions for U.S. production activities, partially offset by the negative impact of the expiration of the U.S. federal research and development tax credit at the end of 2011.
Net Earnings Attributable to Noncontrolling Interest
Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $1.2 million in the third quarter of 2012 and 2011, respectively, and $2.7 million and $3.7 million in the first nine months of 2012 and 2011, respectively.
Net Earnings Attributable to Allergan, Inc.
Our net earnings attributable to Allergan, Inc. in the third quarter of 2012 were $249.4 million compared to net earnings attributable to Allergan, Inc. of $249.8 million in the third quarter of 2011. The $0.4 million decrease in net earnings attributable to Allergan, Inc. was primarily the result of the increase in net non-operating expense of $35.6 million, partially offset by the increase in operating income of $9.6 million and the decrease in the provision for income taxes of $25.6 million.
Our net earnings attributable to Allergan, Inc. in the first nine months of 2012 were $774.6 million compared to net earnings attributable to Allergan, Inc. of $654.7 million in the first nine months of 2011. The $119.9 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $192.2 million and the decrease in net earnings attributable to noncontrolling interest of $1.0 million, partially offset by the increase in net non-operating expense of $24.2 million and the increase in the provision for income taxes of $49.1 million.

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
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first nine months of 2012 was $1,100.0 million compared to $701.5 million for the first nine months of 2011. Cash flow from operating activities increased in the first nine months of 2012 compared to the first nine months of 2011 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in accounts payable, accrued expenses, income taxes, other liabilities and other non-current assets, partially offset by an increase in cash used to fund changes in trade receivables. In September 2012, we terminated the $300.0 million notional amount interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. In the first nine months of 2012, we made upfront and milestone payments of $62.5 million for various licensing and collaboration agreements compared to $125.0 million in the first nine months of 2011, which were included in our net earnings for the respective periods. In the first nine months of 2011, we paid $15.2 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox®. In the first nine months of 2012 and 2011, we paid pension contributions of $23.1 million and $17.7 million, respectively, to our U.S. defined benefit pension plan.
Net cash used in investing activities was $211.4 million in the first nine months of 2012 compared to net cash provided by investing activities of $502.7 million in the first nine months of 2011. In the first nine months of 2012, we received $604.7 million from the maturities of short-term investments and $1.3 million from the sale of property, plant and equipment. In the first nine months of 2012, we purchased $704.6 million of short-term investments, paid $3.1 million for the purchase of our distributor’s business related to our products in Russia and paid $4.1 million for trademarks and developed technology intangible assets. Additionally, we invested $98.1 million in new facilities and equipment and $7.5 million in capitalized software. In the first nine months of 2011, we received $1,073.9 million from the maturities of short-term investments and $2.5 million from the sale of equity investments and property, plant and equipment. In the first nine months of 2011, we purchased $391.2 million of short-term investments and paid $98.9 million, net of cash acquired, for the acquisitions of Vicept, Alacer and Precision Light and the purchase of our distributor's business related to our products in South Africa. Additionally, we invested $75.4 million in new facilities and equipment and $7.9 million in capitalized software. We currently expect to invest between approximately $150.0 million and $200.0 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2012.
Net cash used in financing activities was $638.5 million in the first nine months of 2012 compared to net cash used in financing activities of $979.5 million in the first nine months of 2011. In the first nine months of 2012, we repurchased approximately 8.0 million shares of our common stock for $723.3 million, paid $45.4 million in dividends to stockholders, made net repayments of notes payable of $43.1 million and paid contingent consideration of $5.1 million. This use of cash was partially offset by $153.9 million received from the sale of stock to employees and $24.5 million in excess tax benefits from share-based compensation. In the first nine months of 2011, we paid $808.9 million for the repayment and conversion of our 2026 Convertible Notes ($649.7 million principal amount and $159.2 million equity repurchase), repurchased approximately 5.0 million shares of our common stock for $374.0 million, paid $45.8 million in dividends to stockholders and paid contingent consideration of $3.0 million. This use of cash was partially offset by $25.7 million in net borrowings of notes payable, $205.7 million received from the sale of stock to employees and $20.8 million in excess tax benefits from share-based compensation.
Effective October 26, 2012, our Board of Directors declared a cash dividend of $0.05 per share, payable December 12, 2012 to stockholders of record on November 21, 2012.
We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At September 30, 2012, we held approximately 7.2 million treasury shares under this program. Effective July 1, 2012, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 4.0 million shares to be repurchased through December 31, 2012, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.
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
Our 5.75% Senior Notes due 2016, or 2016 Notes, were sold at 99.717% of par value with an effective interest rate of 5.79%, pay interest semi-annually on the principal amount of the notes at a rate of 5.75% per annum, and are redeemable at any time at our option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes will be due and payable on April 1, 2016, unless earlier redeemed by us. In September 2012, we terminated the $300.0 million notional amount interest rate swap related to the 2016 Notes and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, we added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap will be amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%.

At September 30, 2012, we had a committed long-term credit facility, a commercial paper program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $600.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at September 30, 2012. At September 30, 2012, we had no borrowings under our committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $40.7 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.
On August 21, 2012, we announced that we entered into two separate agreements with Molecular Partners AG to discover, develop, and commercialize proprietary therapeutic DARPin® products for the treatment of serious ophthalmic diseases. Under the terms of the agreements, we made combined upfront payments of $62.5 million to Molecular Partners AG in August 2012. The terms of the agreements also include potential future development, regulatory and sales milestone payments to Molecular Partners AG of up to $1.4 billion, as well as potential future royalty payments.
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
Generic versions of Elestat® and Sanctura XR® were launched in the United States in May 2011 and October 2012, respectively, and a generic version of Zymar® may be launched in the United States in the near future. In addition, our products compete with generic versions of some branded pharmaceutical products sold by our competitors. We do not believe that our liquidity will be materially impacted in 2012 by generic competition.
As of September 30, 2012, $1,623.8 million of our existing cash and equivalents and short-term investments are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2011, we had approximately $2,505.1 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.
We sell products to public and semi-public hospitals in Italy and Spain, which are wholly or partially funded by their respective sovereign governments. The following table provides information related to trade receivables outstanding as of September 30, 2012 from product net sales in Italy and Spain:

	Italy	Spain
	(in millions)
Trade receivables from public and semi-public hospitals primarily funded by the sovereign government	$24.3	$12.8
Trade receivables from other customers	9.6	16.5
Total trade receivables	$33.9	$29.3

Amount of trade receivables that is past due	$22.0	$14.8
Allowance for doubtful accounts	$9.4	$3.2
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
As of September 30, 2012, we have no significant trade accounts receivable from customers in Greece or Portugal that are primarily funded by their respective sovereign governments.
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
On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt were recorded at fair value. The differential to be paid or received as interest rates change was accrued and recognized as an adjustment to interest expense related to the 2016 Notes. In September 2012, we terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, we added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap will be amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. At December 31, 2011, we recognized in our consolidated balance sheet an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $48.1 million. During the three and nine month periods ended September 30, 2012, we recognized $3.2 million and $10.6 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap. During the three and nine month periods ended September 30, 2011, we recognized $3.7 million and $11.4 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of September 30, 2012, the remaining unrecognized gain, net of tax, of $2.7 million is recorded as a component of accumulated other comprehensive loss.
At September 30, 2012, we had approximately $40.7 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.4 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Maturing in							Fair Market Value
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,975.9	$—	$—	$—	$—	$—	$1,975.9	$1,975.9
Weighted Average Interest Rate	0.14%	—	—	—	—	—	0.14%
Foreign Time Deposits	257.2	—	—	—	—	—	257.2	257.2
Weighted Average Interest Rate	0.19%	—	—	—	—	—	0.19%
Other Cash Equivalents	475.7	—	—	—	—	—	475.7	475.7
Weighted Average Interest Rate	0.33%	—	—	—	—	—	0.33%
Total Cash Equivalents and Short-Term Investments	$2,708.8	$—	$—	$—	$—	$—	$2,708.8	$2,708.8
Weighted Average Interest Rate	0.18%	—	—	—	—	—	0.18%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$—	$—	$847.1	$668.4	$1,515.5	$1,694.2
Weighted Average Interest Rate	—	—	—	—	3.94%	3.48%	3.74%
Other Variable Rate (non-US$)	40.7	—	—	—	—	—	40.7	40.7
Weighted Average Interest Rate	6.15%	—	—	—	—	—	6.15%
Total Debt Obligations	$40.7	$—	$—	$—	$847.1	$668.4	$1,556.2	$1,734.9
Weighted Average Interest Rate	6.15%	—	—	—	3.94%	3.48%	3.80%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $47.8 million related to a terminated interest rate swap associated with the 2016 Notes.

	December 31, 2011
	Maturing in							Fair Market Value
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,171.9	$—	$—	$—	$—	$—	$1,171.9	$1,171.9
Weighted Average Interest Rate	0.10%	—	—	—	—	—	0.10%
Foreign Time Deposits	189.1	—	—	—	—	—	189.1	189.1
Weighted Average Interest Rate	0.56%	—	—	—	—	—	0.56%
Other Cash Equivalents	1,078.9	—	—	—	—	—	1,078.9	1,078.9
Weighted Average Interest Rate	0.02%	—	—	—	—	—	0.02%
Total Cash Equivalents and Short-Term Investments	$2,439.9	$—	$—	$—	$—	$—	$2,439.9	$2,439.9
Weighted Average Interest Rate	0.10%	—	—	—	—	—	0.10%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$25.0	$—	$—	$—	$799.0	$668.3	$1,492.3	$1,667.2
Weighted Average Interest Rate	7.47%	—	—	—	5.79%	3.48%	4.78%
Other Variable Rate (non-US$)	58.9	—	—	—	—	—	58.9	58.9
Weighted Average Interest Rate	10.05%	—	—	—	—	—	10.05%
Total Debt Obligations (a)	$83.9	$—	$—	$—	$799.0	$668.3	$1,551.2	$1,726.1
Weighted Average Interest Rate	9.28%	—	—	—	5.79%	3.48%	4.98%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$48.1
Average Pay Rate	—	—	—	—	—	0.95%	0.95%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%
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
The following table provides information about our foreign currency derivative financial instruments outstanding as of September 30, 2012 and December 31, 2011. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	September 30, 2012		December 31, 2011
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$8.9	78.59	$9.0	77.85
Australian dollar	19.1	1.03	17.3	0.99
Russian ruble	18.1	31.06	6.5	32.48
Polish zloty	1.1	3.19	1.5	3.48
New Zealand dollar	—	—	1.1	0.76
	$47.2		$35.4

Estimated fair value	$0.2		$(0.4)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$39.2	1.31	$39.1	1.30

Estimated fair value	$(0.6)		$(0.3)

Foreign currency sold — put options:
Canadian dollar	$103.5	1.02	$83.2	0.99
Mexican peso	5.9	13.92	21.3	13.79
Australian dollar	60.4	0.99	50.9	1.01
Brazilian real	57.3	2.03	49.4	1.78
Euro	154.1	1.29	141.2	1.36
Korean won	5.7	1,146.25	21.3	1,143.10
Turkish lira	4.4	1.98	18.8	1.93
Polish zloty	2.2	3.44	8.8	3.41
Swiss franc	2.6	0.92	9.8	0.92
	$396.1		$404.7

Estimated fair value	$11.4		$26.3

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Further, management determined that, as of September 30, 2012, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.
PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
The following supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1 “Legal Proceedings” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012 and is limited to certain recent developments concerning our legal proceedings.
Clayworth v. Allergan, et al.
In August 2012, the Court of Appeal of the State of California affirmed the Superior Court's orders granting motions for summary judgment in favor of defendants. In September 2012, plaintiff filed a petition for rehearing with the Court of Appeal, which was denied. In October 2012, plaintiff filed a petition for review with the California Supreme Court seeking review of the Court of Appeal's decision affirming the Superior Court's granting of summary judgment.
Allergan, Inc. v. Cayman Chemical Company, et al.
In August 2012, Athena Cosmetics, Inc. filed a motion for reconsideration of the order granting partial summary judgment on our unfair competition claim and a motion to dismiss our unfair competition and false advertising claims, which were denied in October 2012. In September 2012, we entered into a settlement agreement with Peter Thomas Roth Labs, LLC.
Zymar® Patent Litigation
In October 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court for the District of Delaware's entry of judgment in favor of Apotex, Inc., or Apotex, which ruled that claim 7 of U.S. Patent No. 6,333,045, or the '045 patent, was invalid.
In October 2012, Lupin Limited, or Lupin, filed a motion for judgment on the pleadings in the U.S. District Court for the District of Delaware asserting that the claims of the '045 patent are invalid and not infringed.
In September 2012, the U.S. District Court for the District of Delaware granted Apotex's motion to dismiss our complaint against Apotex alleging that Apotex's product infringes the '045 patent pursuant to the USPTO's reexamination certificate. In October 2012, we, Senju Pharmaceutical Co., Ltd., or Senju, and Kyorin Pharmaceutical Co., Ltd., or Kyorin, filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit.
In September 2012, we, Senju, Kyorin, and Hi-Tech Pharmacal Co., Inc., or Hi-Tech, filed a stipulation of dismissal with prejudice of claims against Hi-Tech with respect to U.S. Patent No. 5,880,283, or the '283 patent, which was granted.
Combigan® Patent Litigation
In November 2012, the U.S. Court of Appeals for the Federal Circuit heard oral argument regarding the U.S. District Court for the Eastern District of Texas, Marshall Division's holding that U.S. Patent Nos. 7,030,149, 7,320,976, 7,323,463 and 7,642,258 are not invalid, are enforceable and infringed by defendants' proposed products.
In August 2012, Sandoz, Inc., or Sandoz, Alcon, Inc., Apotex, and Watson Pharmaceuticals, Inc., or Watson, filed a motion to stay proceedings pending the resolution of the appeal pending in the U.S. Court of Appeals for the Federal Circuit. In September 2012, the U.S. District Court for the Eastern District of Texas set jury selection for January 2014.
In October 2012, the Canadian appellate court heard oral argument regarding the Canadian Federal Court's ruling regarding Canadian Patent No. 2,440,764, or the '764 patent, and granting our application to prohibit approval of Apotex Canada Inc.'s generic product.
In September 2012, we received a Notice of Allegation letter from Cobalt Pharmaceuticals Company and The Watson Group, collectively, “Cobalt”, indicating that Cobalt had filed an ANDS under paragraphs 5(1)(b)(iii), 5(1)(b)(iv) and 5(3) of the Patented Medicines (Notice of Compliance) Regulations for approval of a generic form of Combigan® (DIN 02248347). In the letter, Cobalt contends that Canadian Patent Nos. 2,173,974, 2,225,626, or the '626 patent, 2,357,014, or the '014 patent, and the '764 patent are invalid and/or not infringed by the proposed Cobalt product. In October 2012, we filed a notice of application in the Canadian Federal Court alleging that Cobalt's proposed product infringes the '626 patent, the '014 patent and the '764 patent.

Sanctura XR® Patent Litigation
In September 2012, we, Endo Pharmaceuticals Solutions, Inc., and Supernus Pharmaceuticals, Inc., filed a petition for a writ of certiorari in the U.S. Supreme Court, which was denied in October 2012.
Latisse® Patent Litigation
On November 5, 2012, the U.S. District Court for the Middle District of North Carolina commenced a bench trial on U.S. Patent Nos. 7,351,404 and 7,388,029 in the Apotex, Sandoz, and Hi-Tech actions.
In August 2012, the U.S. District Court for the Middle District of North Carolina consolidated the Apotex, Sandoz, Hi-Tech, and Watson actions to the extent they relate to U.S. Patent Nos. 8,038,988 and 8,101,161.
Lumigan® 0.01% Patent Litigation
In August 2012, the U.S. District Court for the Eastern District of Texas consolidated the Watson, Hi-Tech, Sandoz, and Lupin actions. In September 2012, we and Watson filed a stipulation of dismissal without prejudice of our claims for infringement and declaratory judgment of infringement of U.S. Patent No. 5,688,819.
Zymaxid® Patent Litigation
In October 2012, Lupin filed a motion for judgment on the pleadings asserting that the claims of the '045 patent are invalid and not infringed.
In September 2012, we, Senju, Kyorin, and Hi-Tech filed a stipulation of dismissal with prejudice of claims against Hi-Tech with respect to the '283 patent, which was granted.
Stockholder Derivative Litigation
Louisiana Municipal Police Employees' Retirement System Action
In October 2012, the Supreme Court of Delaware scheduled oral argument before the Court en banc for February 5, 2013.
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

Item 1A.  Risk Factors
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as supplemented and amended by the risk factors previously disclosed by us in Part II, Item 1A “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses the purchases of our equity securities during the third fiscal quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2012 to July 31, 2012	901,695	$88.67	901,400	11,859,497
August 1, 2012 to August 31, 2012	934,120	85.45	931,748	11,312,372
September 1, 2012 to September 30, 2012	168,216	86.18	166,852	11,246,443
Total	2,004,031	$86.96	2,000,000	N/A
 ——————————

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At September 30, 2012, we held approximately 7.2 million treasury shares under this program. Effective July 1, 2012, our current

Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 4.0 million shares to be repurchased through December 31, 2012, certain quarterly maximum and minimum volume limits, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws. The difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs is due to shares of common stock withheld by us to satisfy tax withholding obligations related to vested employee restricted stock awards.

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

Date: November 6, 2012

ALLERGAN, INC.

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.'s Current Report on Form 8-K filed on October 7, 2008)

10.1	Second Amendment to Allergan, Inc. Pension Plan (Restated 2011)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101
The following financial statements from Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income; (iii) Unaudited Condensed Consolidated Balance Sheets; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements