Form 10-K
period 2012-12-31
ALLERGAN INC
filed 2013-02-26
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————————
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $27,885 million based on the closing sale price as reported on the New York Stock Exchange.
Common stock outstanding as of February 21, 2013 — 307,549,810 shares (including 9,466,332 shares held in treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on April 30, 2013, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

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
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. In 2012, our research and development expenditures were approximately 17.3% of our product net sales, or approximately $989.6 million. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions.
Our diversified business model includes products for which patients may be eligible for reimbursement and cash pay products that consumers pay for directly out-of-pocket. Based on internal information and assumptions, we estimate that in fiscal year 2012, approximately 62% of our product net sales were derived from reimbursable products and 38% of our product net sales were derived from cash pay products.
In the fourth quarter of 2012, we acquired SkinMedica, Inc., or SkinMedica, a privately held aesthetics skin care business, which includes a variety of aesthetic skin care products, for total consideration of approximately $348.3 million. The acquisition did not include the SkinMedica Colorescience aesthetic make-up business.
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

The following table sets forth, for the periods indicated, product net sales for each of our product lines within our specialty pharmaceuticals and medical devices segments, segment operating income for our specialty pharmaceuticals and medical devices segments, domestic and international sales as a percentage of total product net sales, and domestic and international long-lived assets:

	Year Ended December 31,
	2012	2011	2010
	(dollars in millions)
Specialty Pharmaceuticals Segment Product Net Sales by Product Line
Eye Care Pharmaceuticals	$2,692.2	$2,520.2	$2,262.0
Botox®/Neuromodulators	1,766.3	1,594.9	1,419.4
Skin Care	298.4	260.1	229.5
Urologics	27.7	56.8	62.5
Total Specialty Pharmaceuticals Segment Product Net Sales	$4,784.6	$4,432.0	$3,973.4

Medical Devices Segment Product Net Sales by Product Line
Breast Aesthetics	$377.1	$349.3	$319.1
Obesity Intervention	159.5	203.1	243.3
Facial Aesthetics	387.6	362.7	283.8
Total Medical Devices Segment Product Net Sales	$924.2	$915.1	$846.2

Specialty Pharmaceuticals Segment Operating Income (1)	$1,997.7	$1,763.3	$1,501.9
Medical Devices Segment Operating Income (1)	278.8	286.0	284.7

Consolidated Product Net Sales
Domestic	60.9%	60.2%	62.6%
International	39.1%	39.8%	37.4%

Consolidated Long-Lived Assets
Domestic	$3,718.6	$3,500.9	$3,222.4
International	650.2	617.5	688.1
 ——————————

(1)
Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, legal settlement expenses, impairment of intangible assets and related costs, restructuring charges, amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established company-defined criteria, operating income or expenses associated with our core business activities.

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
Dry Eye
Restasis® (cyclosporine ophthalmic emulsion) 0.05%, our best selling eye care product, is the largest prescription ophthalmic pharmaceutical by sales value in the United States and is the first, and currently the only, prescription eye drop to help increase tear production in cases where tear production may be reduced by inflammation due to chronic dry eye. Chronic dry eye is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of chronic dry eye increases markedly with age, after menopause in women and in people with systemic diseases. We launched Restasis® in the United States in 2003 and Restasis® is currently sold in approximately 40 countries.
Our artificial tears products, including Refresh® and Optive™ lubricant eye drops, treat dry eye symptoms including irritation and dryness due to pollution, computer use, aging and other causes. We launched Refresh® over 25 years ago and today our artificial tears product line includes a wide range of preserved and non-preserved drops as well as ointments to treat dry eye symptoms. In early 2012, we launched Refresh Optive™ Advanced lubricant eye drops in the United States and as Optive Plus® in some countries in Europe.
Glaucoma
Our Lumigan® (bimatoprost ophthalmic solution) product line is our second best selling eye care product line. Lumigan® 0.01% is a topical treatment indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension. Lumigan® 0.01% was approved in 2009 by Health Canada and in 2010 by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA. We currently sell Lumigan® 0.01% in the United States and it is approved in approximately 48 countries worldwide. The original formulation of Lumigan®, Lumigan® 0.03%, was approved by FDA in 2001 and EMA in 2002. We announced the discontinuation of this product in Canada in 2010 and ceased manufacturing Lumigan® 0.03% for the U.S. market in the fourth quarter of 2012. Senju Pharmaceutical Co., Ltd., or Senju, is responsible for the development and commercialization of Lumigan® in Japan pursuant to an exclusive licensing agreement.
Ganfort™ (bimatoprost/timolol maleate ophthalmic solution) is a bimatoprost and timolol maleate combination designed to treat glaucoma and ocular hypertension in patients who are not responsive to treatment with only one medication. We received a license from the EMA to market Ganfort™ in the European Union in 2006 and Ganfort™ is currently approved in approximately 67 countries.
Our Alphagan® (brimonidine tartrate ophthalmic solution) products are our third best selling eye care product line. Alphagan® P 0.1%, Alphagan® P 0.15% and Alphagan® P 0.2% are ophthalmic solutions that lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P 0.1% was approved by the FDA in 2005 and is a reformulation of Alphagan® P 0.15% and Alphagan® 0.2%. Alphagan® P 0.1% is currently approved in approximately 10 countries, Alphagan® P 0.15% is currently approved in approximately 50 countries and Alphagan® 0.2% is approved in approximately 70 countries. Alphagan® P 0.15% and Alphagan® 0.2% face generic competition in the United States and other parts of the world. Senju is responsible for the development and commercialization of our Alphagan® products in Japan pursuant to an exclusive licensing agreement between us and Kyorin Pharmaceuticals Co., Ltd., or Kyorin, that Kyorin subsequently sublicensed to Senju. In 2012, Senju received approval from the Japanese Ministry of Health, Labor and Welfare for Aiphagan® ophthalmic solution 0.1%, or Aiphagan®, for the reduction of intraocular pressure in patients with ocular hypertension or glaucoma.
Combigan® (brimonidine tartrate/timolol maleate ophthalmic solution) 0.2%/0.5% is a brimonidine and timolol combination designed to treat ocular hypertension in glaucoma patients who are not responsive to treatment with only one medication or need additional therapy. Combigan® was first approved in the European Union in 2005, approved by the FDA in 2007 and is currently approved in approximately 72 countries.
Inflammation
Acuvail® (ketorolac tromethamine ophthalmic solution) 0.45% is a nonsteroidal, anti-inflammatory indicated for the treatment of ocular pain and inflammation following cataract surgery that was approved by the FDA in 2009. Acular LS® (ketorolac ophthalmic solution) 0.4% is a nonsteroidal anti-inflammatory indicated to reduce ocular pain, burning and stinging following corneal refractive surgery. Acular LS®, approved by the FDA in 2003, is a reformulated version of Acular®. Acular® and Acular LS® face generic competition in the United States. Pred Forte® (prednisolone acetate ophthalmic suspension, USP) 1% is a topical steroid that was approved by the FDA over 35 years ago and faces generic competition in the United States.

Infection
Zymaxid® (gatifloxacin ophthalmic solution) 0.5%, approved by the FDA in 2010, is our next-generation anti-infective product indicated for the treatment of bacterial conjunctivitis.
Allergy
Lastacaft® (alcaftadine ophthalmic solution) 0.25%, approved by the FDA in 2010, is a topical allergy medication for the prevention and treatment of itching associated with allergic conjunctivitis. Lastacaft® 0.25% was first approved outside the United States by Brazil in 2011. We acquired the global license to manufacture and commercialize Lastacaft® in 2010 from Vistakon Pharmaceuticals, LLC, Janssen Pharmaceutica N.V. and Johnson & Johnson Vision Care Inc., or, collectively, Vistakon, and launched Lastacaft® in 2011.
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
Retinal Disease
Ozurdex® (dexamethasone intravitreal implant) 0.7 mg is a novel bioerodable formulation of dexamethasone in our proprietary Novadur® sustained-release drug delivery system that can be used to locally and directly administer medications to the retina. The FDA approved Ozurdex® in 2009 as the first drug therapy indicated for the treatment of macular edema associated with retinal vein occlusion, or RVO, and, in 2010, the EMA granted marketing authorization for Ozurdex® for RVO. Ozurdex® is currently approved for RVO in approximately 53 countries including Argentina, Brazil, Canada, India, Korea and Mexico. In 2010, the FDA approved Ozurdex® for the treatment of non-infectious uveitis affecting the posterior segment of the eye and, in 2011, the EMA granted marketing authorization for Ozurdex® for this additional indication. Ozurdex® is currently approved for uveitis in approximately 44 countries.
Neuromodulators
Botox®
Botox® (onabotulinumtoxinA) was first approved by the FDA in 1989 for the treatment of strabismus and blepharospasm, two eye muscle disorders, making it the first botulinum toxin type A product approved in the world. Since its first approval, Botox® has been approved by regulatory authorities worldwide as a treatment for approximately 26 unique indications in approximately 88 countries. Botox® Cosmetic was first approved for certain aesthetic uses in 2002. In addition to over 22 years of clinical experience, the safety and efficacy of Botox® have been well-established in approximately 65 randomized, placebo-controlled clinical trials and in approximately 15,000 patients treated with Botox® and Botox® Cosmetic in Allergan's clinical trials. Worldwide, approximately 35 million vials of Botox® and Botox® Cosmetic have been distributed and approximately 29 million treatment sessions have been performed in a span of 21 years (1989-2010). There have been approximately 2,300 articles on Botox® or Botox® Cosmetic in scientific and medical journals.

For the year ended December 31, 2012, therapeutic uses accounted for approximately 52% of Botox® total sales and aesthetic uses accounted for approximately 48% of Botox® total sales. Sales of Botox® represented approximately 31%, 30%, and 29% of our total consolidated product net sales in 2012, 2011 and 2010, respectively. In the fourth quarter of 2012, Botox® received a positive opinion from the Irish Medicines Board for the treatment of idiopathic overactive bladder with symptoms of urinary incontinence, urgency and frequency in adult patients who have an inadequate response to, or are intolerant of, anticholinergic medications. In the first quarter of 2013, the FDA approved Botox® for overactive bladder for patients who have an inadequate response to or are intolerant of anticholinergics.

Botox® is used therapeutically for the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms, as well for axillary hyperhydrosis and the prophylactic treatment of headaches in adults with chronic migraine. The currently-approved therapeutic indications for Botox® in the United States are as follows:

•	the prophylactic treatment of headaches in adult patients with chronic migraine (characterized by 15 or more days per month with a headache lasting four or more hours per day);

•	treatment of idiopathic overactive bladder in adults who have an inadequate response to or are intolerant of an anticholinergic medication;

•	treatment of urinary incontinence due to detrusor overactivity associated with a neurologic condition in adults who have an inadequate response to or are intolerant of an anticholinergic medication;

•	treatment of upper limb spasticity in adult patients;

•	treatment of cervical dystonia, or sustained contractions or spasms of muscles in the shoulders or neck, in adults, and associated neck pain;

•	treatment of severe axillary hyperhidrosis, or underarm sweating, in adults that is inadequately managed by topical agents;

•	treatment of blepharospasm , or the uncontrollable contraction of the eyelid muscles, associated with dystonia in people 12 years of age or older; and

•	treatment of strabismus, or misalignment of the eyes, in people 12 years of age and over.

Botox® is also available outside the United States for various indications. Botox® is now approved for the prophylactic treatment of adult chronic migraine in approximately 56 countries, including almost all countries in the European Union as well as Australia, Brazil, Canada, India, Korea and Russia. In 2012, the National Institute for Health and Clinical Excellence, or NICE, issued its Final Guidance authorizing Botox® to be used on the United Kingdom's National Health Service, or NHS, as prophylaxis against headache in adults with chronic migraine, specifically in patients who have not responded to at least three prior preventative treatments and whose condition is appropriately managed for medication overuse. Botox® has also been approved for the treatment of urinary incontinence due to detrusor overactivity associated with a neurologic condition in approximately 58 countries, including Argentina, Brazil, Canada, France, Germany, Russia, Spain and the United Kingdom. Botox® is also approved in many countries outside of the United States for treating hemifacial spasm, cervical dystonia, adult spasticity and spasticity associated with pediatric cerebral palsy.
We have licensed to GlaxoSmithKline, or GSK, our rights to develop and sell Botox® in Japan and China for all current and future therapeutic indications. Botox® was approved in Japan for equinus foot due to lower limb spasticity in juvenile cerebral palsy patients in 2009 and for the treatment of upper and lower limb spasticity in 2010. In 2012, Botox® was approved in Japan for the treatment of primary severe axillary hyperhidrosis.
Botox® Cosmetic
The FDA approved Botox® Cosmetic in 2002 for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Depending on the country of approval, this product is referred to as Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista®, and is administered in small injections to temporarily reduce the muscle activity that causes the formation of glabellar lines between the eyebrows that often develop during the aging process. Currently, over 75 countries have approved facial aesthetic indications for Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista®. Botox® is approved for upper facial lines in Australia, Canada, New Zealand, and certain countries in East Asia and Latin America. Botox® is approved for “crow's feet” facial lines in over 13 countries, including Australia, Canada, New Zealand and Singapore.
Skin Care
Our skin care products focus on the acne, psoriasis, physician-dispensed skin care and eyelash growth markets, particularly in the United States and Canada.
Aczone® (dapsone) gel 5% is approved for sale in both the United States and Canada and is indicated for the treatment of acne vulgaris in patients age 12 and older. We launched Aczone® in the United States in 2008, and in 2012 Aczone® became the most prescribed, branded topical acne treatment by dermatologists that is not a retinoid in the United States. In 2011, we outlicensed our Canadian rights to Aczone® to Biovail Laboratories International SRL, a subsidiary of Valeant Pharmaceuticals, Inc.
Tazorac® (tazarotene) gel is approved for sale in the United States for the treatment of mild to moderate acne and stable plaque psoriasis, a chronic skin disease characterized by dry red patches. We also market a cream formulation of Tazorac® in the United States for the topical treatment of acne and for the treatment of plaque psoriasis. In 2007, we entered into a strategic collaboration agreement with Stiefel Laboratories, Inc., which was acquired by GSK in 2009, to develop and market foam based products involving tazarotene for dermatological use worldwide. Since the Tazorac® patent expired in mid-2011, no generics have been launched in the United States and we believe that it is unlikely that Tazorac® will face generic competition for several years. This is due to FDA guidance regarding requirements for clinical bioequivalence for generic bioequivalence, separately both for psoriasis and acne.
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
The SkinMedica® family of products includes a variety of physician-dispensed, non-prescription aesthetic skin care products, including Lytera™, TNS (Tissue Nutrient Solution) and Vaniqa®. Lytera™ is a non-prescription, non-hydroquinone skin brightening product that minimizes the appearance of skin discoloration and dark spots. The TNS anti-aging non-prescription product line contains NouriCel®, a patented biotechnology derived enriched nutrient solution, and includes cleansing, toning, moisturizing, sun protection, acne, visible redness, lightening products and peels. Vaniqa® (eflornithine HCl) is a topical prescription cream used to reduce the growth of facial hair in women, which was approved by the FDA in 2000.
Urologics
Sanctura XR® is our once-daily anticholinergic for the treatment of overactive bladder, or OAB. Sanctura XR® was approved by the FDA in 2007 and Health Canada in 2010. In October 2012, a competitive generic version of Sanctura XR® was launched in the United States.
Medical Devices Segment
Breast Aesthetics
Our silicone gel and saline breast implants, consisting of a variety of shapes, sizes and textures, have been available to women for more than 30 years and are currently sold in approximately 75 countries for breast augmentation, revision and reconstructive surgery. Our breast implants consist of a silicone elastomer shell filled with either a saline solution or silicone gel with varying degrees of cohesivity. This shell can consist of either a smooth or textured surface. We market our breast implants and tissue expanders under the trade names Natrelle®, Inspira®, BRST™ and CUI™ and the trademarks BioCell®, MicroCell™ and BioDimensional®. We currently market over 1,000 breast implant product variations worldwide to meet our patients' preferences and needs. The Natrelle® 410 shaped silicone breast implants, which are designed to mimic the slope of the breast to deliver a subtle, non-augmented look, were approved by the FDA in the first quarter of 2013 and are also approved in Korea. Our Natrelle® line of round responsive implants were approved by the Japanese regulatory agency in 2012. We also sell a line of tissue expanders primarily for breast reconstruction and also as an aid to skin grafting to cover burn scars and correct birth defects.

Obesity Intervention
Lap-Band®
The Lap-Band® System is designed to provide minimally invasive long-term treatment of severe obesity and is used as an alternative to more invasive procedures such as gastric bypass or sleeve gastrectomy. The Lap-Band® System is an adjustable silicone band that is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach, which slows the passage of food and creates a sensation of fullness. The FDA approved the Lap-Band® System in 2001 to treat severe obesity in adults who have failed more conservative weight reduction alternatives. In 2007, we launched the Lap-Band AP® System, a next-generation of the Lap-Band® System. The Lap-Band AP® System has proprietary 360-degree Omniform® technology, which is designed to evenly distribute pressure throughout the band's adjustment range. In 2011, the FDA approved the expanded use of the Lap-Band® System for weight reduction in obese adults who have failed more conservative weight reduction alternatives and have a minimum Body Mass Index, or BMI, of 30 and at least one comorbid condition, such as type-2 diabetes or hypertension. The Lap-Band® System was previously only approved for adults with a BMI of at least 35 and at least one comorbid condition as well as adults with a BMI of at least 40.
Orbera®
The Orbera® Intragastric Balloon System is a non-surgical alternative for the treatment of overweight and obese adults that is approved for sale outside the United States in over 60 countries. The Orbera® System includes a silicone elastomer balloon that is filled with saline after transoral insertion into the patient's stomach to reduce stomach capacity and create an earlier sensation of fullness. The Orbera® System is removed endoscopically within six months after placement.
In the first quarter of 2013, we announced the completion of our previously disclosed review of strategic options for maximizing the value of our obesity intervention business, and have formally committed to pursue a sale of that business unit. We currently expect to execute a signed agreement to sell the obesity intervention business in the first half of 2013; however, we cannot assure any outcome or the timing of any outcome related to this process.

Facial Aesthetics
Our Juvéderm® dermal filler family of products are designed to improve facial appearance by smoothing wrinkles and folds using our proprietary Hylacross™ and Vycross™ technology.   This technology enables the delivery of a homogeneous gel-based hyaluronic acid. The FDA approved Juvéderm® Ultra and Ultra Plus in 2006 for the correction of moderate to severe wrinkles and folds. In 2010, the FDA approved Juvéderm® Ultra XC and Ultra Plus XC, each formulated with lidocaine, an anesthetic that alleviates pain during injections.
Outside the United States, we market various formulations of Juvéderm®, including Juvéderm Voluma™ for wrinkle and fold augmentation as well as volume deficits. In 2011, we launched Juvéderm Voluma™ with lidocaine in Europe and Canada. In October of 2011, Juvéderm Volift™ and Juvéderm Volbella™ were granted a CE mark in Europe.  The Juvéderm® dermal filler family of products are currently approved or registered in approximately 89 countries, including all major world markets with the exception of Japan and China where we are pursuing approvals.
International Operations
Our international sales represented 39.1%, 39.8% and 37.4% of our total consolidated product net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.
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
Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, group purchasing organizations, integrated direct hospital networks, ambulatory surgery centers, government purchasing agencies and medical practitioners. We also utilize distributors for our products in smaller international markets. We transferred back sales and marketing rights for our products from our distributors and established direct operations in Poland, Turkey and the Philippines in 2010, South Africa in 2011 and Russia in 2012.
As of December 31, 2012, we employed approximately 3,600 sales representatives throughout the world. U.S. sales, including manufacturing operations, represented 60.9%, 60.2% and 62.6% of our total consolidated product net sales in 2012, 2011 and 2010, respectively. Sales to Cardinal Health, Inc. for the years ended December 31, 2012, 2011 and 2010 were 14.3%, 14.1% and 13.1%, respectively, of our total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2012, 2011 and 2010 were 14.2%, 12.6% and 12.1%, respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total consolidated product net sales.
Research and Development
Our global research and development efforts currently focus on eye care, neurology, urology, skin care, and medical aesthetics. Our strategy includes developing innovative products to address unmet medical needs and conditions associated with aging, as well as chronic and debilitating diseases and conditions, and otherwise assisting patients in reaching life's potential. Our top priorities include furthering our leadership in ophthalmology, medical aesthetics and neuromodulators, identifying new potential compounds for sight-threatening diseases such as glaucoma, age-related macular degeneration and other retinal disorders and developing novel therapies for chronic dry eye, pain and genitourinary diseases as well as next-generation breast implants and dermal fillers.

We have a fully integrated research and development organization with in-house discovery programs, including medicinal chemistry, high-throughput screening and biological sciences. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. As of December 31, 2012, we had approximately 2,000 employees involved in our research and development efforts. Our research and development expenditures for 2012, 2011 and 2010 were approximately $989.6 million, $902.8 million and $804.6 million, respectively.
Some of our research and development highlights are described below, including acquisitions of compounds and products in development and progress under collaborations with third parties.
Ophthalmology. Our research and development efforts for the ophthalmic pharmaceuticals business continue to focus on new therapeutic products for retinal disease, glaucoma and chronic dry eye. In 2012, we significantly expanded our existing relationship with Molecular Partners AG by entering into two separate agreements to discover, develop, and commercialize proprietary therapeutic DARPin® products for the treatment of serious ophthalmic diseases. The first agreement is an exclusive license agreement for the design, development and commercialization of MP0260, a potent dual anti-VEGF-A/PDGF-B DARPin®, and its corresponding backups for the treatment of exudative age-related macular degeneration and related conditions. The second agreement is an exclusive discovery alliance agreement under which we will collaborate to design and develop DARPin® products against selected targets that are implicated in causing serious diseases of the eye. These agreements are in addition to the license agreement we entered into with Molecular Partners AG in 2011, pursuant to which we obtained exclusive global rights in the field of ophthalmology for MP0112, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases.
Neurology. We continue to invest heavily in the research and development of neuromodulators, including Botox® and Botox® Cosmetic. We are focused on expanding the number of country licenses for the approved indications for Botox®, including idiopathic overactive bladder, chronic migraine, adult movement disorders and juvenile cerebral palsy, while also pursuing next-generation neuromodulator-based therapeutics, including a targeted neuromodulator for use in post-herpetic neuralgia. In addition, we are further enhancing biologic process development and manufacturing. In 2011, the FDA and Health Canada approved our fully in vitro, cell-based assay for use in the stability and potency testing of Botox® and Botox® Cosmetic. In 2012, Allergan received positive opinions for this assay in Europe for Vistabel®, Vistabex® and Botox®.
In January 2013, we entered into a definitive merger agreement with MAP Pharmaceuticals, Inc., or MAP, whereby MAP will become our wholly owned subsidiary. While the acquisition of MAP is pending, we continue to collaborate with MAP pursuant to the collaboration agreement entered into in 2011, for the exclusive development and commercialization by us and MAP of Levadex® within the United States to neurologists for the acute treatment of migraine in adults, migraine in adolescents 12 to 18 years of age and other indications that may be approved. Levadex® is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine using MAP's proprietary Tempo® delivery system, which has completed Phase III clinical development for the treatment of acute migraine in adults and was accepted for filing by the FDA in November 2012.
Urology. We continue to collaborate with Serenity Pharmaceuticals, LLC, or Serenity, on the development and commercialization of Ser-120, an investigational drug in clinical development for the treatment of nocturia, a urological disorder in adults characterized by frequent urination at night time. Given positive Phase III data, we are currently funding a confirmatory Phase III trial. In 2012, we discontinued our studies related to the use of Botox® to treat benign prostatic hyperplasia. In the first quarter of 2013, we restructured our collaboration agreement related to apaziquone with Spectrum Pharmaceuticals, Inc., or Spectrum, pursuant to which Spectrum reacquired all rights from us under the collaboration agreement in exchange for agreeing to pay us a royalty on future net sales of specified products. Going forward, we will have no further obligations under the agreement to share development costs or perform any development, regulatory or other activities.
Dermatology. We continue to develop a novel compound to treat erythema associated with rosacea that we acquired in connection with our 2011 acquisition of Vicept Therapeutics, Inc.

Medical Devices. We continue to invest in the development of biodegradable silk-based scaffolds for use in soft tissue support and repair, including breast augmentation, revision and reconstruction, abdominal and general surgical applications. We invest in research and development around our Natrelle® and Inspira® line of products for breast augmentation and reconstruction, and our Juvéderm® family of dermal filler products. Juvéderm Voluma™ with lidocaine is currently under FDA review for correcting age-related mid-face volume deficit.
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
Patents, Trademarks and Licenses
We own, or have licenses under, numerous U.S. and foreign patents relating to our products, product uses and manufacturing processes. Our success depends on our ability to obtain patents or rights to patents, protect trade secrets and other proprietary technologies and processes, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks, service marks and other intellectual property rights. Upon the expiration or loss of patent protection for a product, we can lose a significant portion of sales of that product in a very short period of time as other companies manufacture and sell generic forms of our previously protected product without having to incur significant development or marketing costs.
Patents. With the exception of the U.S. and European patents relating to Lumigan® 0.01%, Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan®, Ganfort™, Ozurdex® and the U.S. patents relating to Restasis®, Lastacaft®, Latisse® and Azcone® no one patent or license is materially important to our specialty pharmaceuticals segment. The U.S. marketing exclusivity for Lumigan® 0.01% expires in August 2013. The U.S. patents covering Lumigan® 0.01% expire in 2014 and 2027 and the European patents expire in 2013, 2017 and 2026. The U.S. patents covering the commercial formulations of Alphagan® P 0.15%, and Alphagan® P 0.1% expire in 2022. The U.S. patents covering Combigan® expire in 2022 and 2023. The European patents covering Ganfort™ expire in 2013 and 2022. The U.S. patents covering Ozurdex® expire between 2020 and 2024 and the European patent expires in 2021. The U.S. patent covering Restasis® expires in 2014. The U.S. patent covering Lastacaft® expires in 2013 and a patent term extension is pending. The marketing exclusivity for Lastacaft® in the United States expires in July 2015. The U.S. patents covering Latisse® expire in 2022, 2023 and 2024 and the European patents covering Latisse® expire in 2013 and 2021. The U.S. patent covering Azcone® expires in 2016. Furthermore, we acquired certain patents material to the SkinMedica® business, including U.S. patents that cover the TNS product line, which expire in 2019, and the U.S. patent that covers the Lytera™ Skin Brightening Complex, which expires in 2032.
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
We also own or have rights to patents covering potential products in late-stage development pursuant to certain agreements with third parties described further below under “Licenses,” including, the U.S. patents covering Levadex® that expire in 2028 and Ser-120 that expire in 2024. We have exclusive rights in the ophthalmology field to exploit AGN 150998 and other DARPin® technology under issued patents in the United States, Canada, and Europe, and a patent application pending in Japan, which expire in 2021, with the exception of one of the U.S. patents, which expires in 2023. Molecular Partners AG also owns patent applications in several countries covering AGN 150998 (MP0112) and other DARPin® technology and has granted us an exclusive license to exploit that technology in the ophthalmology field.  The patents resulting from those applications, if issued, would expire from 2029 to 2033. For a discussion of the risks relating to late-stage development, please see Item 1A of Part I of this report, including “Risk Factors-Our development efforts may not result in products or indications approved for commercial sale.”
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
Licenses. We license certain intellectual property from third parties and are involved in various collaborative ventures to develop and commercialize products. Certain of these arrangements include, but are not limited to, the following:

•
a license agreement with Molecular Partners AG pursuant to which we obtained exclusive global rights in the field of ophthalmology for MP0112, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases;

•
an exclusive license agreement with Molecular Partners AG to design, develop and commercialize a potent dual anti-VEGF-A/PDGF-B DARPin® (MP0260) and its corresponding backups for the treatment of exudative age-related macular degeneration, or AMD, and related conditions;

•	an exclusive discovery alliance agreement with Molecular Partners AG to design and develop DARPin® products against selected targets that are implicated in causing serious diseases of the eye;

•
an exclusive license agreement with Serenity to develop and commercialize Ser-120, a nasally administered low dosage formulation of desmopressin currently in Phase III clinical trials for the treatment of nocturia; and

•
a license from Merck & Co., formerly Inspire Pharmaceuticals, Inc., pursuant to which we pay royalties based on our net sales of Restasis® and any other human ophthalmic formulations of cyclosporine owned or controlled by us.

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

•
an exclusive licensing agreement with Kyorin, which Kyorin subsequently sublicensed to Senju, pursuant to which Senju is responsible for the development and commercialization of our Alphagan® P products, including Aiphagan®, in Japan;

•	a royalty-bearing license to Merz Pharmaceuticals, or Merz, pursuant to which Merz pays royalties with regard to Xeomin® in many countries where we have issued or pending patents;

•	a royalty-bearing license to Alcon for brimonidine 0.15% in the United States; and

•	a royalty-bearing license to US WorldMeds with regard to MyoBloc®/Neurobloc®.

From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. In addition to the information provided above, please see Item 3 of Part I of this report, “Legal Proceedings,” for information concerning current litigation regarding our products and intellectual property.

Manufacturing
We manufacture the majority of our commercialized products in our own plants located at the following locations: Westport, Ireland; Waco, Texas; San José, Costa Rica; Pringy, France; and Guarulhos, Brazil. We also produce clinical and commercial supplies of biodegradable silk-based scaffolds at a leased facility in Massachusetts and human fibroblast material in an owned facility in Houston, Texas. We maintain sufficient manufacturing capacity at these facilities to support forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of expectations. We increase our capacity as required in anticipation of future sales increases. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or technology, supply of that product or technology could be negatively impacted until additional capacity is brought on line. Third parties manufacture a small number of commercialized products for us.
We are a vertically integrated producer of plastic parts and produce our own bottles, tips and caps for use in the manufacture of our ophthalmic solutions. Additionally, we ferment, purify and characterize the botulinum toxin used in our product Botox® and produce human fibroblast raw material for products associated with the 2012 acquisition of SkinMedica. We purchase all other active pharmaceutical ingredients, or API, from third parties as well as other significant raw materials and parts for medical devices from qualified domestic and international sources. Where practical, we maintain more than one supplier for each API and other materials, and we have an ongoing alternate program that identifies additional sources of key raw materials. However, in some cases, we are a niche purchaser and may only have a single source of supply. These sources are identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. In these cases, we maintain inventories of the raw material itself to mitigate the risk of interrupted supply. A lengthy interruption of the supply of one of these materials and parts for medical devices could adversely affect our ability to manufacture and supply commercial products. In addition, a small number of the raw materials required to manufacture certain of our products are derived from biological sources which could be subject to contamination and recall by their suppliers. We use multiple lots of these raw materials at any one time in order to mitigate such risks. However, a shortage, contamination or recall of these products could disrupt our ability to maintain an uninterrupted commercial supply of our finished goods.
Manufacturing facilities producing pharmaceutical and medical device products intended for distribution in the United States and internationally are subject to regulation and periodic review by the FDA, international regulatory authorities and European notified bodies for certain of our medical devices. All of our facilities are currently approved by the FDA, the relevant notified bodies or other foreign regulatory authorities to manufacture pharmaceuticals and medical devices for distribution in the United States and international markets. For a discussion of the risks relating to manufacturing and the use of third party manufacturers, see Item 1A of Part I of this report, including “Risk Factors - Disruptions in our supply chain or failure to adequately forecast product demand could result in significant delays or lost sales.”

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
Specialty Pharmaceuticals Segment
Eye Care Products
Our eye care pharmaceutical products face extensive competition from Alcon Laboratories, Inc./Novartis AG, Abbott Laboratories, Bausch & Lomb, Inc., Genentech/Hoffman La Roche AG, Merck & Co., Pfizer Inc., Regeneron Pharmaceuticals, Inc. and Santen Seiyaku. For our eye care products to be successful, we must be able to manufacture and effectively detail them to a sufficient number of eye care professionals such that they use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient's current treatment for glaucoma is effective and well tolerated.

We also face intense competition from generic drug manufacturers in the United States and internationally. The first generic of Alphagan® was approved by the FDA in 2003 and Alphagan® P 0.15% also faces generic competition in the United States. A generic form of Elestat® was first approved by the FDA in 2011 and Elestat® now faces generic competition in the United States. A generic form of Zymar® produced by Apotex Inc. was approved by the FDA in 2011, but a generic product has not been launched in the United States. Acular LS® and Acular® also face generic competition in the United States. In some cases, we also compete with generic versions of our competitors' products. For instance, Lumigan® now competes indirectly with generic versions of Pfizer's Xalatan® ophthalmic solution.

In recent years we have received paragraph 4 Hatch-Waxman Act certifications from various generic drug manufacturers, including but not limited to Excela PharmaSci, Inc., Apotex Inc., Barr Laboratories, Inc., Sandoz, Inc., Alcon Research, Ltd., Watson Laboratories, Inc., Lupin Limited and High-Tech Pharmacal Co., Inc., seeking FDA approval of generic forms of certain of our eye care products, including Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan®, Lumigan® 0.1%, Zymar® and Zymaxid®. We expect to continue to receive paragraph 4 Hatch-Waxman Act certifications from these and other companies challenging the validity of our patents.
Neuromodulators
Botox® was the only neuromodulator approved by the FDA until 2000, when the FDA approved Myobloc® (rimabotulinumtoxinB), a neuromodulator currently marketed by US WorldMeds. In 2009, the FDA approved Dysport® (abobotulinumtoxinA) for the treatment of cervical dystonia and glabellar lines, which is marketed by Ipsen Ltd., or Ipsen, and Valeant Pharmaceuticals International, Inc., or Valeant, which acquired Medicis Pharmaceutical Corporation in 2012. Since the approval of Dysport®, the FDA has required that all botulinum toxins marketed in the United States include a boxed warning regarding the symptoms associated with the spread of botulinum toxin beyond the injection site along with a medication guide which addresses the lack of interchangeability of botulinum toxin products. In 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport® in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L'Oréal Group, an exclusive development and marketing license for Dysport® for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In 2009, the health authorities of 15 European Union countries approved Dysport® for glabellar lines under the trade name Azzalure®. Health Canada approved Dysport for glabellar lines in 2012, but the product has not yet been launched. In 2011, Ipsen and Syntaxin engaged in a research collaboration agreement to develop native and engineered formats of botulinum neurotoxin. In 2012, Ipsen and Galderma broadened its existing relationship with Galderma related to Dysport® by renewing the sole distribution partnership in Brazil and Argentina, forming a new partnership in Australia and entering into a co-promotion agreement in South Korea.
In addition, Merz's botulinum toxin product Xeomin® is currently approved for therapeutic indications in most countries in the European Union as well as Canada and certain countries in Latin America and Asia. Xeomin® was approved by the FDA in 2010 for cervical dystonia and blepharospasm in adults previously treated with Botox®. In 2009, Merz received approval of Bocouture® (rebranded from Xeomin®) for glabellar lines in Germany. In 2010, Bocouture® was approved in significant markets within the European Union. Xeomin® is also approved for glabellar lines in Argentina and Mexico. In 2011, Xeomin® was approved for glabellar lines in the United States and Korea. In 2012, the U.S. District Court, after conducting a full trial, ruled that Merz Pharmaceuticals and Merz Aesthetics violated California's Uniform Trade Secrets Act and issued a permanent injunction against them for misappropriating our trade secrets. The injunction prohibited Merz from, among other things, selling or soliciting purchases of Xeomin® in the facial aesthetics market until January 9, 2013. The injunction, as subsequently amended, also prohibited Merz from selling or soliciting purchases, to certain customers, of its dermal fillers or Xeomin® in the therapeutic market until November 1, 2012. In 2012, Merz announced a partnership with Pierre Fabre related to the marketing of Glytone® whereby Merz acquired certain hyaluronic acid injectables used to reduce wrinkles.
Mentor Worldwide LLC, a division of Johnson & Johnson, or Mentor, is conducting clinical trials for a competing neuromodulator for glabellar lines in the United States and Johnson & Johnson has communicated that Mentor will file its Biologics License Application, or BLA, with the FDA in the fourth quarter of 2013 or later. In addition, Revance Therapeutics, Inc. is developing a topically applied botulinum toxin type A (BoNTA) for cosmetic and therapeutic indications, including lateral canthal lines and hyperhidrosis.
In addition, we are aware of competing neuromodulators currently being developed and commercialized in Asia, South America and other markets. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in 2006. The company, Medy-Tox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®. Neuronox® is marketed in Hong Kong, India , Thailand and other Asian markets. Meditoxin® is approved in several South American and African countries under various trade names. A Chinese entity, Lanzhou Biological Institute, received approval to market a botulinum toxin in China in 1997 under the trade name HengLi, and has launched its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America under several trade names. Another Korean company, Hugel Inc. markets Botulax for aesthetic use in Korea. These lightly regulated markets may not require adherence to the FDA's current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medicines Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While these products are unlikely to meet stringent U.S. regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than we can.
Skin Care Products
Our skin care products, including Aczone®, Tazorac®, Vivité®, Latisse® and the family of SkinMedica™ products, focus on the acne, psoriasis, physician-dispensed skin care and eyelash growth markets, particularly in the United States and Canada, and compete with many other skin care products from companies, including Galderma, Stiefel Laboratories, Inc., a division of GSK, Novartis AG, Obagi Medical Products, Inc., L'Oréal Group and Valeant Pharmaceuticals International, many of which have greater resources than us. We also compete with mass retail products that are designed to treat skin care issues similar to those for which our products are indicated. For example, Aczone® faces competition from several generic and over-the-counter products, which provide lower-priced options for the treatment of acne.
Urology
Our products for the treatment of OAB, Sanctura® and Sanctura XR®, compete with several other OAB treatment products, many of which have been on the market for a longer period of time, including Pfizer Inc.'s Detrol®, Detrol® LA and Toviaz™, Actavis Inc.'s Oxytrol® and Gelnique™, Warner Chilcott PLC's Enablex® and Astellas Pharma US, Inc.'s Vesicare® and Myrbetriq™ products and certain generic OAB products. We also face competition from generic urologic drug manufacturers in the United States and internationally. Sanctura® and Sanctura XR® face generic competition in the United States.

Medical Devices Segment
Breast Aesthetics
We compete in the U.S. breast implant market with Mentor and Sientra, Inc., or Sientra, a partner of Silimed. The conditions under which Mentor and Sientra are allowed to market silicone breast implants and tissue expanders in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor's or Sientra's breast products to ours or perceive that Mentor's or Sientra's breast products are safer than ours, our sales of breast products could materially suffer. Internationally, we compete with several manufacturers, including Mentor, Silimed, Eurosilicone, Nagor, Polytech and several Chinese implant manufacturers.
Obesity Intervention
Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, received FDA approval in 2007 to market its gastric band product, the Realize® Personalized Banding Solution, in the United States. The Realize® band competes with our Lap-Band® System. Outside the United States, the Lap-Band® System competes primarily with the Realize® band, Heliogast® by Helioscopie SA, Midband™ by Medical Innovation Development SAS, Soft Gastric Band by Agency for Medical Innovation, Bioring® by Cousin Biotech, MiniMizer Extra by Bariatric Solns and Adj Gastric Band by Silimed. No intragastric balloons for the treatment of obesity are commercially available in the United States. Outside the United States, our Orbera® products compete with other intragastric balloons made by Helioscopie, Silimed, Spatz FGIA and Endalis, in certain countries in the European Union, Latin America and/or Asia Pacific. In 2011, we discontinued our EasyBand™ Remote Adjustable Gastric Band System, which we had acquired in connection with our 2007 acquisition of EndoArt SA. In addition to competition within the gastric band industry, we also face competition from other bariatric procedures, including gastric bypass and sleeve gastrectomy.
Facial Aesthetics

Our facial products compete in the dermatology and plastic surgery markets with other hyaluronic acid fillers, as well as polymer/bioceramic-based injectables. Our fillers compete indirectly with substantially different procedures, such as laser treatments, face lifts, chemical peels, fat injections and botulinum toxin-based products. In addition, several companies are engaged in research and development activities examining the use of collagen, hyaluronic acids and other biomaterials for the correction of soft tissue defects. In the United States, our dermal filler products, including Juvéderm® Ultra and Ultra Plus, compete with Valeant's products Restylane® and Perlane™, which were approved by the FDA in 2004 and in 2007, respectively. In 2010, the FDA approved our Juvéderm® Ultra XC and Ultra Plus XC products containing lidocaine as well as new formulations of Restylane® and Perlane™ also containing lidocaine and Restylane® without lidocaine for lips.
Additional competitors in the filler category include Radiesse®, a calcium hydroxylapatite from Bioform, which received FDA approval in 2006 and was acquired by Merz in 2010, Sculptra® from Valeant Pharmaceuticals, Inc., and Belotero Balance® from Merz, which received FDA approval in 2011. Internationally, we compete with Q-Med's range of Restylane® and Perlane™

products, as well as products from Anteis, Filoraga, Teoxane, Valeant Pharmaceuticals, Inc. and a large number of other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers.
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
We must submit a New Drug Application, or NDA, for a new drug and a Biologics License Application, or BLA, for a biologic to the FDA, and the NDA or BLA must be reviewed and approved by the FDA before the drug or biologic may be legally marketed in the United States. To satisfy the criteria for approval, a NDA or BLA must demonstrate the safety and efficacy of the product based on results of preclinical studies and the three phases of clinical trials. Both NDAs and BLAs must also contain extensive manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facilities at which the drug or biologic is produced to assess compliance with the FDA's cGMPs prior to commercialization. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product, and we cannot be certain that any approvals for our products will be granted on a timely basis, or at all.
Once approved, the FDA may require post-marketing clinical studies, known as Phase IV studies, and surveillance programs to monitor the effect of approved products. The FDA may limit further marketing of the product based on the results of these post-market studies and programs. Further, any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, may require the submission and approval of a new or supplemental NDA or BLA before the modification is implemented, which may require that we develop additional data or conduct additional preclinical studies and clinical trials.
The manufacture and distribution of drugs and biologics are subject to continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences associated with the drug, and cGMPs, which regulate all aspects of the manufacturing process and impose certain procedural and documentation requirements. Drug and biologic manufacturers and their subcontractors are required to register their establishments, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with regulatory requirements. Further, the FDAAA, which went into law in 2007, provided the FDA with additional authority over post-marketing safety. The FDAAA permits the FDA to require sponsors to conduct post-approval clinical studies, to mandate labeling changes based on new safety information and to require sponsors to implement a Risk Evaluation and Mitigation Strategies, or REMS, program to carry out specified post-market safety measures. The FDA may require a sponsor to submit a REMS program before a product is approved, or after approval based on new safety information. A REMS program may include a medication guide, a patient package insert, a plan for communicating risks to health care providers or other elements that the FDA deems necessary to assure the safe use of the drug. If the manufacturer or distributor fails to comply with the statutory and regulatory requirements, or if safety concerns arise, the FDA may take legal or regulatory action, including civil or criminal penalties, suspension, withdrawal or delay in the issuance of approvals, or seizure or recall of products, any one or more of which could have a material adverse effect upon us.
The FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals and biologics, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities including internet marketing. The Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, requires the FDA to issue new guidance on permissible forms of internet and social medial promotion of regulated medical products, and the FDA may soon specify new restrictions on this type of promotion. Drugs and biologics can only be marketed for approved indications and in accordance with the labeling approved by the FDA. Failure to comply with these regulations can result in penalties, including the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal and state civil and criminal investigations and prosecutions. The FDA does not, however, regulate the behavior of physicians in their practice of medicine and choice of treatment. Physicians may prescribe (although manufacturers are not permitted to promote) legally available drugs and biologics for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties.
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
Internationally, the regulation of drugs is also complex. In Europe, our products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by the European Medicines Agency and national Ministries of Health. Particular emphasis is also being placed on more sophisticated and faster procedures for reporting adverse events to the competent authorities. The European Union procedures for the authorization of medicinal products are intended to improve the efficiency of operation of both the mutual recognition and centralized procedures to license medicines. Similar rules and regulations exist in all countries around the world. Additionally, new rules have been introduced or are under discussion in several areas, including the harmonization of clinical research laws and the laws relating to orphan drugs and orphan indications. For example, in 2012, the European Commission adopted a proposal intended to replace the current European Union Clinical Trials Directive which includes reforms for streamlining clinical trial oversight among the European Member States. Outside the United States, reimbursement pricing is typically regulated by government agencies.
The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Legislation passed in recent years has imposed certain changes to the way in which pharmaceuticals, including our products, are covered and reimbursed in the United States. For instance, federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, and have imposed significant revisions to the Medicaid Drug Rebate Program. The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, imposes additional changes to these programs. The estimated pre-tax equivalent cost of rebates and excise taxes to us under PPACA was approximately $114 million in 2012. There also is political pressure to allow the importation of pharmaceutical and medical device products from outside the United States. Reimbursement restrictions or other price reductions or controls or imports of pharmaceutical or medical device products from outside of the United States could materially and adversely affect our revenues and financial condition. Additionally, price reductions and rebates have recently been mandated in several European countries, principally Germany, Italy, Spain, the United Kingdom, Turkey and Greece as well as in Korea and cost Allergan an estimated $36 million in 2012. Certain products are also no longer eligible for reimbursement in France, Italy and Germany. Reference pricing is used in several markets around the world to reduce prices. Furthermore, parallel trade within the European Union, whereby products flow from relatively low-priced to high-priced markets, has been increasing. Spain removed government reimbursement for artificial tears products in September 2012.
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
Our medical device products are subject to extensive regulation by the FDA in the United States. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance or a Premarket Approval Application, or PMA, in accordance with the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose a lower risk are placed in either Class I or Class II, which may require the manufacturer to submit to the FDA a premarket notification under Section 510(k) of the FFDCA requesting permission for commercial distribution. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. In general, a Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA application, and any changes to the device must be reviewed and approved by the FDA. The majority of our medical device products, including our breast implants, are regulated as Class III medical devices. Under new changes instituted by FDASIA, the FDA may now change the classification of a medical device by administrative order instead of by regulation. Although the revised process is simpler, the FDA must still publish a proposed order in the Federal Register, hold a device classification panel meeting, and consider comments from affected stakeholders before issuing the reclassification order.
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
In response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. These actions include new guidance to industry on when clinical data should be included in a premarket submission, pre-submission interactions with the FDA, the process for appeals of device approval decisions, and the “de novo” classification process for novel low-risk devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of FDASIA, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-approval. We cannot predict the impact that these regulatory actions and the FDA's forthcoming guidance will have on the clearance of any new or modified medical device products that are currently pending FDA review or that we may develop in the future.
A PMA application must be submitted if the device is not exempt or cannot be cleared through the 510(k) process. The PMA process is much more demanding than the 510(k) clearance process. A PMA application must be supported by extensive information, including data from preclinical and clinical trials, sufficient to demonstrate to the FDA's satisfaction that the device is safe and effective for its intended use. The FDA, by statute and regulation, has 180 days to review and accept a PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. The FDA may also convene an advisory panel of experts outside the FDA to review and evaluate the PMA application and provide recommendations to the FDA as to the approvability of the device. New PMA applications or supplemental PMA applications are required for significant modifications to the manufacturing process, labeling and design of a medical device that is approved through the PMA process. PMA supplements require information to support the changes and may include clinical data.
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

Once a device is approved, the manufacture and distribution of the device remains subject to continuing regulation by the FDA, including Quality System Regulation requirements, which involve design, testing, control, documentation and other quality assurance procedures during the manufacturing process. Medical device manufacturers and their subcontractors are required to register their establishments and list their manufactured devices with the FDA, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with regulatory requirements. Manufacturers must also report to the FDA if their devices may have caused or contributed to a death or serious injury or malfunctioned in a way that could likely cause or contribute to a death or serious injury, or if the manufacturer conducts a field correction or product recall or removal to reduce a risk to health posed by a device or to remedy a violation of the FFDCA that may present a health risk. Further, the FDA continues to regulate device labeling, and prohibits the promotion of products for unapproved or “off-label” uses along with other labeling restrictions. If a manufacturer or distributor fails to comply with any of these regulatory requirements, or if safety concerns with a device arise, the FDA may take legal or regulatory action, including civil or criminal penalties, suspension, withdrawal or delay in the issuance of approvals, or seizure or recall of products, any one or more of which could have a material adverse effect upon us.
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
Products that are marketed in the European Union must comply with the requirements of the Medical Device Directive, or MDD, as implemented in the national legislation of the European Union member states. The MDD, as implemented, provides for a regulatory regime with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the European Union are safe and effective for their intended uses. Medical devices that comply with the MDD, as implemented, are entitled to bear a CE marking and may be marketed in the European Union. Following a highly publicized incident surrounding a French breast implant company that was discovered in late 2011 to be using unapproved industrial grade silicone in its implants, the European Union is considering more onerous device registration and surveillance regulations. Medical device laws and regulations similar to those described above are also in effect in many of the other countries to which we export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries.
Medical devices are also subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Governments may delay reimbursement decisions after a device has been approved by the appropriate regulatory agency, impose rebate obligations or restrict patient access. PPACA also imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over ten years. This significant increase in the tax burden on the medical device industry could have an adverse impact on our results of operations and our cash flows. Although efforts are currently underway to repeal the tax, we cannot predict whether these efforts will be successful. We expect that current health care reform measures such as PPACA and those that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.
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
The Physician Payment Sunshine Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties. Manufacturers will be required to begin data collection on August 1, 2013 and report such data to CMS by March 31, 2014.
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

Our global activities are subject to the U.S. Foreign Corrupt Practices Act, the FCPA, the United Kingdom's Bribery Act of 2010, the UK Bribery Act, and other countries' anti-bribery laws that have been enacted in support of the Organization for Economic Cooperation and Development's Anti-Bribery Convention. These laws generally prohibit companies and their intermediaries from offering, promising, authorizing or providing payments or anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or securing any other improper advantage. The UK Bribery Act also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. Companies have the burden of proving that they have adequate procedures in place to prevent bribery. The enforcement of such laws in the U.S. and elsewhere has increased dramatically in the past few years, and authorities have indicated that the pharmaceutical and medical device industry will be a significant focus for enforcement efforts. Although we have policies and procedures in place to ensure that we, our employees and our agents comply with the FCPA, the UK Bribery Act and related laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA, the UK Bribery Act or related laws for actions taken by our agents, employees and intermediaries with respect to our business. For a discussion of the risks relating to the failure to comply with the FCPA, the UK Bribery Act or related laws, see Item 1A of Part I of this report, including “Risk Factors — We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws.”
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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
Further, President Obama's proposed budget for 2013 and certain proposed legislation would require drug manufacturers to pay to the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. These proposals would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries (i.e., those who are eligible for both the Medicare and Medicaid programs). At this time, the extent to which these proposals will affect our business remains unclear, but we expect that health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.
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
Seasonality
Our business, both taken as a whole and by our business segments, is not materially affected by seasonal factors, although we have noticed a historical trend with respect to sales of our aesthetics products, including our breast aesthetics and Botox® Cosmetic. Sales of our aesthetics products have tended to be marginally higher during the second and fourth quarters, presumably in advance of the summer vacation and holiday seasons. Fluctuations of our sales are also impacted by the effect of promotions, which cause non-seasonal variability in sales trends.
Employee Relations
At December 31, 2012, we employed approximately 10,800 persons throughout the world, including approximately 5,100 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally good.

Executive Officers
Our executive officers and their ages as of February 26, 2013 are as follows:

Name	Age	Principal Positions with Allergan
David E.I. Pyott	59	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
James F. Barlow	54	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Raymond H. Diradoorian	55	Executive Vice President, Global Technical Operations
Jeffrey L. Edwards	52	Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)
David J. Endicott	48	Corporate Vice President, and President Allergan Medical, Asia Pacific and Latin America
Julian S. Gangolli	55	Corporate Vice President and President, North America
Douglas S. Ingram	50	Executive Vice President and President, Europe, Africa and Middle East
Arnold A. Pinkston	54	Executive Vice President, General Counsel and Assistant Secretary
Scott D. Sherman	47	Executive Vice President, Human Resources
Scott M. Whitcup, M.D.	53	Executive Vice President, Research & Development, Chief Scientific Officer
Officers are appointed by and hold office at the pleasure of the board of directors.
Mr. Pyott has been Allergan's Chief Executive Officer since January 1998 and in 2001 became the Chairman of the Board. Mr. Pyott also served as Allergan's President from January 1998 until February 2006, and again beginning March 2011. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG, a publicly-traded company focused on the research and development of products to protect and improve health and well-being, from 1995 until December 1997. From 1992 to 1995, Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota, a predecessor to Novartis, and General Manager of Sandoz Nutrition, Barcelona, Spain, from 1990 to 1992. Prior to that, Mr. Pyott held various positions within the Sandoz Nutrition group from 1980. Mr. Pyott is also a member of the board of directors of Avery Dennison Corporation, a publicly-traded company focused on pressure-sensitive technology and self-adhesive solutions, where he serves as the lead independent director, and Edwards Lifesciences Corporation, a publicly-traded company focused on products and technologies to treat advanced cardiovascular diseases. Mr. Pyott is a member of the Directors' Board of The Paul Merage School of Business at the University of California, Irvine (UCI). Mr. Pyott serves on the board and Executive Committee of the Biotechnology Industry Organization and is Chairman of the board of the California Healthcare Institute. Mr. Pyott also serves as a member of the board of the Pan-American Ophthalmological Foundation, the International Council of Ophthalmology Foundation and as a member of the Advisory Board for the Foundation of The American Academy of Ophthalmology. Mr. Pyott also serves as a Vice Chairman of the Board of Trustees of Chapman University.
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

Mr. Endicott has been Corporate Vice President and President, Allergan Medical, Asia Pacific and Latin America since April 2011 and served as Corporate Vice President and President, Allergan Medical since August 2010. Prior to that, he served as Corporate Vice President and President, Europe, Africa and Middle East from October 2004 to August 2010 and managed the expansion of Allergan's business internationally, including our entry into new markets such as Turkey and Poland. Mr. Endicott served as Senior Vice President, U.S. Specialty Pharmaceuticals from January 2004 to October 2004, Vice President and General Manager of Canada from February 2000 to December 2003 and Vice President of U.S. Managed Markets since 1998. Prior to that, Mr. Endicott served various roles at Allergan since joining us in 1986. Mr. Endicott holds an undergraduate degree in Chemistry from Whitman College, an MBA from the University of Southern California and is a graduate of the Advanced Management Program at the Harvard Business School. Mr. Endicott serves on the board of directors of Orexigen Therapeutics, Inc., a publicly-traded company.
Mr. Gangolli has been Corporate Vice President and President, North America since January 2004.  Mr. Gangolli served as Senior Vice President, U.S. Eye Care from July 1998 to January 2004.  Prior to joining Allergan, Mr. Gangolli served as Vice President, Sales and Marketing of VIVUS, Inc., a publicly-traded biopharmaceutical company, from 1994 to 1998, where he was responsible for facilitating the successful transition of the company from a research and development start-up into a niche pharmaceutical company. Prior to that, Mr. Gangolli served in a number of increasingly senior marketing roles in the UK, Global Strategic Marketing and in the US for Syntex Pharmaceuticals, Inc., a multinational pharmaceutical company. Mr. Gangolli began his career in pharmaceutical sales and marketing with Ortho-Cilag Pharmaceuticals, Ltd. a UK subsidiary of Johnson & Johnson. Mr. Gangolli received a BSc (Honors) in Applied Chemistry and Business Studies from Kingston Polytechnic in England.
Mr. Ingram has been Executive Vice President and President, Europe, Africa and Middle East since August 2010. Prior to that, he served as Executive Vice President, Chief Administrative Officer, and Secretary from October 2006 to July 2010 and led Allergan's Global Legal Affairs, Compliance, Internal Audit and Internal Controls, Human Resources, Regulatory Affairs and Safety, and Global Corporate Affairs and Public Relations departments. Mr. Ingram also served as General Counsel from January 2001 to June 2009 and as Secretary and Chief Ethics Officer from July 2001 to July 2010. During that time, he served as Executive Vice President from October 2003 to October 2006, as Corporate Vice President from July 2001 to October 2003 and as Senior Vice President from January 2001 to July 2001. Prior to that, Mr. Ingram was Associate General Counsel and Assistant Secretary from 1998 and joined Allergan in 1996 as Senior Attorney and Chief Litigation Counsel. Prior to joining Allergan, Mr. Ingram was an attorney at Gibson, Dunn & Crutcher LLP from 1988 to 1996. Mr. Ingram received his Juris Doctorate from the University of Arizona in 1988, graduating summa cum laude and Order of the Coif.
Mr. Pinkston joined Allergan as Executive Vice President, General Counsel and Assistant Secretary in October 2011 with over 25 years of experience managing legal affairs. Prior to joining Allergan, Mr. Pinkston served as the Senior Vice President, General Counsel and Secretary of Beckman Coulter, Inc. from 2005 through the company's sale to Danaher Corporation in June 2011. While at Beckman Coulter, Mr. Pinkston was responsible for all aspects of the company's global legal affairs as well as the company's compliance program, corporate social responsibility program, internal audit department and knowledge resources. Prior to joining Beckman Coulter, Mr. Pinkston held various positions at Eli Lilly and Company from 1999 through 2005, including serving as deputy general counsel responsible for the legal affairs of Lilly USA. Mr. Pinkston served as general counsel of PCS Health Systems from 1994 to 1999 after working for McKesson Corporation and beginning his legal career as an attorney with Orrick, Herrington & Sutcliffe. Mr. Pinkston received a Bachelor's Degree in Geophysics from Yale College and a Juris Doctor degree from Yale Law School.
Mr. Sherman joined Allergan as Executive Vice President, Human Resources in September 2010 with more than fifteen years of human resources leadership experience. Prior to joining Allergan, Mr. Sherman worked at Medtronic, Inc., a global medical device company, from August 1995 to September 2010 in roles of increasing complexity and responsibility. From April 2009 until September 2010, Mr. Sherman served as Medtronic's Vice President, Global Total Rewards and Human Resources Operations, where he was responsible for global compensation and benefits programs, and served as Secretary to the Compensation Committee of Medtronic's Board of Directors. Mr. Sherman lived in Europe from August 2005 until April 2009 and served as Vice-President, International Human Resources (May 2008 - April 2009) and Vice-President, Human Resources-Europe, Emerging Markets and Canada (August 2005 - May 2008). Prior to these assignments, Mr. Sherman held a series of other positions at Medtronic including Vice President, Human Resources-Diabetes (January 2002 - July 2005). Prior to joining Medtronic, Mr. Sherman held various positions in the Human Resources and Sales organizations at Exxon Corporation from 1990 to 1995.
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
We also expect to face increasing competition from biosimilar products. Recent U.S. healthcare reform legislation included an abbreviated regulatory pathway for the approval of biosimilars. As a result, we anticipate increasing competition from biosimilars in the future. Title VII of the PPACA and the Biologics Price Competition and Innovation Act of 2009, or BPCIA, create a new licensure framework for biosimilar products, and the FDA issued draft guidance in early 2012, which could ultimately subject our biologic products, including Botox®, to competition. Previously, there had been no licensure pathway for such a follow-on product. Further, Congress recently authorized user fee programs for both generic drugs and biosimilars in the FDASIA. The availability of industry user fees obtained through these new programs may facilitate biosimilar product development and faster approvals of both generic drugs and biosimilars. While we do not anticipate that the FDA will license a biosimilar of Botox® for several years, we cannot guarantee that our biologic products such as Botox® will not eventually become subject to direct competition by a licensed biosimilar.
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
From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to our products. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program and, in the first quarter of 2011, announced numerous actions that are intended to reform the review process governing the clearance of medical devices. In addition, as part of FDASIA, Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect medical device regulation both pre- and post-approval. It is possible that the FDA or other governmental authorities will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market and distribute existing products.
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
After our products receive regulatory approval or clearance, we, and our direct and indirect suppliers, remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. For example, the FDA conducts ongoing inspections to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with the cGMPs, the Quality System Regulation, or QSR, and other FDA regulations. Adverse findings during regulatory inspections may result in the implementation of REMS programs, completion of government mandated post-marketing clinical studies, and government enforcement action relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls noted above.

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
The interruption of our manufacturing processes could adversely affect our ability to manufacture or sell many of our products. We manufacture certain products, including Botox®, Restasis®, breast aesthetics and our Juvéderm® dermal filler family of products, at a single facility or a single site. Therefore, a significant disruptive event, including a fire or natural disaster, at certain manufacturing facilities or sites could materially and adversely affect our business and results of operations. In the event of a disruption, we may need to build or locate replacement facilities as well as seek and obtain the necessary regulatory approvals for these facilities. Accordingly, we may experience substantial production delays, and, if our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all.
The loss of a material supplier could also significantly disrupt our business. In some cases, we obtain components or chemicals used in certain of our products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA's QSR, cGMPs or other applicable laws, obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which we could lose sales.
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
We are also subject to adverse event reporting regulations that require us to report to the FDA or similar bodies in other countries if our products are associated with a death or serious injury, even if there is no available evidence of a causal relationship between the adverse event and the product. Such reports may be publicly released by the FDA and other authorities. For instance, the FDA maintains a public database, known as the Manufacturer and User Facility Device Experience, or MAUDE, that posts reports of adverse events involving medical devices. The submission of an adverse event report for a pharmaceutical or medical device product to the FDA and its public release on MAUDE, or other public database, does not, by regulation, reflect a conclusion by us or the FDA that the product caused or contributed to the adverse event. However, as part of our post-marketing pharmacovigilance program, we routinely monitor the adverse event reports we receive to identify potential safety issues, known as signals, that may require us to take action with respect to the product, such as a recall or other market action, or to amend our labeling to add the adverse reaction or a new warning or contraindication. The FDA and other regulatory authorities also monitor adverse event reports to identify safety signals, and may take action in connection with that monitoring, including the imposition on us of additional regulatory controls, such as REMS programs and the performance of costly post-approval clinical studies or revisions to our approved labeling, which requirements could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. We cannot assure you that the FDA will agree with our assessments of whether a safety signal exists for one of our products. Furthermore, any adverse publicity associated with adverse events for our products, and related post-marketing actions, could cause consumers to seek alternatives to our products, and thereby cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the adverse event.
We are subject to complex government healthcare legislation and reimbursement programs, as well as other cost-containment pressures.
Many of our products are purchased or reimbursed by federal and state government authorities, private health insurers and other organizations, including heath maintenance and managed care organizations. These third-party payors increasingly challenge pharmaceutical and medical device product pricing, which could result in lower reimbursement rates and a reduction in demand for our products.
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

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.
Individual states have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Furthermore, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical and medical device products and which suppliers will be included in their prescription drug and other healthcare programs. Any legally mandated price controls or utilization of bidding procedures could negatively and materially impact our revenues, results of operations and financial condition.
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
The Physician Payment Sunshine Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties. Manufacturers will be required to begin data collection on August 1, 2013 and report such data to CMS by March 31, 2014.
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, including reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates and engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses.
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
We are subject to the FCPA which generally prohibits companies and their intermediaries from making payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the UK Bribery Act, which went into effect in the third quarter of 2011, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and related laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or related laws for actions taken by our agents, employees and intermediaries with respect to our business. Failure to comply with the FCPA or related laws governing the conduct of business with foreign government entities could disrupt our business and lead to severe criminal and civil penalties, including criminal and civil fines, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products and exclusion from participation in government healthcare programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, any of which could have a material adverse impact on our business, financial condition, results of operations and liquidity. We could also be adversely affected by any allegation that we violated such laws.
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

•	counterparties may not perform their obligations as expected;

•	we could become involved in disputes with counterparties, which could lead to delays or termination of the collaborations and time-consuming and expensive litigation or arbitration; and

•	counterparties can terminate the collaboration agreement under certain circumstances.
Acquisitions of technologies, products, and businesses or the sale of our assets could disrupt our business, involve increased expenses and present risks not contemplated at the time of the transactions.
We regularly consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products acquired, some of which may result in significant charges to earnings. Issues that must be addressed in acquiring and integrating the acquired technologies, products and businesses into our own include:

•	conforming standards, controls, procedures and policies, operating divisions, business cultures and compensation structures;

•	retaining key employees;

•	retaining existing customers and attracting new customers;

•	consolidating operational infrastructure, including information technology, accounting systems and administration;

•	mitigating the risk of unknown liabilities; and

•	managing tax costs or inefficiencies associated with integrating operations.

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

We may not complete acquisitions in a timely manner, on a cost-effective basis, or at all, which could cause the market value of our common stock to decline. The failure to consummate an acquisition may be caused by, among other reasons, occurrence of a material adverse change of the company we propose to acquire or an order to restrain, enjoin or prohibit the transaction is made by a court or other governmental entity.
As part of our business strategy, we may also sell some of our assets. There can be no assurance that any such sale will be completed in a timely manner, on a cost-effective basis, on terms favorable to us, or at all. The sale of assets typically entails numerous potential risks, including:

•	diversion of resources and management's attention from the operation of the business;

•	loss of key employees following such a transaction;

•	insufficient proceeds to offset transaction related expenses;

•	negative effects on our reported results of operations from disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets; and

•	damage to our existing customer and supplier relationships.
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

In addition, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include, among other things:

•	reductions in the reimbursement amounts we receive for our products from foreign governments and foreign insurance providers;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	adverse changes in trade protection measures, including tariffs and export license requirements; and

•
difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as U.S. laws applicable to U.S. companies with foreign operations, such as export laws and the FCPA.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.
We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in our interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending. In that regard, there have been a number of recent proposals, including by Congress and the Treasury as well as various government appointed and outside commissions, that could substantially impact the U.S. taxation of U.S. based multinational corporations such as Allergan. In addition, certain U.S. federal income tax provisions, including a research and development tax credit that provides a tax benefit on certain research and development expenditures, are currently scheduled to expire at the end of 2013, and it is unclear whether Congress will extend the applicability of such provisions into future years. The permanent loss of the research and development tax credit would adversely affect our effective tax rate and our profitability.

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
Failure to retain, motivate and recruit executives and other key employees may negatively affect our business.
We must continue to retain, motivate and recruit executives and other key employees. A failure by us to retain and motivate executives and other key employees could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our operations are conducted in owned and leased facilities located throughout the world. We believe our present facilities are adequate for our current needs. Our headquarters and primary administrative and research facilities, which we own, are located in Irvine, California. We own and lease additional facilities in California to provide administrative, research and raw material support, manufacturing, warehousing and distribution. We own two facilities in Texas for manufacturing and warehousing. We produce clinical and commercial supplies of biodegradable silk-based scaffolds at a leased facility in Massachusetts. In 2012, we opened a new leased research and development facility in Bridgewater, New Jersey and a leased commercial administrative center in Austin, Texas.
Outside of the United States, we own, lease and operate various facilities for manufacturing and warehousing. Those facilities are located in Brazil, Costa Rica, France and Ireland. Other material facilities include leased facilities for administration in Australia, Brazil, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Singapore, Spain and the United Kingdom.

Item 3.    Legal Proceedings
Certain of the legal proceedings in which we are involved are discussed in Note 12, "Commitments and Contingencies," to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are hereby incorporated by reference.

Item 4.     Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table shows the quarterly price range of our common stock and the cash dividends declared per share of common stock during the periods listed.

	2012			2011
Calendar Quarter	Low	High	Div.	Low	High	Div.
First	$84.30	$96.39	$0.05	$68.03	$76.00	$0.05
Second	87.69	97.09	0.05	71.75	85.74	0.05
Third	81.28	95.75	0.05	69.40	85.92	0.05
Fourth	86.51	95.44	0.05	77.71	89.25	0.05
Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.”
The approximate number of stockholders of record of our common stock was 4,786 as of February 15, 2013.
On February 1, 2013, our Board of Directors declared a cash dividend of $0.05 per share, payable March 21, 2013 to stockholders of record on February 28, 2013.
Securities Authorized for Issuance Under Equity Compensation Plans
The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.
Issuer Purchases of Equity Securities
The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2012 to October 31, 2012	648,207	$92.25	628,800	11,366,036
November 1, 2012 to November 30, 2012	607,906	90.52	607,700	11,458,504
December 1, 2012 to December 31, 2012	763,853	92.33	763,500	11,186,243
Total	2,019,966	$91.76	2,000,000	N/A
 ——————————

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2012, we held approximately 7.2 million treasury shares under this program. Effective January 1, 2013, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 6.0 million shares to be repurchased through March 31, 2013, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws. The difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs is due to shares of common stock withheld by us to satisfy tax withholding obligations related to vested employee restricted stock awards.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Summary of Operations
Product net sales	$5,708.8	$5,347.1	$4,819.6	$4,447.6	$4,339.7
Other revenues	97.3	72.0	99.8	56.0	63.7
Total revenues	5,806.1	5,419.1	4,919.4	4,503.6	4,403.4
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	775.5	748.7	722.0	750.9	761.2
Selling, general and administrative	2,268.4	2,246.6	2,017.6	1,921.5	1,856.1
Research and development	989.6	902.8	804.6	706.0	797.9
Amortization of intangible assets	131.3	127.6	138.0	146.3	150.9
Legal settlement	—	—	609.2	—	—
Impairment of intangible assets and related costs	22.3	23.7	369.1	—	—
Restructuring charges	5.7	4.6	0.3	50.9	41.3
Operating income	1,613.3	1,365.1	258.6	928.0	796.0
Non-operating expense	(80.0)	(65.4)	(87.8)	(79.5)	(33.8)
Earnings before income taxes	1,533.3	1,299.7	170.8	848.5	762.2
Net earnings	1,102.5	938.1	4.9	623.8	564.7
Net earnings attributable to noncontrolling interest	3.7	3.6	4.3	2.5	1.6
Net earnings attributable to Allergan, Inc.	$1,098.8	$934.5	$0.6	$621.3	$563.1

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$3.64	$3.07	$0.00	$2.05	$1.85
Diluted	$3.58	$3.01	$0.00	$2.03	$1.84

Cash dividends per share	$0.20	$0.20	$0.20	$0.20	$0.20

Financial Position
Current assets	$4,458.8	$4,048.3	$3,993.7	$3,106.3	$2,270.6
Working capital	3,363.6	3,093.3	2,465.3	2,294.7	1,573.6
Total assets	9,179.3	8,508.6	8,308.1	7,536.6	6,791.8
Long-term debt, excluding current portion	1,512.4	1,515.4	1,534.2	1,491.3	1,570.5
Total stockholders’ equity	5,837.1	5,309.6	4,757.7	4,822.8	4,050.7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This financial review presents our operating results for each of the three years in the period ended December 31, 2012, and our financial condition at December 31, 2012. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

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
We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $4.4 million and $4.5 million at December 31, 2012 and 2011, respectively. Provisions for cash discounts deducted from consolidated sales in 2012, 2011 and 2010 were $69.2 million, $62.5 million and $55.2 million, respectively.
We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at December 31, 2012 and 2011 were $78.9 million and $68.5 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. See Note 4, “Composition of Certain Financial Statement Captions” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.” Provisions for sales returns deducted from consolidated sales were $412.6 million, $407.4 million and $389.3 million in 2012, 2011 and 2010, respectively. The increases in the amount of allowances for sales returns at December 31, 2012 compared to December 31, 2011 and the provisions for sales returns in 2012 compared to 2011 are primarily due to increased overall product sales volume and an increase in allowances for sales returns related to our urologics products due to the launch of a competitive generic version of Sanctura XR® in the United States in the fourth quarter of 2012, partially offset by a decrease in estimated product sales return rates for our skin care products and breast aesthetics products. The increase in the provisions for sales returns in 2011 compared to 2010 is primarily due to increased sales returns related to breast implant products, principally due to increased product sales volume, and an increase in estimated product sales return rates for our skin care products. Actual historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
We participate in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the U.S. Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. We also offer rebate and other incentive programs for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $270.6 million and $249.1 million at December 31, 2012 and 2011, respectively. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $935.3 million, $760.0 million and $565.3 million in 2012, 2011 and 2010, respectively. The increases in the amounts accrued at December 31, 2012 compared to December 31, 2011 and the provisions for sales rebates and other incentive programs in 2012 compared to 2011 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, urology, skin care and facial aesthetics products, an increase in the number of incentive programs offered and increased overall product sales volume. The increase in the provisions for sales rebates and other incentive programs in 2011 compared to 2010 are primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, urology, skin care and facial aesthetics products, an increase in the number of incentive programs offered, additional contractual discounts to federal government agencies related to the recently enacted health care reform legislation and increased overall product sales volume. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2012 and 2011, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
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
Contingent Consideration
Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using our estimated cost of borrowing. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $224.3 million and $214.6 million at December 31, 2012 and 2011, respectively, and was included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.
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
Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 6.75%, 7.25% and 8.25% for 2012, 2011 and 2010, respectively. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 4.80%, 5.70% and 5.85% for 2012, 2011 and 2010, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan's investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2013 pre-tax pension benefit cost by approximately $2.0 million.
The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2012 were 4.23% and 4.55%, respectively, and at December 31, 2011 were 4.63% and 5.14%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2012 were 4.63% and 5.14%, respectively, for 2011, 5.51% and 5.57%, respectively, and for 2010, 6.04% and 6.16%, respectively. We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans' measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S. and non-U.S. pension plans would increase our expected 2013 pre-tax pension benefit costs by approximately $5.2 million and increase our pension plans' projected benefit obligations at December 31, 2012 by approximately $50.6 million.
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

Product Liability Self-Insurance
As of June 1, 2012, we are largely self-insured for future product liability losses related to all of our products. We have historically been and continue to be self-insured for any product liability losses related to our breast implant products. We maintain third party insurance coverage that we believe is adequate to cover potential product liability losses for injuries alleged to have occurred prior to June 1, 2011 related to Botox® and  Botox® Cosmetic and prior to June 1, 2012 related to all of our other products. In addition, as a part of our current self-insurance product liability practice, we maintain a layer of insurance coverage for potential product liability losses, excluding breast implant products, above a minimum self-insured amount. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in 2012, 2011 and 2010, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of December 31, 2012 are not expected to have a material effect on our results of operations or liquidity.
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in California and other foreign jurisdictions and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. The retroactive benefit of the U.S. R&D tax credit for fiscal year 2012 is estimated to be approximately $17.3 million and will be recognized in the first quarter of 2013. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $22.6 million and $14.9 million at December 31, 2012 and 2011, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2012, we had approximately $3,083.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these earnings were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.
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
On June 17, 2011, we acquired Alacer Biomedical, Inc., or Alacer, for an aggregate purchase price of approximately $7.0 million, net of cash acquired. On July 1, 2011, we purchased the commercial assets related to the selling and distribution of our products from our distributor in South Africa for $8.6 million, net of a $2.2 million pre-existing receivable from the distributor. On July 22, 2011, we acquired Vicept Therapeutics, Inc., or Vicept, for $74.1 million in cash and estimated contingent consideration of $163.0 million as of the acquisition date. On August 8, 2011, we acquired Precision Light, Inc., or Precision Light, for $11.7 million in cash and estimated contingent consideration of $6.2 million as of the acquisition date. On February

1, 2012, we purchased the commercial assets related to the selling and distribution of our products from our distributor in Russia for $3.1 million in cash, net of a $6.6 million pre-existing net receivable from the distributor, and estimated contingent consideration of $4.7 million as of the acquisition date. On December 19, 2012, we acquired SkinMedica, Inc., or SkinMedica, for $346.1 million in cash and estimated contingent consideration of $2.2 million as of the acquisition date. We accounted for these acquisitions as business combinations. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
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
Upon completion of the October 2012 annual impairment assessment, we determined that no impairment was indicated. As of December 31, 2012, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
We also review intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value.
In the fourth quarter of 2012, we recorded a pre-tax charge of $17.0 million related to the partial impairment of an indefinite-lived in-process research and development asset acquired in connection with our 2011 acquisition of Vicept. The impairment charge was recognized because the carrying amount of the asset was determined to be in excess of its estimated fair value. In the fourth quarter of 2012, we also recorded in "Selling, general and administrative" expenses a net reduction in expense of $14.2 million for a related decrease in the fair value of the contingent consideration liability associated with the Vicept acquisition. For the fiscal year 2012, the net decrease in the contingent consideration liability associated with the Vicept acquisition was $10.6 million.
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
In the third quarter of 2010, we concluded that the intangible assets and a related prepaid royalty asset associated with the Sanctura® franchise, or the Sanctura® Assets, which we acquired in connection with our 2007 acquisition of Esprit Pharma Holding Company, Inc., or Esprit, and certain subsequent licensing and commercialization transactions, had become impaired. We determined that an impairment charge was required with respect to the Sanctura® Assets because the estimated undiscounted future cash flows over their remaining useful life were not sufficient to recover the carrying amount of the Sanctura® Assets and the carrying amount exceeded the estimated fair value of those assets due to a reduction in expected future financial performance for the Sanctura® franchise resulting from lower than anticipated acceptance by patients, physicians and payors. As a result, in the third quarter of 2010, we recorded an aggregate charge of $369.1 million related to the impairment of the Sanctura® Assets and related costs, which includes a charge of $343.2 million for the impairment of the Sanctura® intangible assets. In the second quarter of 2011, we recorded additional related costs of $3.3 million. In the fourth quarter of 2012, we recorded an additional impairment charge of $5.3 million related to the prepaid royalty asset associated with the Sanctura® franchise due to the launch of a competitive generic version of Sanctura XR®.

On February 1, 2013, we completed our previously announced review of strategic options for maximizing the value of our obesity intervention business, and formally committed to pursue a sale of that business unit. The obesity intervention business is included in our medical devices reporting unit for the annual goodwill impairment evaluation. In the first quarter of 2013, we expect to report our obesity intervention business as a discontinued operation, and accordingly will write-down to fair value the net assets held for sale. The net assets held for sale will include a portion of the medical devices reporting unit's goodwill allocable to the obesity intervention business based on the relative fair value of the business to be disposed of and the portion of the medical devices reporting unit that will be retained. We are currently unable to estimate the amount of goodwill that will be allocated to the obesity intervention business. In addition, once a portion of goodwill is allocated to the net assets of the obesity intervention business to be disposed of, the goodwill remaining in the portion of the medical devices reporting unit that will be retained will be tested for impairment. The evaluation for impairment of the remaining goodwill will occur in the first quarter of 2013.
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
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. At December 31, 2012, we employed approximately 10,800 persons around the world. Our principal geographic markets are the United States, Europe, Latin America and Asia Pacific.

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
The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2012	2011	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,692.2	$2,520.2	$172.0	$244.2	$(72.2)	6.8%	9.7%	(2.9)%
Botox®/Neuromodulator	1,766.3	1,594.9	171.4	202.1	(30.7)	10.7%	12.7%	(2.0)%
Skin Care	298.4	260.1	38.3	38.8	(0.5)	14.7%	14.9%	(0.2)%
Urologics	27.7	56.8	(29.1)	(29.1)	—	(51.2)%	(51.2)%	—%
Total Specialty Pharmaceuticals	4,784.6	4,432.0	352.6	456.0	(103.4)	8.0%	10.3%	(2.3)%
Medical Devices:
Breast Aesthetics	377.1	349.3	27.8	36.8	(9.0)	8.0%	10.5%	(2.5)%
Obesity Intervention	159.5	203.1	(43.6)	(40.3)	(3.3)	(21.5)%	(19.8)%	(1.7)%
Facial Aesthetics	387.6	362.7	24.9	35.8	(10.9)	6.9%	9.9%	(3.0)%
Total Medical Devices	924.2	915.1	9.1	32.3	(23.2)	1.0%	3.5%	(2.5)%

Total product net sales	$5,708.8	$5,347.1	$361.7	$488.3	$(126.6)	6.8%	9.1%	(2.3)%

Domestic product net sales	60.9%	60.2%
International product net sales	39.1%	39.8%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$453.2	$419.4	$33.8	$44.4	$(10.6)	8.1%	10.6%	(2.5)%
Lumigan® Franchise	622.6	612.7	9.9	29.8	(19.9)	1.6%	4.9%	(3.3)%
Total Glaucoma Products	1,085.8	1,042.9	42.9	74.1	(31.2)	4.1%	7.1%	(3.0)%
Restasis®	792.0	697.1	94.9	97.1	(2.2)	13.6%	13.9%	(0.3)%
Latisse®	97.3	93.6	3.7	4.2	(0.5)	4.0%	4.5%	(0.5)%

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2011	2010	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,520.2	$2,262.0	$258.2	$222.9	$35.3	11.4%	9.9%	1.5%
Botox®/Neuromodulator	1,594.9	1,419.4	175.5	148.2	27.3	12.4%	10.4%	2.0%
Skin Care	260.1	229.5	30.6	30.1	0.5	13.3%	13.1%	0.2%
Urologics	56.8	62.5	(5.7)	(5.7)	—	(9.1)%	(9.1)%	—%
Total Specialty Pharmaceuticals	4,432.0	3,973.4	458.6	395.5	63.1	11.5%	10.0%	1.5%
Medical Devices:
Breast Aesthetics	349.3	319.1	30.2	22.9	7.3	9.5%	7.2%	2.3%
Obesity Intervention	203.1	243.3	(40.2)	(44.1)	3.9	(16.5)%	(18.1)%	1.6%
Facial Aesthetics	362.7	283.8	78.9	70.6	8.3	27.8%	24.9%	2.9%
Total Medical Devices	915.1	846.2	68.9	49.4	19.5	8.1%	5.8%	2.3%

Total product net sales	$5,347.1	$4,819.6	$527.5	$444.9	$82.6	10.9%	9.2%	1.7%

Domestic product net sales	60.2%	62.6%
International product net sales	39.8%	37.4%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$419.4	$401.6	$17.8	$12.5	$5.3	4.4%	3.1%	1.3%
Lumigan® Franchise	612.7	526.7	86.0	73.0	13.0	16.3%	13.9%	2.4%
Total Glaucoma Products	1,042.9	938.8	104.1	85.4	18.7	11.1%	9.1%	2.0%
Restasis®	697.1	620.5	76.6	77.6	(1.0)	12.4%	12.5%	(0.1)%
Latisse®	93.6	81.8	11.8	11.3	0.5	14.4%	13.8%	0.6%
 ——————————

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar. Total glaucoma products include the Alphagan® and Lumigan® franchises.
Product Net Sales
Product net sales increased by $361.7 million in 2012 compared to 2011 due to an increase of $352.6 million in our specialty pharmaceuticals product net sales and an increase of $9.1 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care product lines, partially offset by a decrease in product net sales of our urologics product line. The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics and facial aesthetics product lines, partially offset by a decrease in product net sales of our obesity intervention product line.
Several of our products, including Botox® Cosmetic, Latisse®, over-the-counter artificial tears, non-prescription aesthetics skin care products, facial aesthetics and breast implant products, as well as, in emerging markets, Botox® for therapeutic use and eye care products, are purchased based on consumer choice and have limited reimbursement or are not reimbursable by government or other health care plans and are, therefore, partially or wholly paid for directly by the consumer. As such, the general economic environment and level of consumer spending have a significant effect on our sales of these products.
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

Certain of our products face generic competition. In May 2011, a generic version of our older-generation topical allergy medication Elestat® was launched in the United States. In June 2011, the U.S. patent for Tazorac®cream, indicated for psoriasis and acne, expired. The U.S. patents for Tazorac® gel expire in June 2014. The U.S. Food and Drug Administration, or FDA, has posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene cream, separately for both psoriasis and acne. We believe that this will require generic manufacturers to conduct a trial, at risk, for both indications. In April 2012, the U.S. District Court for the District of Delaware ruled that our U.S. patents for Sanctura XR® are invalid, a decision that was upheld by the U.S. Court of Appeals for the Federal Circuit in June 2012. In October 2012, a competitive generic version of Sanctura XR® was launched in the United States. Additionally, a generic version of Zymar®, our older-generation fluoroquinolone indicated for the treatment of bacterial conjunctivitis, may be launched in the United States in the near future. Our products also compete with generic versions of some branded pharmaceutical products sold by our competitors. Although generic competition in the United States negatively affected our aggregate product net sales in 2012, the impact was not material. We do not currently believe that our aggregate product net sales will be materially impacted in 2013 by generic competition, but we could experience a rapid and significant decline in net sales of certain products if we are unable to successfully maintain or defend our patents and patent applications relating to such products. For a more complete discussion of the risks relating to generic competition and patent protection, see Item 1A of Part I of this report, “Risk Factors - We may be unable to obtain and maintain adequate protection for our intellectual property rights.”
Eye care pharmaceuticals product net sales increased in 2012 compared to 2011 in the United States, Canada, Europe and Asia Pacific. Net sales of eye care pharmaceutical products in Latin America decreased in 2012 compared to 2011 due to the negative translation effect of average foreign currency exchange rates in effect during 2012 compared to 2011. When measured at constant currency, net sales of eye care pharmaceutical products in Latin America increased in 2012 compared to 2011.
The overall increase in total sales in dollars of our eye care pharmaceutical products is primarily due to an increase in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma products, including Lumigan® 0.01%, Combigan®, Alphagan® P 0.1% and Alphagan® P 0.15%, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Lastacaft®, our topical allergy medication for the treatment and prevention of itching associated with allergic conjunctivitis, and an increase in sales of our Refresh® artificial tears products, partially offset by decreases in sales of our older-generation products, including our glaucoma drugs Alphagan® and Lumigan® 0.03%, and our topical allergy medication Elestat®, and decreases in sales of our fluoroquinolone products Zymar® and Zymaxid® and our non-steroid anti-inflammatory drugs Acular®and Acuvail®.
We increased prices on certain eye care pharmaceutical products in the United States in 2012. Effective January 7, 2012, we increased the published U.S. list price for Alphagan® P 0.15% by three percent, Acular®, Acular LS® and Acuvail® by four percent, Lumigan® 0.1% and Lumigan® 0.3% by five percent, Alphagan® P 0.1%, Combigan® and Zymaxid® by eight percent and Lastacaft® by ten percent. Effective April 7, 2012, we increased the published U.S. list price for Restasis® by five percent. Effective May 12, 2012, we increased the published U.S. list price for Lastacaft® by an additional five percent, Alphagan® P 0.15%, Alphagan® P 0.1%, Lumigan® 0.1%, Lumigan® 0.3% and Combigan® by an additional eight percent, and Acular®, Acular LS®, Acuvail® and Zymaxid® by an additional ten percent. These price increases had a positive net effect on our U.S. sales in 2012 compared to 2011, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects. Due to the strong acceptance of Lumigan® 0.1% in the United States market, we ceased manufacturing Lumigan® 0.3% for the U.S. market in the fourth quarter of 2012.
Total sales of Botox® increased in 2012 compared to 2011 due to strong growth in sales for both therapeutic and cosmetic uses. Sales of Botox® for therapeutic use increased in the United States due to strong growth in sales for the prophylactic treatment of headaches in adults with chronic migraine, urinary incontinence in adults with neurological conditions, and upper limb spasticity. Sales of Botox® for therapeutic use also increased in Latin America and Asia Pacific. Sales of Botox® for cosmetic use increased in all of our principal geographic markets. Sales of Botox® in international markets were negatively affected by the translation effect of average foreign currency exchange rates in effect during 2012 compared to 2011. When measured at constant currency, total sales of Botox® increased in Europe in 2012 compared to 2011. Based on internal information and assumptions, we estimate in 2012 that Botox® therapeutic sales accounted for approximately 52% of total consolidated Botox® sales and increased by approximately 13% compared to 2011. In 2012, Botox® Cosmetic sales accounted for approximately 48% of total consolidated Botox® sales and increased by approximately 8% compared to 2011. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 77% in the third quarter of 2012, the last quarter for which market data is available.
In March 2012, a U.S. District Court, after conducting a full trial, ruled that Merz Pharmaceuticals and Merz Aesthetics, or, jointly, Merz, violated California's Uniform Trade Secrets Act and issued an injunction prohibiting Merz from providing, selling or soliciting purchases of Xeomin® or its Radiesse® dermal filler products, provided that Merz may sell Xeomin® in the therapeutic market to customers not identified on court mandated exclusion lists and may sell dermal filler products to certain pre-existing customers. On October 1, 2012, the Company announced that the U.S. District Court had entered an order providing that the injunction related to Xeomin® for the facial aesthetics market would remain in place until January 9, 2013. The injunction related to Xeomin® for therapeutic use and Radiesse® was in effect until November 1, 2012. The District Court injunctions positively affected net sales of Botox® and provided a small benefit to net sales of Juvéderm® in 2012.
Skin care product net sales increased in 2012 compared to 2011 primarily due to an increase in sales of Aczone®, our topical dapsone treatment for acne vulgaris, an increase in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene products and an increase in sales of Latisse®, our treatment for inadequate or insufficient eyelashes. Effective January 7, 2012, we increased the published U.S. list price for Aczone®, Tazorac® and Avage® by five percent. Effective May 12, 2012, we increased the published U.S. list price for Aczone® by an additional three percent.
Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of overactive bladder, or OAB, decreased in 2012 compared to 2011, primarily due to lower sales of Sanctura XR®, our second-generation, once-daily anticholinergic for the treatment of OAB, which was negatively impacted by a decrease in promotional activity and the launch of a competitive generic version of Sanctura XR® in the United States in October 2012. Effective January 7, 2012, we increased the published U.S. list price for Sanctura XR® by nine percent and Sanctura® by ten percent. Effective May 12, 2012, we increased the published U.S. list price for Sanctura XR® by an additional fifteen percent. We currently expect to discontinue sales of our Sanctura® franchise products by the end of 2013.
We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceuticals products at an amount less than eight weeks of our net sales. At December 31, 2012, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in 2012 compared to 2011 due to increases in sales in all of our principal geographic markets. The increase in sales of breast aesthetics products in the United States was primarily due to higher implant and tissue expander unit volume and favorable product mix due to the continued transition of the U.S. market to higher priced tissue expanders and silicone gel products from lower priced saline products, partially offset by a small decline in market share due to the entrance of a new competitor in the U.S. market. The overall increase in sales of breast aesthetics products in our international markets was primarily due to higher unit volume, offset by the negative translation effect of average foreign currency exchange rates in effect during 2012 compared to 2011.
Obesity intervention product net sales, which consist primarily of sales of devices used for minimally invasive long-term treatments of obesity such as our Lap-Band® and Lap-Band AP® Systems and Orbera™ System, decreased in 2012 compared to 2011 in all of our principal geographic markets, except Brazil. We believe sales of obesity intervention products in the United States and other principal geographic markets continued to be negatively impacted by general economic conditions given the substantial patient co-pays associated with these products, government spending restrictions and access restrictions imposed by insurance plans. In addition, net sales of our obesity intervention products continued to be negatively impacted by a general increase in the market share of other competitive bariatric surgery procedures, especially in the United States and Australia. Sales in Brazil increased due to increased unit volumes sold of Orbera™. In October 2012, we announced that we were exploring strategic options for maximizing the value of our obesity intervention business. In February 2013, we completed this review and formally committed to pursue a sale of the business unit.
Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in 2012 compared to 2011 primarily due to strong growth in sales in Europe and Asia Pacific. The increase in international sales of facial aesthetics products was due primarily to the recent launch of Juvéderm® Voluma™ with lidocaine in a number of countries in Europe and Asia, partially offset by the negative translation effect of average foreign currency exchange rates in effect during 2012 compared to 2011. Sales of facial aesthetics products in the United States increased slightly in 2012 compared to 2011, primarily due to overall growth in unit volume in the dermal filler market, partially offset by increased rebate activity.
Foreign currency changes decreased product net sales by $126.6 million in 2012 compared to 2011, primarily due to the weakening of the euro, Brazilian real, Mexican peso, Canadian dollar, Turkish lira and Indian rupee compared to the U.S. dollar.
U.S. product net sales as a percentage of total product net sales increased by 0.7 percentage points to 60.9% in 2012 compared to U.S. sales of 60.2% in 2011, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox® product line, an increase in sales of our skin care products, which are highly concentrated in the United States, and the negative overall translation impact on international sales due to a general weakening of foreign currencies compared to the U.S. dollar in markets where we sold products in 2012 compared to 2011, partially offset by higher sales growth, when measured at constant currency, in international markets compared to the U.S. market for our facial aesthetics, breast aesthetics and eye care pharmaceuticals product lines and a greater percentage decline in sales in the U.S. market compared to our total international markets for our obesity intervention product line.
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
Urologics sales, which are presently concentrated in the United States and consist of our Sanctura® franchise products for the treatment of OAB decreased in 2011 compared to 2010, primarily due to lower sales of Sanctura®, our twice-a-day anticholinergic for the treatment of OAB, which was negatively impacted by the launch of trospium chloride generics in September 2010, partially offset by a small increase in sales of Sanctura XR®, our second-generation, once-daily anticholinergic for the treatment of OAB. Effective January 8, 2011, we increased the published U.S. list price for Sanctura XR® by eight percent and

Sanctura® by ten percent. In addition, effective June 11, 2011, we increased the published U.S. list price for Sanctura XR® by an additional seven percent.
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
Other Revenues
Other revenues increased $25.3 million to $97.3 million in 2012 compared to $72.0 million in 2011, primarily due to an increase in royalty income and the achievement of substantive milestone events in 2012 under certain license agreements. Royalty income increased due to an increase in sales of Lumigan® and new product sales of Aiphagan® ophthalmic solution 0.1%, or Aiphagan®, in Japan under a license agreement with Senju Pharmaceutical Co., Ltd., or Senju, and an increase in sales of Botox® for therapeutic use in Japan and China under a licensing agreement with GlaxoSmithKline, partially offset by a decline in royalty income from sales of brimonidine products by Alcon, Inc., or Alcon, in the United States under a licensing agreement. Other revenues in 2012 include the achievement of substantive milestones related to the approval of Aiphagan® in Japan and the achievement of two sales milestones related to sales of Lumigan® in Japan.
Other revenues decreased $27.8 million to $72.0 million in 2011 compared to $99.8 million in 2010, primarily due to the prior year impact of an upfront net licensing fee of $36.0 million that we recognized in the first quarter of 2010 related to an agreement with Bristol-Myers Squibb Company, for the exclusive worldwide rights to develop, manufacture and commercialize an investigational medicine for neuropathic pain and a reduction in reimbursement income, primarily related to a strategic support agreement with GlaxoSmithKline. These reductions were partially offset by an increase in royalty income in 2011 compared to 2010 from sales of a brimonidine product by Alcon in the United States under a licensing agreement, an increase in royalty income from sales of Lumigan® by Senju in Japan under a licensing agreement and an increase in royalty income from sales of Botox® for therapeutic use in Japan and China by GlaxoSmithKline under a licensing agreement.

Income and Expenses
The following table sets forth the relationship to product net sales of various items in our consolidated statements of earnings:

	Year Ended December 31,
	2012	2011	2010
Product net sales	100.0%	100.0%	100.0%
Other revenues	1.7	1.3	2.1
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	13.6	14.0	15.0
Selling, general and administrative	39.7	42.0	41.9
Research and development	17.3	16.9	16.7
Amortization of intangible assets	2.3	2.4	2.9
Legal settlement	—	—	12.6
Impairment of intangible assets and related costs	0.4	0.4	7.7
Restructuring charges	0.1	0.1	—
Operating income	28.3	25.5	5.3
Non-operating expense	(1.4)	(1.2)	(1.8)
Earnings before income taxes	26.9%	24.3%	3.5%

Net earnings attributable to Allergan, Inc.	19.2%	17.5%	0.0%
Cost of Sales
Cost of sales increased $26.8 million, or 3.6%, in 2012 to $775.5 million, or 13.6% of product net sales, compared to $748.7 million, or 14.0% of product net sales in 2011. This increase in cost of sales primarily resulted from the 6.8% increase in total product net sales and an increase in provisions for inventory reserves, partially offset by a decrease in cost of sales as a percentage of product net sales primarily related to a positive change in product mix, lower royalty expenses, and volume-based manufacturing efficiencies related to our eye care, skin care and facial aesthetics product lines. Specialty pharmaceutical products, which generally have a lower cost of sales as a percentage of product net sales than our medical device products, increased as a percentage of our total product net sales in 2012 compared to 2011.
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
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses increased $21.8 million, or 1.0%, to $2,268.4 million, or 39.7% of product net sales, in 2012 compared to $2,246.6 million, or 42.0% of product net sales, in 2011. SG&A expenses in 2012 include aggregate expenses of $9.7 million for external costs of stockholder derivative litigation and other legal costs associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, a $5.4 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations, and $1.5 million of transaction and integration costs related to our acquisition of SkinMedica. SG&A expenses in 2011 include an upfront payment of $60.0 million and a regulatory milestone payment of $20.0 million related to the Levadex® collaboration and co-promotion agreement with MAP Pharmaceuticals, Inc., or MAP, a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary and fixed asset impairment charges of $2.2 million related to the discontinued development of EasyBand™, $3.4 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, $2.0 million of costs associated with tax audit settlements for prior years' filings, and $11.9 million in charges related to the change in fair value of contingent consideration liabilities associated with business combinations. Excluding the effect of the items described above, SG&A expenses increased $95.3 million, or 4.4%, to $2,251.8 million, or 39.4% of product net sales, in 2012 compared to $2,156.5 million, or 40.3% of product net sales in 2011. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling, marketing and general and administrative expenses, partially offset by a reduction in promotion expenses. The increase in selling and marketing expenses in 2012 compared to 2011 principally relates to increased personnel and related incentive compensation costs that support the 6.8% increase in product net sales, and additional costs supporting the expansion of our sales forces, including those in our direct operations in emerging markets and a new, dedicated U.S. Botox® sales team for neuro-rehabilitation covering cervical dystonia and upper limb spasticity. The increase in general and administrative expenses is primarily due to increased compliance costs, an increase in compensation costs, including an increase in regional management costs related to the expansion of our direct selling operations in emerging markets, and an increase in legal expenses and general insurance costs, partially offset by a decrease in bad debt expenses. The decrease in promotion expenses is primarily due to an overall net reduction in promotion programs, including a decrease in direct-to-consumer advertising for Latisse® and promotion spending for obesity intervention products, partially offset by an increase in direct-to-consumer advertising for Botox® for the treatment of chronic migraine and Restasis® in the United States. The decrease in SG&A expenses as a percentage of product net sales, excluding the items described above, in 2012 compared to 2011 is primarily due to the lower 4.4% increase in SG&A expenses relative to the higher 6.8% increase in product net sales during the same period.
Under the provisions of the PPACA, companies that sell branded prescription drugs or biologics to specified government programs in the United States are subject to an annual non-deductible fee based on the company's relative market share of branded prescription drugs or biologics sold to the specified government programs. We recorded SG&A expenses of approximately $27 million and $23 million related to the non-deductible fee in 2012 and 2011, respectively. Also under the provisions of the PPACA, we will be required to pay a tax deductible excise tax of 2.3% on the sale of certain medical devices beginning January 1, 2013. We do not currently expect that this excise tax will significantly impact our operating expenses in 2013.
SG&A expenses increased $229.0 million, or 11.4%, to $2,246.6 million, or 42.0% of product net sales, in 2011 compared to $2,017.6 million, or 41.9% of product net sales, in 2010. SG&A expenses in 2011 include an upfront payment of $60.0 million and a regulatory milestone payment of $20.0 million related to the Levadex® collaboration and co-promotion agreement with MAP, a gain of $9.4 million from the substantially complete liquidation of a foreign subsidiary and fixed asset impairment charges of $2.2 million related to the discontinued development of EasyBand™, $3.4 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, $2.0 million of costs associated with tax audit settlements for prior years' filings, and $11.9 million in charges related to the change in fair value of contingent consideration liabilities associated with business combinations. SG&A expenses in 2010 include $14.4 million of costs associated with the DOJ investigation relating to sales and marketing practices in connection with Botox® and related derivative litigation costs associated with the 2010 global settlement with the DOJ described above, a charge of $33.0 million related to the termination of a distributor agreement in Turkey, a $10.6 million charge for the write-off of manufacturing assets related to the abandonment of an eye care product, and a $7.9 million charge related to the change in fair value of a contingent consideration liability associated with a business combination. Excluding the effect of the items described above, SG&A expenses increased $204.8 million, or 10.5%, to $2,156.5 million, or 40.3% of product net sales, in 2011 compared to $1,951.7 million, or 40.5% of product net sales in 2010. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling, marketing, promotion and general and administrative expenses and the negative translation impact due to a general strengthening of foreign currencies compared to the U.S. dollar. The increase in selling and marketing expenses in 2011 compared to 2010 principally relates to increased personnel and related incentive compensation costs that support the 10.9% increase in product net sales, and additional costs supporting the expansion of our sales forces, including the addition of several new direct operations in emerging markets. The increase in promotion expenses is primarily due to increased professional promotion activity, primarily related to Botox® and facial aesthetics products, and an increase in expense for a consumer-focused unbranded advertising campaign for chronic migraine, partially offset by a small decline in other direct-to-consumer advertising, primarily related to Latisse® and Restasis®. The increase in general and administrative expenses is primarily due to the negative impact of the fee established by the PPACA for selling branded pharmaceuticals to certain U.S. government programs, increased compliance costs associated with the Corporate Integrity Agreement entered into in 2010 with the Office of Inspector General of the U.S. Department of Health and Human Services, an increase in legal costs, an increase in incentive compensation costs and an increase in regional management costs related to the expansion of our direct selling operations in emerging markets, partially offset by an insurance recovery related to damaged inventory. The small decrease in SG&A expenses as a percentage of product net sales, excluding the items described above, in 2011 compared to 2010 is primarily due to the lower 10.5% increase in SG&A expenses relative to the higher 10.9% increase in product net sales during the same period.

Research and Development
We believe that our future medium- and long-term revenue and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of December 31, 2012, we have the following significant R&D projects in late-stage development:

•	Botox® (U.S. - Filed) for crow's feet lines

•	Juvéderm Voluma™ (U.S. - Filed) for volumizing the mid-face

•	Latisse® (Europe - Pending refiling) for eyelash growth

•	Latisse® (U.S - Phase III) for brow

•	Levadex® (U.S. - Filed) for migraine (in collaboration with MAP)

•	Ozurdex® (U.S. and Europe - Phase III) for diabetic macular edema

•	Restasis® (Europe - Phase III) for ocular surface disease

•	Ser-120 (U.S. - Phase III) for nocturia (in collaboration with Serenity)
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
In December 2012, we announced that Botox® received a positive opinion from the Irish Medicines Board for the treatment of idiopathic overactive bladder with symptoms of urinary incontinence, urgency and frequency in adult patients who have an inadequate response to, or are intolerant of, anticholinergic medications. This is an important step towards securing national licenses in the 14 European countries involved in the Mutual Recognition Procedure.
In January 2013, we announced that the FDA approved Botox® for the treatment of overactive bladder with symptoms of urge urinary incontinence, urgency and frequency in adults who have had an inadequate response to or are intolerant of an anticholinergic medication.
In January 2013, we restructured our collaboration agreement with Spectrum Pharmaceuticals, Inc., or Spectrum, for the development of apaziquone, pursuant to which Spectrum reacquired all rights from us under the collaboration agreement in exchange for agreeing to pay us a royalty on future net sales of licensed products. We have no further obligation under the agreement to share development costs or perform any development, regulatory or other activities.
In February 2013, we announced that the FDA approved our Natrelle®410 Highly Cohesive Anatomically Shaped Silicone-Filled Breast Implants for use in breast reconstruction, augmentation and revision surgery.
For management purposes, we accumulate direct costs for R&D projects, but do not allocate all indirect project costs, such as R&D administration, infrastructure and regulatory affairs costs, to specific R&D projects. Additionally, R&D expense includes upfront payments to license or purchase in-process R&D assets that have not achieved regulatory approval. Our overall R&D expenses are not materially concentrated in any specific project or stage of development. The following table sets forth direct costs for our late-stage projects (which include candidates in Phase III clinical trials) and other R&D projects, upfront payments to license or purchase in-process R&D assets and all other R&D expenses for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
Direct costs for:
Late-stage projects	$181.4	$198.7	$208.6
Other R&D projects	640.3	550.7	456.3
Upfront payments to license or purchase in-process R&D assets	62.5	45.0	43.0
Other R&D expenses	105.4	108.4	96.7
Total	$989.6	$902.8	$804.6
R&D expenses increased $86.8 million, or 9.6%, to $989.6 million in 2012, or 17.3% of product net sales, compared to $902.8 million, or 16.9% of product net sales in 2011. R&D expenses in 2012 include an aggregate charge of $62.5 million for upfront payments associated with two agreements for the in-licensing of technologies for the treatment of serious ophthalmic diseases, including age-related macular degeneration, from Molecular Partners AG that have not yet achieved regulatory approval. R&D expenses in 2011 included a charge of $45.0 million for an upfront payment for the in-licensing of technology for the treatment of retinal diseases from Molecular Partners AG that has not yet achieved regulatory approval. Excluding the effect of the charges described above, R&D expenses increased by $69.3 million, or 8.1%, to $927.1 million in 2012, or 16.2% of product net sales, compared to $857.8 million, or 16.0% of product net sales, in 2011. The increase in R&D expenses in dollars, excluding these charges, and as a percentage of product net sales, was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, the development of technology for the treatment of rosacea acquired in the Vicept acquisition, the development of tissue reinforcement technology acquired in the Serica acquisition, an increase in costs associated with our collaboration with Serenity Pharmaceuticals, LLC, or Serenity, related to Ser-120 for the treatment of nocturia, increased spending on Botox® for the treatment of movement disorders, including juvenile cerebral palsy, increased spending on potential new treatment applications for Latisse® and increased spending on hyaluronic-acid based dermal filler products, partially offset by a decrease in expenses associated with our collaboration with Spectrum related to the development of apaziquone for the treatment of non-muscle invasive bladder cancer, a decrease in expenses related to obesity intervention products and Botox® for the treatment of OAB and crow's feet lines and a small decrease in expenses for new technology discovery programs.
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
Amortization of Intangible Assets
Amortization of intangible assets increased $3.7 million to $131.3 million in 2012, or 2.3% of product net sales, compared to $127.6 million, or 2.4% of product net sales in 2011. The increase in amortization expense is primarily due to an increase in the balance of intangible assets subject to amortization, including intangible assets that we acquired in connection with our August 2011 acquisition of Precision Light and our February 2012 purchase of our distributor’s business related to our products in Russia, and the accelerated amortization of intangible assets associated with Sanctura XR®, partially offset by a decline in amortization expenses associated with developed technology acquired in connection with our 2007 acquisition of Groupe Cornéal Laboratoires, some of which became fully amortized at the end of 2011 and trademarks acquired in connection with our 2006 acquisition of Inamed Corporation, or Inamed, which became fully amortized at the end of the first quarter of 2011.
Amortization of intangible assets decreased $10.4 million to $127.6 million in 2011, or 2.4% of product net sales, compared to $138.0 million, or 2.9% of product net sales in 2010. The decrease in amortization expense is primarily due to the impairment of the Sanctura® intangible assets in the third quarter of 2010, the impairment of the intangible assets associated with the EasyBand™ technology in the first quarter of 2011 and a decline in amortization expense associated with trademarks acquired in connection with our 2006 acquisition of Inamed, which became fully amortized at the end of the first quarter of 2011, partially offset by an increase in the balance of intangible assets subject to amortization, including a capitalized upfront licensing payment in September 2010 for Lastacaft® and other intangible assets that we acquired in connection with our July 2010 purchase of our distributor's business related to our products in Turkey, our July 2011 purchase of our distributor's business related to our products in South Africa and our August 2011 acquisition of Precision Light.
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
Impairment of Intangible Assets and Related Costs
In the fourth quarter of 2012, we recorded a pre-tax charge of $17.0 million related to the partial impairment of an indefinite-lived in-process research and development asset acquired in connection with our 2011 acquisition of Vicept. The impairment charge was recognized because the carrying amount of the asset was determined to be in excess of its estimated fair value.
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
In the third quarter of 2010, we concluded that the intangible assets and a related prepaid royalty asset associated with the Sanctura® franchise, which we acquired in connection with our 2007 acquisition of Esprit and certain subsequent licensing and commercialization transactions, had become impaired. As a result, in the third quarter of 2010, we recorded an aggregate charge of $369.1 million related to the impairment of the Sanctura® Assets and related costs, which includes charges for impairing the intangible assets and a related prepaid royalty asset and estimated costs associated with the termination of an agreement with Quintiles Transnational Corp. primarily related to the promotion of Sanctura XR® to general practitioners in the United States. In the second quarter of 2011, we recorded additional costs of $3.3 million for the termination of the third-party agreement. In the fourth quarter of 2012, we recorded an additional impairment charge of $5.3 million related to the prepaid royalty asset associated with the Sanctura® franchise due to the launch of a competitive generic version of Sanctura XR®.
Restructuring Charges and Integration Costs
2012 Restructuring and Realignment Plan
In 2012, we initiated a restructuring and realignment plan to streamline the obesity intervention business and promote organizational efficiency. Specifically, the initiatives primarily involve eliminating a number of positions in the U.S. sales, R&D and support staff functions associated with the obesity intervention business, integrating several customer service departments into a single new call center in Austin, Texas and relocating certain other back-office functions to the Austin facility. As a result, in 2012 we recorded $5.0 million of restructuring charges, consisting of $4.1 million of employee severance and other one-time termination benefits for approximately 64 people affected by the workforce reduction and $0.9 million of contract termination costs. In addition, we recorded $2.1 million of SG&A expenses and $0.3 million of R&D expenses in 2012 related to the restructuring and realignment initiatives. As of December 31, 2012, we have substantially completed all activities related to the 2012 restructuring and realignment plan.
Discontinued Development of EasyBand™
In March 2011, we decided to discontinue development of EasyBand™ and close the related research and development facility in Switzerland. As a result, during 2011 we recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology, fixed asset impairment charges of $2.2 million and a gain of $9.4 million from the substantially complete liquidation of our investment in a foreign subsidiary. In addition, we recorded $4.7 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.6 million of contract termination costs and $0.1 million of other related costs. In 2012, we recorded a $0.1 million restructuring charge reversal primarily related to employee severance and other one-time termination benefits.
Other Restructuring Activities and Integration Costs
Included in 2012, 2011 and 2010 are $0.8 million of restructuring charges, a $0.1 million restructuring charge reversal and $0.3 million of restructuring charges, respectively, related to restructuring activities initiated in prior years.
Included in 2012 are $0.1 million of cost of sales and $2.3 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in 2011 and 2010 are $2.6 million and $2.0 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements.
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
For 2012, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $425.5 million, upfront licensing fees of $62.5 million paid to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.3 million, aggregate charges of $9.7 million for stockholder derivative and tax litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $5.4 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $0.3 million associated with the purchase of our distributor's business related to our products in Russia, integration and transaction costs of $2.1 million associated with the purchase of various businesses, expenses related to the 2012 restructuring and realignment initiatives of $2.4 million and other net indirect costs of $19.2 million.
For 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $387.2 million, an upfront payment of $60.0 million and subsequent milestone payment of $20.0 million paid to MAP for the FDA acceptance of a New Drug Application filing for technology that has not achieved regulatory approval and related transaction costs of $0.6 million, an upfront licensing fee of $45.0 million to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, fixed asset impairment charges of $2.2 million, a gain of $9.4 million from the substantially complete liquidation of the Company's investment in a foreign subsidiary, stockholder derivative litigation costs of $3.4 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, charges of $11.9 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $0.4 million associated with the purchase of our distributor's business related to our products in South Africa, integration and transaction costs of $1.9 million associated with the purchase of various businesses, costs associated with tax audit settlements for prior years' filings of $2.0 million and other net indirect costs of $26.6 million.
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

The following table presents operating income for each reportable segment for the years ended December 31, 2012, 2011 and 2010 and a reconciliation of our segments’ operating income to consolidated operating income:

	2012	2011	2010
	(in millions)
Operating income:
Specialty pharmaceuticals	$1,997.7	$1,763.3	$1,501.9
Medical devices	278.8	286.0	284.7
Total segments	2,276.5	2,049.3	1,786.6
General and administrative expenses, other indirect costs and other adjustments	527.4	551.9	434.9
Amortization of intangible assets (a)	107.8	104.0	114.5
Legal settlement	—	—	609.2
Impairment of intangible assets and related costs	22.3	23.7	369.1
Restructuring charges	5.7	4.6	0.3
Total operating income	$1,613.3	$1,365.1	$258.6
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Our consolidated operating income for the year ended December 31, 2012 was $1,613.3 million, or 28.3% of product net sales, compared to consolidated operating income of $1,365.1 million, or 25.5% of product net sales in 2011. The $248.2 million increase in consolidated operating income was due to a $361.7 million increase in product net sales, a $25.3 million increase in other revenues and a $1.4 million decrease in the impairment of intangible assets and related costs, partially offset by a $26.8 million increase in cost of sales, a $21.8 million increase in SG&A expenses, a $86.8 million increase in R&D expenses, a $3.7 million increase in amortization of intangible assets and a $1.1 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in 2012 was $1,997.7 million, compared to operating income of $1,763.3 million in 2011. The $234.4 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales of our eye care pharmaceuticals, Botox® and skin care product lines and a reduction in total promotion expenses, partially offset by a decrease in net sales of our urologics product line, an increase in selling and marketing expenses and an increase in R&D expenses.
Our medical devices segment operating income in 2012 was $278.8 million, compared to operating income of $286.0 million in 2011. The $7.2 million decrease in our medical devices segment operating income was due primarily to a decrease in product net sales of our obesity intervention product line, an increase in overall selling and marketing expenses and an increase in R&D expenses, partially offset by an increase in product net sales of our breast aesthetics and facial aesthetics product lines and a decrease in total promotion expenses.
Our consolidated operating income for the year ended December 31, 2011 was $1,365.1 million, or 25.5% of product net sales, compared to consolidated operating income of $258.6 million, or 5.3% of product net sales in 2010. The $1,106.5 million increase in consolidated operating income was due to $609.2 million of legal settlement costs in 2010 that did not recur in 2011, a $527.5 million increase in product net sales, a $10.4 million decrease in amortization of intangible assets and a $345.4 million decrease in impairment of intangible assets and related costs, partially offset by a $27.8 million decrease in other revenues, a $26.7 million increase in cost of sales, a $229.0 million increase in SG&A expenses, a $98.2 million increase in R&D expenses and a $4.3 million increase in restructuring charges.
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

Non-Operating Income and Expenses
Total net non-operating expense in 2012 was $80.0 million compared to $65.4 million in 2011. Interest income decreased $0.2 million in 2012 to $6.7 million compared to $6.9 million in 2011. Interest expense decreased $8.2 million to $63.6 million in 2012 compared to $71.8 million in 2011. Interest expense decreased primarily due to the conversion of our 1.50% Convertible Senior Notes due 2026, or 2026 Convertible Notes, in the second quarter of 2011. Other, net expense was $23.1 million in 2012, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions. Other, net expense was $0.5 million in 2011, consisting primarily of a loss of $3.2 million related to the impairment of a non-marketable third party equity investment, partially offset by $0.3 million in net gains on foreign currency derivative instruments and other foreign currency transactions and a gain of $1.9 million on the sale of a third party equity investment.
Total net non-operating expense in 2011 was $65.4 million compared to $87.8 million in 2010. Interest income decreased $0.4 million in 2011 to $6.9 million compared to $7.3 million in 2010. Interest expense decreased $6.9 million to $71.8 million in 2011 compared to $78.7 million in 2010. Interest expense decreased primarily due to the conversion of our 2026 Convertible Notes in the second quarter of 2011, partially offset by an increase in interest expense due to the issuance in September 2010 of our 3.375% Senior Notes due 2020, or 2020 Notes. Other, net expense was $0.5 million in 2011, consisting primarily of a loss of $3.2 million related to the impairment of a non-marketable third party equity investment, partially offset by $0.3 million in net gains on foreign currency derivative instruments and other foreign currency transactions and a gain of $1.9 million on the sale of a third party equity investment. Other, net expense was $16.4 million in 2010, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions.
Income Taxes
Our effective tax rate in 2012 was 28.1% compared to the effective tax rate of 27.8% in 2011. Included in our earnings before income taxes for 2012 are charges related to changes in the fair value of contingent consideration associated with certain business combination agreements of $5.4 million, upfront payments of $62.5 million associated with two agreements for the in-licensing of technologies from Molecular Partners AG, the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia of $0.9 million, external costs of stockholder derivative litigation and other legal costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses of $9.7 million, $0.9 million of interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings, restructuring charges of $5.7 million and impairment of intangible assets and related costs of $22.3 million. In 2012 we recorded no income tax benefits related to the changes in the fair value of contingent consideration liabilities, $15.7 million of income tax benefits related to the upfront payments associated with the two agreements for the in-licensing of technologies from Molecular Partners AG, $0.1 million of income tax benefits related to the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia, $1.3 million of income tax benefits related to external costs of stockholder derivative litigation and other legal costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, income tax benefits of $0.3 million related to interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings, $1.8 million of income tax benefits related to the restructuring charges and $8.2 million of income tax benefits related to the impairment of intangible assets and related costs. In 2012 we also recorded an income tax provision of $7.7 million for changes in estimated taxes related to uncertain tax positions included in prior year filings. Excluding the impact of the pretax charges of $107.4 million and the net income tax benefits of $19.7 million for the items discussed above, our adjusted effective tax rate for 2012 was 27.5%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for 2012 is summarized below:

2012
(in millions)
Earnings before income taxes, as reported	$1,533.3
Changes in the fair value of contingent consideration liabilities related to business combinations	5.4
Upfront payments associated with two agreements for the in-licensing of technologies from Molecular Partners AG	62.5
Fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia	0.9
External costs for stockholder derivative litigation and other legal contingency expenses	9.7
Interest expense associated with changes in estimated taxes related to uncertain tax positions in prior year filings	0.9
Restructuring charges	5.7
Impairment of intangible assets and related costs	22.3
$1,640.7

Provision for income taxes, as reported	$430.8
Income tax benefit (provision) for:
Changes in the fair value of contingent consideration liabilities related to business combinations	—
Upfront payments associated with two agreements for the in-licensing of technologies from Molecular Partners AG	15.7
Fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia	0.1
External costs for stockholder derivative litigation and other legal contingency expenses	1.3
Interest expense associated with changes in estimated taxes related to uncertain tax positions in prior year filings	0.3
Restructuring charges	1.8
Impairment of intangible assets and related costs	8.2
Changes in estimated taxes related to uncertain tax positions in prior year filings	(7.7)
$450.5
Adjusted effective tax rate	27.5%
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
Our effective tax rate in 2010 was 97.1%. Included in our earnings before income taxes for 2010 are total pre-tax charges of $609.2 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, a $369.1 million aggregate charge related to the impairment of the Sanctura® Assets and related costs, a $33.0 million charge related to the termination of a distributor agreement in Turkey, a $43.0 million charge for an upfront payment for technology that has not achieved regulatory approval, restructuring charges of $0.3 million and license fee income of $36.0 million related to an upfront fee for product rights we licensed to Bristol-Myers Squibb. In 2010, we recorded income tax benefits of $21.4 million related to the global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, $140.5 million related to the impairment of the Sanctura® Assets and related costs, $2.8 million related to the termination of a distributor agreement in Turkey, $15.6 million related to the upfront payment for technology that has not achieved regulatory approval and $0.2 million related to the restructuring charges, and an income tax expense of $13.7 million related to the upfront license fee income. Excluding the impact of the net pre-tax charges of $1,018.6 million and the net income tax benefits of $166.8 million for the items discussed above, our adjusted effective tax rate for 2010 was 28.0%.

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
The increase in the adjusted effective tax rate to 27.5% in 2012 compared to the adjusted effective tax rate in 2011 of 27.4% is primarily due to the negative impact of the expiration of the U.S. federal research and development tax credit, partially offset by an increase in the mix of earnings in lower tax rate jurisdictions, which resulted from an increase in the mix of earnings contributed by our Botox® product line as a percentage of our total operating income in 2012 compared to 2011. An extension of the U.S. federal research and development tax credit with retroactive effect for 2012 was signed into law on January 2, 2013. Accordingly, we will recognize an estimated tax benefit of approximately $17.3 million related to the U.S. federal research and development tax credit for the 2012 period in the first quarter of 2013.
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
Net Earnings Attributable to Noncontrolling Interest
Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $3.7 million in 2012, $3.6 million in 2011 and $4.3 million in 2010.
Net Earnings Attributable to Allergan, Inc.
Our net earnings attributable to Allergan, Inc. in 2012 were $1,098.8 million compared to net earnings attributable to Allergan, Inc. of $934.5 million in 2011. The $164.3 million increase in net earnings attributable to Allergan, Inc. was primarily the result of the increase in operating income of $248.2 million, partially offset by the increase in net non-operating expense of $14.6 million, the increase in net earnings attributable to noncontrolling interest of $0.1 million and the increase in the provision for income taxes of $69.2 million.
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
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $1,599.9 million in 2012 compared to $1,081.9 million in 2011 and $463.9 million in 2010. Cash flow from operating activities increased in 2012 compared to 2011 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in net operating assets and liabilities, principally trade receivables, inventories, other current assets, accounts payable, accrued expenses, income taxes and other non-current assets. In September 2012, we terminated the $300.0 million notional amount interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. In 2012, we made upfront and milestone payments of $62.5 million for various licensing and collaboration agreements compared to $125.0 million in 2011, which were included in our net earnings for the respective periods. In 2011, we paid $15.2 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox®. We paid pension contributions of $47.1 million in 2012 compared to $48.7 million in 2011.
Cash flow from operating activities increased in 2011 compared to 2010 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in accrued expenses and other liabilities, partially offset by an increase in cash used to fund changes in trade receivables, inventories, other current assets and accounts payable. In 2011, we made upfront and milestone payments of $125.0 million for various licensing and collaboration agreements compared to $43.0 million in 2010, which were included in our net earnings for the respective periods. In 2010, we received an upfront licensing fee receipt of $36.0 million that did not recur in 2011. In 2010, we recorded total pre-tax charges of $609.2 million in connection with the global settlement with the DOJ regarding our past U.S. sales and marketing practices related to certain therapeutic uses of Botox®. We paid $594.0 million of the global settlement costs in 2010 and the remaining $15.2 million in 2011. We paid pension contributions of $48.7 million in 2011 compared to $21.4 million in 2010.
Net cash used in investing activities was $589.3 million in 2012 compared to net cash provided by investing activities of $340.8 million in 2011 and net cash used in investing activities of $977.2 million in 2010. In 2012, we received $784.6 million from the maturities of short-term investments and $1.8 million from the sale of property, plant and equipment. In 2012, we purchased $865.2 million of short-term investments, paid $349.2 million, net of cash acquired, for the acquisition of SkinMedica, Inc., or SkinMedica, and the purchase of our distributor’s business related to our products in Russia and paid $4.1 million for trademarks and developed technology intangible assets. Additionally, we invested $143.3 million in new facilities and equipment and $13.9 million in capitalized software. We currently expect to invest between approximately $200 million and $250 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2013.
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
Net cash used in financing activities was $717.5 million in 2012 compared to $1,002.3 million in 2011 and net cash provided by financing activities of $563.0 million in 2010. In 2012, we repurchased approximately 10.0 million shares of our common stock for $909.0 million, paid $60.4 million in dividends to stockholders, made net repayments of notes payable of

$35.1 million and paid contingent consideration of $5.1 million. This use of cash was partially offset by $246.4 million received from the sale of stock to employees and $45.7 million in excess tax benefits from share-based compensation.
In 2011, we paid $808.9 million for the repayment and conversion of our 1.50% Convertible Senior Notes due 2026 ($649.7 million principal amount and $159.2 million equity repurchase), repurchased 6.0 million shares of our common stock for $461.7 million, paid $61.1 million in dividends to stockholders and paid contingent consideration of $3.0 million. This use of cash was partially offset by $30.7 million in net borrowings of notes payable, $264.0 million received from the sale of stock to employees and $37.7 million in excess tax benefits from share-based compensation.
In September 2010, we issued our 3.375% Senior Notes due 2020, or 2020 Notes, in a registered offering for an aggregate principal amount of $650.0 million and received proceeds of $648.0 million, net of original discount. Additionally, in 2010, we received $6.6 million in net borrowings of notes payable, $234.0 million from the sale of stock to employees and $27.1 million in excess tax benefits from share-based compensation. These amounts were partially reduced by the repurchase of 4.5 million shares of our common stock for $286.0 million, a cash payment of $6.1 million for offering fees related to the issuance of the 2020 Notes and $60.6 million in dividends paid to stockholders.
Effective February 1, 2013, our Board of Directors declared a cash dividend of $0.05 per share, payable March 21, 2013 to stockholders of record on February 28, 2013.
We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2012, we held approximately 7.2 million treasury shares under this program. Effective January 1, 2013, our current Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 6.0 million shares to be repurchased through March 31, 2013, and the plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws.
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
At December 31, 2012, we had a committed long-term credit facility, a commercial paper program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $800.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at December 31, 2012. At December 31, 2012, we had no borrowings under our committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $48.8 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.
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
On December 19, 2012, we completed the acquisition of SkinMedica for an upfront payment of $346.1 million, net of cash acquired. The terms of the agreement also include an additional payment of $25.0 million contingent upon acquired products achieving certain sales milestones.
On January 22, 2013, we announced that we have entered into a definitive merger agreement with MAP Pharmaceuticals, Inc., or MAP, whereby we expect to acquire 100% of the shares of MAP for a price of $25.00 per share. The transaction would be accomplished pursuant to a cash tender offer followed by a second step merger. The per share cash offer price represents a total equity value of approximately $958 million, on a fully-diluted basis. The acquisition is expected to close late in the first quarter or in the second quarter of 2013 and will be funded from a combination of our cash and equivalents and short-term borrowings under our commercial paper program.
On February 1, 2013, we completed our previously announced review of strategic options for maximizing the value of our obesity intervention business, and have formally committed to pursue a sale of that business unit. We currently expect to execute a signed agreement in the first half of 2013.
At December 31, 2012, we had net pension and postretirement benefit obligations totaling $263.2 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2013, we expect to pay pension contributions of between $40.0 million and $50.0 million for our U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for our other postretirement plan.
Generic versions of Elestat® and Sanctura XR® were launched in the United States in May 2011 and October 2012, respectively, and a generic version of Zymar® may be launched in the United States in the near future. In addition, our products compete with generic versions of some branded pharmaceutical products sold by our competitors. We do not believe that our liquidity will be materially impacted in 2013 by generic competition.
As of December 31, 2012, $1,741.3 million of our existing cash and equivalents and short-term investments are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2012, we had approximately $3,083.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.
We sell products to public and semi-public hospitals in Italy and Spain, which are wholly or partially funded by their respective sovereign governments. The following table provides information related to trade receivables outstanding as of December 31, 2012 from product net sales in Italy and Spain:

	Italy	Spain
	(in millions)
Trade receivables from public and semi-public hospitals primarily funded by the sovereign government	$25.4	$15.3
Trade receivables from other customers	8.9	13.8
Total trade receivables	$34.3	$29.1

Amount of trade receivables that is past due	$20.7	$15.3
Allowance for doubtful accounts	$8.9	$3.4
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
As of December 31, 2012, we have no significant trade accounts receivable from customers in Greece or Portugal that are primarily funded by their respective sovereign governments.

We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents and short-term investments, will provide us with sufficient resources to meet our current expected obligations, working capital requirements, debt service and other cash needs over the next year.
Inflation
Although at reduced levels in recent years and at the end of 2012, inflation continues to apply upward pressure on the cost of goods and services that we use. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.
Foreign Currency Fluctuations
Approximately 39.1% of our product net sales in 2012 were derived from operations outside the United States, and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as we deem appropriate. The net impact of foreign currency fluctuations on our sales was a decrease of $126.6 million in 2012 and an increase of $82.6 million in 2011. The 2012 sales decrease included $63.8 million related to the euro, $33.8 million related to the Brazilian real, $6.4 million related to the Indian rupee, $5.0 million related to the Turkish lira, $3.5 million related to the Mexican peso, $2.9 million related to the Canadian dollar, $2.1 million related to the U.K. pound and $9.1 million related to other currencies. The 2011 sales increase included $36.1 million related to the euro, $15.4 million related to the Australian dollar, $10.7 million related to the Brazilian real, $8.7 million related to the Canadian dollar, $5.6 million related to the U.K. pound and $6.1 million related to other currencies. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for a description of our accounting policy on foreign currency translation.
Contractual Obligations and Commitments
The table below presents information about our contractual obligations and commitments at December 31, 2012:

	Payments Due by Period
	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
	(in millions)
Debt obligations (a)	$118.6	$139.3	$888.9	$714.8	$1,861.6
Operating lease obligations	66.2	83.1	33.1	63.0	245.4
Purchase obligations	356.0	135.7	23.2	0.7	515.6
Pension minimum funding (b)	44.0	74.6	64.7	—	183.3
Other long-term obligations (c)	—	125.4	75.4	214.3	415.1
Total	$584.8	$558.1	$1,085.3	$992.8	$3,221.0
 ——————————

(a)	Debt obligations include expected principal and interest obligations, but exclude an unamortized amount related to a terminated interest rate swap of $44.6 million at December 31, 2012.

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

(c)	Other long-term obligations include contingent consideration liabilities, deferred executive compensation liabilities and certain other obligations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into derivative financial instruments for trading or speculative purposes. See Note 10, “Financial Instruments,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for activities relating to interest rate and foreign currency risk management.
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
As of December 31, 2012, we had no interest rate swap contracts outstanding. However, we may from time to time seek to enter into interest rate hedge transactions in the future.
Interest Rate Risk
Our interest income and expense are more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents and short-term investments and interest expense on our debt, as well as costs associated with foreign currency contracts.
On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt were recorded at fair value. The differential to be paid or received as interest rates change was accrued and recognized as an adjustment to interest expense related to the 2016 Notes. In September 2012, we terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, we added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap will be amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. As of December 31, 2012, the unamortized amount of the terminated interest rate swap that was included in the carrying value of the 2016 Notes was $44.6 million. At December 31, 2011, we recognized in our consolidated balance sheet an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $48.1 million. During 2012, 2011 and 2010, we recognized $13.8 million, $15.0 million and $15.1 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of December 31, 2012, the remaining unrecognized gain, net of tax, of $2.6 million is recorded as a component of accumulated other comprehensive loss.
At December 31, 2012, we had approximately $48.8 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.5 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at December 31, 2012 and 2011.

	December 31, 2012
	Maturing in							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,709.0	$—	$—	$—	$—	$—	$1,709.0	$1,709.0
Weighted Average Interest Rate	0.14%	—	—	—	—	—	0.14%
Foreign Time Deposits	341.7	—	—	—	—	—	341.7	341.7
Weighted Average Interest Rate	0.17%	—	—	—	—	—	0.17%
Other Cash Equivalents	685.0	—	—	—	—	—	685.0	685.0
Weighted Average Interest Rate	0.17%	—	—	—	—	—	0.17%
Total Cash Equivalents and Short-Term Investments	$2,735.7	$—	$—	$—	$—	$—	$2,735.7	$2,735.7
Weighted Average Interest Rate	0.15%	—	—	—	—	—	0.15%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$—	$843.9	$20.0	$648.5	$1,512.4	$1,673.0
Weighted Average Interest Rate	—	—	—	3.94%	5.65%	3.41%	3.74%
Other Variable Rate (non-US$)	48.8	—	—	—	—	—	48.8	48.8
Weighted Average Interest Rate	6.06%	—	—	—	—	—	6.06%
Total Debt Obligations	$48.8	$—	$—	$843.9	$20.0	$648.5	$1,561.2	$1,721.8
Weighted Average Interest Rate	6.06%	—	—	3.94%	5.65%	3.41%	3.81%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $44.6 million related to a terminated interest rate swap associated with the 2016 Notes.

	December 31, 2011
	Maturing in							Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,171.9	$—	$—	$—	$—	$—	$1,171.9	$1,171.9
Weighted Average Interest Rate	0.10%	—	—	—	—	—	0.10%
Foreign Time Deposits	189.1	—	—	—	—	—	189.1	189.1
Weighted Average Interest Rate	0.56%	—	—	—	—	—	0.56%
Other Cash Equivalents	1,078.9	—	—	—	—	—	1,078.9	1,078.9
Weighted Average Interest Rate	0.02%	—	—	—	—	—	0.02%
Total Cash Equivalents and Short-Term Investments	$2,439.9	$—	$—	$—	$—	$—	$2,439.9	$2,439.9
Weighted Average Interest Rate	0.10%	—	—	—	—	—	0.10%

LIABILITIES
Debt Obligations:
Fixed Rate (US$)	$25.0	$—	$—	$—	$799.0	$668.3	$1,492.3	$1,667.2
Weighted Average Interest Rate	7.47%	—	—	—	5.79%	3.48%	4.78%
Other Variable Rate (non-US$)	58.9	—	—	—	—	—	58.9	58.9
Weighted Average Interest Rate	10.05%	—	—	—	—	—	10.05%
Total Debt Obligations (a)	$83.9	$—	$—	$—	$799.0	$668.3	$1,551.2	$1,726.1
Weighted Average Interest Rate	9.28%	—	—	—	5.79%	3.48%	4.98%

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Fixed to Variable (US$)	$—	$—	$—	$—	$—	$300.0	$300.0	$48.1
Average Pay Rate	—	—	—	—	—	0.95%	0.95%
Average Receive Rate	—	—	—	—	—	5.75%	5.75%
——————————

(a)	Total debt obligations in the consolidated balance sheet at December 31, 2011 include debt obligations of $1,551.2 million and the interest rate swap fair value adjustment of $48.1 million.
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
We use foreign currency option contracts, which provide for the sale or purchase of foreign currencies to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of our business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won, Turkish lira, Polish zloty, Russian ruble, Swedish krona, South African rand and Swiss franc. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
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
The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2012 and 2011. The information is provided in U.S. dollars, as presented in our consolidated financial statements:

	December 31, 2012		December 31, 2011
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$8.3	83.88	$9.0	77.85
Australian dollar	17.3	1.05	17.3	0.99
Russian ruble	17.9	31.31	6.5	32.48
Polish zloty	1.1	3.14	1.5	3.48
New Zealand dollar	—	—	1.1	0.76
	$44.6		$35.4

Estimated fair value	$0.3		$(0.4)

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$39.6	1.32	$39.1	1.30

Estimated fair value	$—		$(0.3)

Foreign currency sold — put options:
Canadian dollar	$105.6	1.02	$83.2	0.99
Mexican peso	17.8	13.10	21.3	13.79
Australian dollar	67.9	1.00	50.9	1.01
Brazilian real	45.5	2.14	49.4	1.78
Euro	168.0	1.29	141.2	1.36
Korean won	20.1	1,086.16	21.3	1,143.10
Turkish lira	27.0	1.83	18.8	1.93
Polish zloty	8.7	3.19	8.8	3.41
Swiss franc	8.6	0.92	9.8	0.92
Russian ruble	10.6	31.74	—	—
Swedish krona	9.7	6.70	—	—
South African rand	12.1	8.94	—	—
	$501.6		$404.7

Estimated fair value	$9.9		$26.3

Item 8.	Financial Statements and Supplementary Data
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.
Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Further, management determined that, as of December 31, 2012, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information to be included in the sections entitled “Item No. 1 - Election of Directors” and “Corporate Governance” in the Proxy Statement to be filed by us with the U.S. Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2012, or the Proxy Statement, is incorporated herein by reference.
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
On May 24, 2012, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements and Supplementary Data:
The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data:”

(a)	2. Financial Statement Schedules:

Page Number
Schedule II — Valuation and Qualifying Accounts	F- 50
All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(a) 3. Exhibits:
 EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Allergan, Inc (incorporated by reference to Exhibit 3.1 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.'s Current Report on Form 8-K filed on October 7, 2008)

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

10.15	Allergan, Inc. Pension Plan (Restated 2013)

10.16
Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2011) (incorporated by reference to Exhibit 10.3 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 30, 2011)

10.17
First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011)

10.18	Allergan, Inc. Executive Severance Pay Plan (Effective January 2011) (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on December 21, 2010)

10.19	Allergan, Inc. 2011 Executive Bonus Plan (incorporated by reference to Annex A to Allergan, Inc.'s Proxy Statement filed on March 8, 2011)

10.20	Allergan, Inc. 2011 Executive Bonus Plan - 2013 Performance Objectives

10.21	Allergan, Inc. 2013 Management Bonus Plan

10.22
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
10.24
Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.30 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.25
Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.'s Current Report on Form 8-K filed on May 6, 2008)

10.26
Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.32 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.27
Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.'s Current Report on Form 8-K filed on May 6, 2008)

10.28
Form of Restricted Stock Award Grant Notice for Non-Employee Directors under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.34 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.29
Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.'s Current Report on Form 8-K filed on May 6, 2008)

10.30
Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.36 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009)

10.31
Allergan, Inc. 2011 Incentive Award Plan (formerly known as the Allergan, Inc. 2008 Incentive Award Plan) (incorporated by reference to Annex B to Allergan, Inc.'s Proxy Statement filed on March 8, 2011)

10.32
Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.33
Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.34
Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.35
Form of Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.36
Form of Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.37
Form of Restricted Stock Unit Award Grant Notice for Non-Employees Directors under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.38
Form of Restricted Stock Unit Award Grant Notice for Non-Employees Directors under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011)

Exhibit No.	Description
10.39
Form of Performance-Based Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011)

10.40	Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2011 Incentive Award Plan

10.41
Amended and Restated Credit Agreement, dated as of October 28, 2011, among Allergan, Inc. as Borrower and Guarantor, the Eligible Subsidiaries referred to therein, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A, as Administrative Agent, Citibank N.A., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on October 31, 2011)

10.42
Botox® - China License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.51 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 30, 2005)**

10.43
Amendment No. 1 to Botox® - China License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan Pharmaceuticals Holdings (Ireland) Ltd., Allergan Botox Limited, Allergan Pharmaceuticals Ireland, and Glaxo Group Limited (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on March 11, 2010)**

10.44
Botox® - Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 30, 2005)**

10.45
Amendment No. 1 to Botox® - Japan License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan K.K., Allergan NK, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to Allergan, Inc.'s Current Report on Form 8-K filed on March 11, 2010)**

10.46
Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference and included as Exhibit C to Exhibit 2.1 to Allergan, Inc.'s Current Report on Form 8-K/A filed on September 24, 2007)**

10.47
First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.48
License, Development, Supply and Distribution Agreement, dated as of October 28, 2008, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.61 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)**

10.49
First Amendment to License, Development, Supply and Distribution Agreement, dated as of April 20, 2009, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.62 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2009)

10.50
Amendment to License, Development, Supply and Distribution Agreement, dated as of June 13, 2011, among Allergan, Inc., Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended June 30, 2011)**

10.51
Second Amendment to License, Development, Supply and Distribution Agreement, dated as of January 29, 2013, among Allergan, Inc. Allergan Sales, LLC, Allergan USA, Inc. and Spectrum Pharmaceuticals, Inc.*

Exhibit No.	Description
10.52
License, Transfer, and Development Agreement, dated as of March 31, 2010, among Serenity Pharmaceuticals LLC and Allergan Sales, LLC, Allergan USA, Inc., and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on April 2, 2010)**

10.53	License and Collaboration Agreement, dated as of May 3, 2011, among Allergan, Inc., Allergan Sales, LLC, and Molecular Partners AG*

10.54
Collaboration Agreement, dated as of January 28, 2011, among MAP Pharmaceuticals, Inc., Allergan USA, Inc., Allergan Sales, LLC and Allergan, Inc. (incorporated by reference to Exhibit 10.55 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)**

10.55
First Amendment to Collaboration Agreement, dated May 10, 2011, among MAP Pharmaceuticals, Inc., Allergan USA, Inc., Allergan Sales, LLC and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended June 30, 2011)**

10.56
Co-Promotion Agreement, dated as of January 28, 2011, among MAP Pharmaceuticals, Inc., Allergan USA, Inc. and Allergan, Inc. (incorporated by reference to Exhibit 10.56 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)**

10.57
Agreement and Plan of Merger, dated as of January 22, 2013, among Allergan, Inc., Groundhog Acquisition, Inc. and MAP Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 of Allergan, Inc.'s Current Report on Form 8-K filed on January 23, 2013)

10.58
Agreement and Plan of Merger, dated as of July 18, 2011, among Allergan, Inc., Erythema Acquisition, Inc., Vicept Therapeutics, Inc. and the Shareholders' Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.'s Current Report on Form 8-K filed on July 22, 2011)**

10.59
Agreement and Plan of Merger, dated as of November 15, 2012, among Allergan, Inc., Aphrodite Acquisition, Inc., SkinMedica, Inc. and the Equityholders' Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.'s Current Report on Form 8-K filed on November 16, 2012)

10.60
Letter of Understanding, dated as of August 1, 2010, between Allergan, Inc. and Douglas S. Ingram (incorporated by reference to Exhibit 10.66 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended June 30, 2010)

10.61
Settlement Agreement, dated as of August 31, 2010, among Allergan, Inc., Allergan USA, Inc., the United States Department of Justice and the other parties listed therein (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on September 1, 2010)

10.62
Corporate Integrity Agreement, dated as of August 30, 2010, between Allergan, Inc. and the Office of Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to Allergan, Inc.'s Current Report on Form 8-K filed on September 1, 2010)

10.63
Plea Agreement, dated as of October 5, 2010, between Allergan, Inc. and the United States Attorney's Office for the Northern District of Georgia as counsel for the United States (incorporated by reference to Exhibit 10.70 to Allergan, Inc.'s Current Report on Form 10-Q for the Quarter ended September 30, 2011)

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
101
The following financial statements are from Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

 ——————————
* Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the U.S. Securities and Exchange Commission.

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

Date: February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	February 26, 2013	By	/S/ DAVID E.I. PYOTT
David E.I. Pyott
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 26, 2013	By	/S/ JEFFREY L. EDWARDS
Jeffrey L. Edwards
Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

Date:	February 26, 2013	By	/S/ JAMES F. BARLOW
James F. Barlow
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Date:	February 26, 2013	By	/S/ HERBERT W. BOYER
Herbert W. Boyer, Ph.D.,
Vice Chairman of the Board

Date:	February 26, 2013	By	/S/ DEBORAH DUNSIRE
Deborah Dunsire, M.D., Director

Date:	February 26, 2013	By	/S/ MICHAEL R. GALLAGHER
Michael R. Gallagher, Director

Date:	February 22, 2013	By	/S/ DAWN HUDSON
Dawn Hudson, Director

Date:	February 26, 2013	By	/S/ TREVOR M. JONES
Trevor M. Jones, Ph.D., Director

Date:	February 26, 2013	By	/S/ LOUIS J. LAVIGNE, JR.
Louis J. Lavigne, Jr., Director

Date:	February 17, 2013	By	/S/ PETER J. MCDONNELL
Peter J. McDonnell, M.D., Director

Date:	February 26, 2013	By	/S/ TIMOTHY D. PROCTOR
Timothy D. Proctor, Director

Date:	February 26, 2013	By	/S/ RUSSELL T. RAY
Russell T. Ray, Director

Date:	February 26, 2013	By	/S/ STEPHEN J. RYAN
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Allergan. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Allergan’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on internal control over financial reporting as of December 31, 2012.
Management has used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of Allergan’s internal control over financial reporting. Management has concluded that Allergan’s internal control over financial reporting was effective as of December 31, 2012, based on those criteria.
David E.I. Pyott
Chairman of the Board,
President and
Chief Executive Officer
(Principal Executive Officer)

Jeffrey L. Edwards
Executive Vice President,
Finance and Business Development,
Chief Financial Officer
(Principal Financial Officer)
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited Allergan, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allergan, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Allergan, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allergan, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Allergan, Inc. and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited the accompanying consolidated balance sheets of Allergan, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allergan, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allergan, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 26, 2013

ALLERGAN, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and equivalents	$2,701.8	$2,406.1
Short-term investments	260.6	179.9
Trade receivables, net	764.2	730.6
Inventories	282.9	249.7
Other current assets	449.3	482.0
Total current assets	4,458.8	4,048.3
Investments and other assets	192.1	247.1
Deferred tax assets	206.9	152.6
Property, plant and equipment, net	852.9	807.0
Goodwill	2,239.5	2,088.4
Intangibles, net	1,229.1	1,165.2
Total assets	$9,179.3	$8,508.6
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$48.8	$83.9
Accounts payable	233.1	200.4
Accrued compensation	223.7	200.6
Other accrued expenses	589.6	470.1
Total current liabilities	1,095.2	955.0
Long-term debt	1,512.4	1,515.4
Other liabilities	709.1	705.8
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,537,860 and 307,527,460 shares as of December 31, 2012 and 2011, respectively	3.1	3.1
Additional paid-in capital	2,900.6	2,761.8
Accumulated other comprehensive loss	(244.6)	(241.4)
Retained earnings	3,832.1	2,969.3
	6,491.2	5,492.8
Less treasury stock, at cost (7,213,757 and 2,254,935 shares as of December 31, 2012 and 2011, respectively)	(654.1)	(183.2)
Total stockholders’ equity	5,837.1	5,309.6
Noncontrolling interest	25.5	22.8
Total equity	5,862.6	5,332.4
Total liabilities and equity	$9,179.3	$8,508.6

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Product net sales	$5,708.8	$5,347.1	$4,819.6
Other revenues	97.3	72.0	99.8
Total revenues	5,806.1	5,419.1	4,919.4

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	775.5	748.7	722.0
Selling, general and administrative	2,268.4	2,246.6	2,017.6
Research and development	989.6	902.8	804.6
Amortization of intangible assets	131.3	127.6	138.0
Legal settlement	—	—	609.2
Impairment of intangible assets and related costs	22.3	23.7	369.1
Restructuring charges	5.7	4.6	0.3
Operating income	1,613.3	1,365.1	258.6

Non-operating income (expense):
Interest income	6.7	6.9	7.3
Interest expense	(63.6)	(71.8)	(78.7)
Other, net	(23.1)	(0.5)	(16.4)
	(80.0)	(65.4)	(87.8)

Earnings before income taxes	1,533.3	1,299.7	170.8
Provision for income taxes	430.8	361.6	165.9

Net earnings	1,102.5	938.1	4.9
Net earnings attributable to noncontrolling interest	3.7	3.6	4.3
Net earnings attributable to Allergan, Inc.	$1,098.8	$934.5	$0.6

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$3.64	$3.07	$0.00
Diluted	$3.58	$3.01	$0.00

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2012	2011	2010

Net earnings	$1,102.5	$938.1	$4.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9.6	(42.6)	(3.2)
Reclassification adjustment for foreign currency translation gains included in net earnings from the substantially complete liquidation of an investment in a foreign subsidiary	—	(9.4)	—
Amortization of deferred holding gains on derivatives designated as cash flow hedges included in net earnings, net of tax benefit of $0.6 million for the year ended December 31, 2012 and $0.5 million for the years ended December 31, 2011 and 2010, respectively	(0.7)	(0.8)	(0.8)
Pension and postretirement benefit plan adjustments:
Net loss, net of tax benefit of $1.1 million, $24.9 million and $20.2 million for the years ended December 31, 2012, 2011 and 2010, respectively	(35.9)	(62.7)	(53.5)
Net gain on remeasurement of postretirement benefit plan liability, net of tax expense of $7.4 million	—	13.1	—
Amortization, net of tax expense of $0.8 million, $5.1 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively	25.1	12.7	8.2
Other comprehensive loss	(1.9)	(89.7)	(49.3)

Total comprehensive income (loss)	1,100.6	848.4	(44.4)
Comprehensive income attributable to noncontrolling interest	5.0	2.4	5.1

Comprehensive income (loss) attributable to Allergan, Inc.	$1,095.6	$846.0	$(49.5)

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Par Value				Shares	Amount
Balance December 31, 2009	307.5	$3.1	$2,730.3	$(102.8)	$2,356.7	(3.1)	$(164.5)	$21.1	$4,843.9
Net earnings					0.6			4.3	4.9
Other comprehensive (loss) income				(50.1)				0.8	(49.3)
Dividends ($0.20 per share)					(60.9)				(60.9)
Stock options exercised					(73.9)	5.4	305.1		231.2
Excess tax benefits from share-based compensation			27.1						27.1
Activity under other stock plans			2.6		0.7	0.1	3.9		7.2
Purchase of treasury stock						(4.5)	(286.0)		(286.0)
Stock-based award activity			55.5		2.7	0.1	7.6		65.8
Noncontrolling interest from an acquisition								(0.4)	(0.4)
Dividends to noncontrolling interest								(2.4)	(2.4)
Balance December 31, 2010	307.5	3.1	2,815.5	(152.9)	2,225.9	(2.0)	(133.9)	23.4	4,781.1
Net earnings					934.5			3.6	938.1
Other comprehensive loss				(88.5)				(1.2)	(89.7)
Dividends ($0.20 per share)					(61.1)				(61.1)
Stock options exercised			0.7		(131.2)	5.5	394.5		264.0
Excess tax benefits from share-based compensation			37.7						37.7
Activity under other stock plans			0.1		(0.4)		6.3		6.0
Purchase of treasury stock						(6.0)	(461.7)		(461.7)
Stock-based award activity			67.0		1.6	0.2	11.6		80.2
Repurchase of equity component of convertible borrowings			(159.2)						(159.2)
Dividends to noncontrolling interest								(3.0)	(3.0)
Balance December 31, 2011	307.5	3.1	2,761.8	(241.4)	2,969.3	(2.3)	(183.2)	22.8	5,332.4
Net earnings					1,098.8			3.7	1,102.5
Other comprehensive (loss) income				(3.2)				1.3	(1.9)
Dividends ($0.20 per share)					(60.4)				(60.4)
Stock options exercised			0.6		(177.3)	4.9	422.9		246.2
Excess tax benefits from share-based compensation			45.7						45.7
Activity under other stock plans			(0.2)			0.1	6.6		6.4
Purchase of treasury stock						(10.0)	(909.0)		(909.0)
Stock-based award activity			92.7		1.7	0.1	8.6		103.0
Dividends to noncontrolling interest								(2.3)	(2.3)
Balance December 31, 2012	307.5	$3.1	$2,900.6	$(244.6)	$3,832.1	(7.2)	$(654.1)	$25.5	$5,862.6

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$1,102.5	$938.1	$4.9
Non-cash items included in net earnings:
Depreciation and amortization	256.6	253.4	257.1
Amortization of original issue discount and debt issuance costs	1.9	9.7	28.4
Amortization of net realized gain on interest rate swap	(7.7)	(1.3)	(1.3)
Deferred income tax benefit	(88.3)	(68.9)	(249.1)
Loss on disposal and impairment of assets	5.7	—	17.9
Unrealized loss (gain) on derivative instruments	15.3	(11.1)	7.6
Expense of share-based compensation plans	109.1	86.3	73.9
Legal settlement	—	—	15.2
Impairment of intangible assets and related costs	22.3	20.4	369.1
Expense from changes in fair value of contingent consideration	5.4	11.9	7.9
Restructuring charges	5.7	4.6	0.3
Loss on investments, net	—	1.3	—
Changes in operating assets and liabilities:
Trade receivables	(34.3)	(105.6)	(71.4)
Inventories	(7.3)	(24.0)	(5.6)
Other current assets	(16.0)	(33.1)	7.3
Other non-current assets	44.1	(13.4)	(18.6)
Accounts payable	32.7	(19.3)	8.6
Accrued expenses	73.1	39.1	34.4
Income taxes	52.4	(19.8)	(17.6)
Other liabilities	26.7	13.6	(5.1)
Net cash provided by operating activities	1,599.9	1,081.9	463.9

Cash flows from investing activities:
Purchases of short-term investments	(865.2)	(571.1)	(824.1)
Acquisitions, net of cash acquired	(349.2)	(101.4)	(69.8)
Additions to property, plant and equipment	(143.3)	(118.6)	(102.8)
Additions to capitalized software	(13.9)	(11.2)	(13.3)
Additions to intangible assets	(4.1)	(0.3)	(40.9)
Contractual purchase price adjustment to prior acquisition	—	—	(1.7)
Proceeds from maturities of short-term investments	784.6	1,140.3	75.0
Proceeds from sale of equity investments	—	1.9	—
Proceeds from sale of property, plant and equipment	1.8	1.2	0.4
Net cash (used in) provided by investing activities	(589.3)	340.8	(977.2)

Cash flows from financing activities:
Repayments of convertible borrowings	—	(808.9)	—
Dividends to stockholders	(60.4)	(61.1)	(60.6)
Payments to acquire treasury stock	(909.0)	(461.7)	(286.0)
Payments of contingent consideration	(5.1)	(3.0)	—
Net (repayments) borrowings of notes payable	(35.1)	30.7	6.6
Debt issuance costs	—	—	(6.1)
Proceeds from issuance of senior notes, net of discount	—	—	648.0
Sale of stock to employees	246.4	264.0	234.0
Excess tax benefits from share-based compensation	45.7	37.7	27.1
Net cash (used in) provided by financing activities	(717.5)	(1,002.3)	563.0

Effect of exchange rate changes on cash and equivalents	2.6	(5.5)	(5.6)
Net increase in cash and equivalents	295.7	414.9	44.1
Cash and equivalents at beginning of period	2,406.1	1,991.2	1,947.1
Cash and equivalents at end of period	$2,701.8	$2,406.1	$1,991.2

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amount capitalized	$64.2	$64.5	$48.0
Income taxes, net of refunds	$407.0	$399.3	$410.8

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
Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in equity. Aggregate net realized and unrealized (losses) gains resulting from foreign currency transactions and derivative contracts of approximately $(23.4) million, $0.3 million and $(17.8) million for the years ended December 31, 2012, 2011 and 2010, respectively, are included in “Other, net” in the Company’s consolidated statements of earnings.
Cash and Equivalents
The Company considers cash in banks, repurchase agreements, commercial paper, money-market funds and deposits with financial institutions with maturities of three months or less when purchased and that can be liquidated without prior notice or penalty, to be cash and equivalents.
Short-Term Investments
Short-term investments consist primarily of investment grade commercial paper with maturities from three months to one year when purchased and are classified as available-for-sale. As of December 31, 2012, short-term investments are valued at cost, which approximates fair value due to their short-term maturities.
Investments
The Company has non-marketable equity investments in conjunction with its various collaboration arrangements. The non-marketable equity investments represent investments in start-up technology companies and are recorded at cost. The non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in earnings as a loss.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually. Intangible assets include developed technology, customer relationships, licensing agreements, trademarks, core technology and other rights, which are being amortized over their estimated useful lives ranging from two years to 21 years, and in-process research and development assets with indefinite useful lives that are not amortized, but instead tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the in-process research and development assets are either amortized over their estimated useful lives or written-off immediately.
Treasury Stock
Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 18.4 million repurchased shares in its treasury account at any one time. As of December 31, 2012 and 2011, the Company held approximately 7.2 million and 2.3 million treasury shares, respectively, under this program.
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
The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $4.4 million and $4.5 million at December 31, 2012 and 2011, respectively. The Company permits returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Estimated allowances for sales returns are based upon the Company’s historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in the Company’s consolidated balance sheets at December 31, 2012 and 2011 were $78.9 million and $68.5 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in the Company’s consolidated balance sheets. (See Note 4, “Composition of Certain Financial Statement Captions.”) Actual historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
The Company participates in various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid, Medicare and the U.S. Department of Veterans Affairs. Sales rebate and other incentive programs also include contractual volume rebate programs and chargebacks, which are contractual discounts given primarily to federal government agencies, health maintenance organizations, pharmacy benefits managers and group purchasing organizations. The Company also offers rebate and other incentive programs for its aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in the Company’s consolidated balance sheets. (See Note 4, “Composition of Certain Financial Statement Captions.”) The amounts accrued for sales rebates and other incentive programs were $270.6 million and $249.1 million at December 31, 2012 and 2011, respectively.
The Company’s procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Contingent Consideration
Contingent consideration liabilities represent future amounts the Company may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. The Company estimates the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using the Company's estimated cost of borrowing. The Company evaluates its estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the Company’s consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $224.3 million and $214.6 million at December 31, 2012 and 2011, respectively, and was included in "Other accrued expenses" and "Other liabilities" in the consolidated balance sheets.
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The fair value of stock option awards that vest based solely on a service condition is estimated using the Black-Scholes option-pricing model. The fair value of share-based awards that contain a market condition is generally estimated using a Monte Carlo simulation model, and the fair value of modifications to share-based awards is generally estimated using a lattice model.
Advertising Expenses
Advertising expenses relating to production costs are expensed as incurred and the costs of television time, radio time and space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $162.2 million, $177.3 million and $171.4 million in 2012, 2011 and 2010, respectively.
Product Liability Self-Insurance
As of June 1, 2012, the Company is largely self-insured for future product liability losses related to all of its products. The Company has historically been and continues to be self-insured for any product liability losses related to its breast implant products. The Company maintains third party insurance coverage that it believes is adequate to cover potential product liability losses for injuries alleged to have occurred prior to June 1, 2011 related to Botox® and  Botox® Cosmetic and prior to June 1,

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2012 related to all of its other products. In addition, as a part of its current self-insurance product liability practice, the Company maintains a layer of insurance coverage for potential product liability losses, excluding breast implant products, above a minimum self-insured amount. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, the Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage.
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
Valuation allowances against the Company’s deferred tax assets were $22.6 million and $14.9 million at December 31, 2012 and December 31, 2011, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.
The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2012, the Company had approximately $3,083.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these earnings were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.
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
On June 17, 2011, the Company acquired Alacer Biomedical, Inc. for an aggregate purchase price of approximately $7.0 million, net of cash acquired. On July 1, 2011, the Company purchased the commercial assets related to the selling and distribution of the Company’s products from its distributor in South Africa for $8.6 million, net of a $2.2 million pre-existing receivable from the distributor. On July 22, 2011, the Company acquired Vicept Therapeutics, Inc. for $74.1 million in cash and estimated contingent consideration of $163.0 million as of the acquisition date. On August 8, 2011, the Company acquired Precision Light, Inc. for $11.7 million in cash and estimated contingent consideration of $6.2 million as of the acquisition date. On February 1, 2012, the Company purchased the commercial assets related to the selling and distribution of the Company's products from its distributor in Russia for $3.1 million in cash, net of a $6.6 million pre-existing net receivable from the distributor, and estimated contingent consideration of $4.7 million as of the acquisition date. On December 19, 2012, the Company acquired SkinMedica, Inc. for $346.1 million in cash and estimated contingent consideration of $2.2 million as of the acquisition date. The Company accounted for these acquisitions as business combinations. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

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
Recently Adopted Accounting Standards
In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also required an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income, but in December 2011, the FASB issued an accounting standards update that deferred this requirement. This guidance became effective for fiscal years beginning after December 15, 2011. The Company adopted the provisions of the guidance in the first quarter of 2012 and elected to present items of net income and other comprehensive income in two separate but consecutive statements.
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
New Accounting Standards Not Yet Adopted
In February 2013, the FASB issued an accounting standards update that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance will be effective for reporting periods beginning after December 15, 2012, which will be the Company's fiscal year 2013, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.
In January 2013, the FASB approved the issuance of an accounting standards update that provides guidance on the accounting for the cumulative translation adjustment (CTA) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this guidance, an entity should recognize the CTA in earnings based on meeting certain criteria, including when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity or upon a sale or transfer that results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. This guidance is expected to be effective for fiscal years beginning on or after December 15, 2013, which will be the Company's fiscal year 2014, with early adoption permitted. The Company currently does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2:  Acquisitions and Collaborations
SkinMedica Acquisition
On December 19, 2012, the Company completed the acquisition of SkinMedica, Inc. (SkinMedica), a privately-held aesthetics skin care company based in the United States focused on developing and commercializing products that improve the appearance of skin, for an upfront payment of $346.1 million, net of cash acquired. The Company is also required to pay an additional $25.0 million contingent upon acquired products achieving certain sales milestones. The estimated fair value of the contingent consideration as of the acquisition date was $2.2 million. The acquisition was funded from current cash and equivalents balances.
The Company recognized tangible and intangible assets acquired, liabilities assumed and the contingent consideration liability in connection with the SkinMedica acquisition based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recognized as goodwill. The goodwill acquired in the SkinMedica acquisition is not deductible for federal income tax purposes. In connection with the acquisition, the Company acquired assets with a fair value of $424.5 million, consisting of current assets of $30.2 million, property, plant and equipment of $6.6 million, deferred tax assets of $46.4 million, intangible assets of $198.6 million and goodwill of $142.7 million, and assumed liabilities of $76.2 million, consisting of current liabilities of $11.3 million and non-current deferred tax liabilities of $64.9 million. As of December 31, 2012, the total estimated fair value of the contingent consideration of $2.2 million was included in “Other liabilities.”
The intangible assets consist of developed technology, customer relationships, trademarks and an in-process research and development asset. Acquired developed technology assets consist of the currently marketed SkinMedica® family of products, including TNS products, Vaniqa®, Lytera™ and Scar recovery gel. The amounts assigned to each class of intangible assets and the related weighted average amortization periods are summarized in the following table:

	Value of Intangible Assets Acquired	Weighted Average Amortization Period
	(in millions)	(in years)
Developed technology	$87.1	10.6
Customer relationships	50.6	2.7
Trademarks	60.6	15.0
In-process research and development	0.3	—
	$198.6
Goodwill represents the excess of the SkinMedica purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The SkinMedica acquisition complements the Company's existing facial aesthetics business and enables the Company to take a leadership position in the growing ‘physician dispensed’ topical aesthetics skin care market and to create certain sales and marketing operating synergies, which the Company believes support the amount of goodwill recognized as a result of the purchase price paid for SkinMedica, in relation to other acquired tangible and intangible assets.
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
The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $3.1 million, net of a $6.6 million pre-existing net receivable from the distributor, and is also required to pay additional contingent consideration based on certain contractual obligations of the former distributor over a two year period from the acquisition date. The estimated fair value of the contingent consideration as of the acquisition date was $4.7 million. The Company acquired assets with a fair value of $14.4 million, consisting of inventories of $2.0 million, intangible assets of $8.6 million and goodwill of $3.8 million. No liabilities were assumed in connection with the purchase. The intangible assets relate to customer relationships that have an estimated useful life of three years and other contractual rights that have an

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

estimated useful life of two years. As of December 31, 2012, the total estimated fair value of the contingent consideration was $4.9 million, of which $3.0 million was included in "Other accrued expenses" and $1.9 million was included in “Other liabilities.”
Precision Light Acquisition
On August 8, 2011, the Company completed the acquisition of Precision Light, Inc. (Precision Light), a privately-held medical device company based in the United States focused on developing breast, facial and body imaging systems to simulate the outcome of aesthetic medical procedures, including breast surgery, for an upfront payment of $11.7 million, net of cash acquired. The Company is also required to pay additional contingent consideration based on the achievement of certain commercial milestones. The estimated fair value of the contingent consideration as of the acquisition date was $6.2 million. In connection with the acquisition, the Company acquired assets with a fair value of $28.0 million, consisting of an intangible asset of $20.2 million, non-current deferred tax assets of $1.2 million and goodwill of $6.6 million, and assumed liabilities of $10.1 million, consisting of current liabilities of $2.6 million and non-current deferred tax liabilities of $7.5 million. The intangible asset relates to distribution rights that have an estimated useful life of five years. As of December 31, 2012, the total estimated fair value of the contingent consideration was $6.9 million, of which $1.0 million was included in "Other accrued expenses" and $5.9 million was included in “Other liabilities.”
Vicept Acquisition
On July 22, 2011, the Company completed the acquisition of Vicept Therapeutics, Inc. (Vicept), a privately-held dermatology company based in the United States focused on developing a novel compound to treat erythema (redness) associated with rosacea, for an upfront payment of $74.1 million, net of cash acquired, plus up to an aggregate of $200.0 million in payments contingent upon achieving certain future development and regulatory milestones plus additional payments contingent upon acquired products achieving certain sales milestones. The estimated fair value of the contingent consideration as of the acquisition date was $163.0 million. In connection with the acquisition, the Company acquired assets with a fair value of $343.8 million, consisting of an in-process research and development asset of $287.0 million, non-current deferred tax assets of $7.6 million and goodwill of $49.2 million, and assumed liabilities of $106.7 million, consisting of current liabilities of $2.3 million and non-current deferred tax liabilities of $104.4 million. As of December 31, 2012, the total estimated fair value of the contingent consideration was $160.0 million, of which $49.8 million was included in "Other accrued expenses" and $110.2 million was included in “Other liabilities.”
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
MAP Collaboration
On January 28, 2011, the Company entered into a collaboration agreement and a co-promotion agreement with MAP Pharmaceuticals, Inc. (MAP) for the exclusive development and commercialization by the Company and MAP of Levadex® within the United States to certain headache specialist physicians for the acute treatment of migraine in adults, migraine in adolescents and other indications that may be approved by the parties. Levadex® is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine administered by using MAP’s proprietary Tempo® delivery system. Under the terms of the agreements, the Company made a $60.0 million upfront payment to MAP in February 2011, which was recorded as selling, general and administrative (SG&A) expense in the first quarter of 2011. The terms of the agreements also include up to $97.0 million in additional payments to MAP upon MAP meeting certain development and regulatory milestones. In August 2011, the Company made a $20.0 million milestone payment to MAP for the U.S. Food and Drug Administration (FDA) acceptance of its New Drug Application for Levadex®, which was recorded as SG&A expense in the third quarter of 2011. The upfront and milestone payments were expensed because Levadex® has not yet achieved regulatory approval. If Levadex® receives FDA approval, the Company and MAP will equally share profits from sales of Levadex® generated from its commercialization to neurologists and pain specialists in the United States. On January 22, 2013, the Company announced that it has entered into a definitive merger agreement with MAP whereby the Company will acquire 100% of the shares of MAP. See Note 17, "Subsequent Events," for additional information concerning the announced merger agreement with MAP.
Other Collaborations
In March 2010, the Company and Serenity Pharmaceuticals, LLC (Serenity) entered into an agreement for the license, development and commercialization of a Phase III investigational drug currently in clinical development for the treatment of nocturia, a common urological disorder in adults characterized by frequent urination at night time. In conjunction with the agreement, the Company made an upfront payment to Serenity of $43.0 million in 2010, which was recorded as R&D expense in the first quarter of 2010 because the technology has not yet achieved regulatory approval. In December 2010, the Company and Serenity executed a letter agreement which specified terms and conditions governing additional development activities for a new Phase III trial which were not set forth in the original agreement. Under the letter agreement, the Company agreed to share 50% of the cost of additional development activities for the new Phase III trial. Since the Company is providing a significant amount of the funding for the new Phase III trial, it determined that Serenity is a variable interest entity (VIE). However, the Company determined that it is not the primary beneficiary of the VIE because it does not possess the power to direct Serenity’s research and development activities, which are the activities that most significantly impact Serenity’s economic performance. The Company’s maximum future exposure to loss is the Company's share of additional development activities.
In March 2010, the Company and Bristol-Myers Squibb Company (Bristol-Myers Squibb) entered into an agreement for the development and commercialization of an investigational drug for neuropathic pain. Under the terms of the agreement, the Company granted to Bristol-Myers Squibb exclusive worldwide rights to develop, manufacture, and commercialize the

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

investigational drug for neuropathic pain and backup compounds. In conjunction with the agreement, the Company received a net upfront payment of $36.0 million in 2010, which was recorded as other revenue in the first quarter of 2010. In November 2012, Bristol-Myers Squibb notified the Company of its decision to terminate the agreement, effective as of February 13, 2013.
As of December 31, 2012, the Company has aggregate potential future milestone receipts of approximately $86.0 million for the achievement of development, regulatory and sales milestones in connection with certain collaboration agreements. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

Note 3:  Restructuring Charges and Integration Costs
2012 Restructuring and Realignment Plan
In 2012, the Company initiated a restructuring and realignment plan to streamline the obesity intervention business and promote organizational efficiency. Specifically, the initiatives primarily involve eliminating a number of positions in the U.S. sales, R&D and support staff functions associated with the obesity intervention business, integrating several customer service departments into a single new call center in Austin, Texas and relocating certain other back-office functions to the Austin facility. As a result, in 2012 the Company recorded $5.0 million of restructuring charges, consisting of $4.1 million of employee severance and other one-time termination benefits for approximately 64 people affected by the workforce reduction and $0.9 million of contract termination costs. In addition, the Company recorded $2.1 million of SG&A expenses and $0.3 million of R&D expenses in 2012 related to the restructuring and realignment initiatives. As of December 31, 2012, the Company has substantially completed all activities related to the 2012 restructuring and realignment plan.
Discontinued Development of EasyBand™
In March 2011, the Company decided to discontinue development of the EasyBand™ Remote Adjustable Gastric Band System (EasyBand™), a technology that the Company acquired in connection with its 2007 acquisition of EndoArt SA, or EndoArt, and close the related research and development facility in Switzerland. As a result, during 2011 the Company recorded a pre-tax impairment charge of $16.1 million for the intangible assets associated with the EasyBand™ technology, fixed asset impairment charges of $2.2 million and a gain of $9.4 million from the substantially complete liquidation of the Company’s investment in a foreign subsidiary. In addition, the Company recorded $4.7 million of restructuring charges, consisting of $3.0 million of employee severance and other one-time termination benefits for approximately 30 people affected by the facility closure, $1.6 million of contract termination costs and $0.1 million of other related costs. In 2012, the Company recorded a $0.1 million restructuring charge reversal primarily related to employee severance and other one-time termination benefits.
Other Restructuring Activities and Integration Costs
Included in 2012, 2011 and 2010 are $0.8 million of restructuring charges, a $0.1 million restructuring charge reversal and $0.3 million of restructuring charges, respectively, related to restructuring activities initiated in prior years.
Included in 2012 are $0.1 million of cost of sales and $2.3 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in 2011 and 2010 are $2.6 million and $2.0 million, respectively, of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4:  Composition of Certain Financial Statement Captions

	December 31,
	2012	2011
	(in millions)
Trade receivables, net
Trade receivables	$821.4	$793.7
Less allowance for sales returns — medical device products	28.9	31.2
Less allowance for doubtful accounts	28.3	31.9
	$764.2	$730.6

Inventories
Finished products	$185.3	$167.1
Work in process	41.5	37.5
Raw materials	56.1	45.1
	$282.9	$249.7

Other current assets
Prepaid expenses	$149.9	$165.9
Deferred taxes	249.1	239.5
Other	50.3	76.6
	$449.3	$482.0

Investments and other assets
Deferred executive compensation investments	$81.7	$70.9
Capitalized software	47.3	57.8
Prepaid pensions	5.7	3.5
Prepaid royalties	—	4.9
Interest rate swap fair value	—	48.1
Debt issuance costs	8.0	9.5
Non-marketable equity investments	9.0	9.0
Other	40.4	43.4
	$192.1	$247.1

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2012	2011
	(in millions)
Property, plant and equipment, net
Land	$61.9	$58.9
Buildings	884.4	816.5
Machinery and equipment	711.3	653.8
	1,657.6	1,529.2
Less accumulated depreciation	804.7	722.2
	$852.9	$807.0

Other accrued expenses
Sales rebates and other incentive programs	$270.6	$249.1
Royalties	26.0	27.0
Interest	18.2	15.0
Sales returns — specialty pharmaceutical products	50.0	37.3
Product warranties — breast implant products	6.7	6.5
Contingent consideration	59.0	4.9
Other	159.1	130.3
	$589.6	$470.1

Other liabilities
Postretirement benefit plan	$46.6	$41.3
Qualified and non-qualified pension plans	218.3	204.4
Deferred executive compensation	85.3	75.0
Deferred income	75.1	81.1
Contingent consideration	165.3	209.7
Product warranties — breast implant products	27.7	26.1
Unrecognized tax benefit liabilities	53.8	39.3
Other	37.0	28.9
	$709.1	$705.8

Accumulated other comprehensive loss
Foreign currency translation adjustments	$(25.2)	$(33.5)
Deferred holding gains on derivative instruments, net of taxes of $1.7 million and $2.3 million for 2012 and 2011, respectively	2.6	3.3
Actuarial losses not yet recognized as a component of pension and postretirement benefit plan costs, net of taxes of $106.6 million and $106.3 million for 2012 and 2011, respectively	(222.0)	(211.2)
	$(244.6)	$(241.4)
At December 31, 2012 and 2011, approximately $10.0 million and $7.8 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant. At December 31, 2012 and 2011, approximately $14.8 million and $7.7 million, respectively, of specific reserves for sales returns related to certain genericized eye care pharmaceuticals and urologics products are included in accrued sales returns – specialty pharmaceutical products.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5:  Intangibles and Goodwill
Intangibles
At December 31, 2012 and 2011, the components of intangibles and certain other related information were as follows:

	December 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$1,202.8	$(525.1)	13.3	$1,111.0	$(435.1)	13.5
Customer relationships	54.5	(1.2)	2.7	42.3	(42.3)	3.1
Licensing	185.9	(157.8)	9.3	185.8	(137.2)	9.3
Trademarks	87.9	(25.3)	12.3	26.7	(25.0)	6.2
Core technology	182.0	(83.7)	15.2	181.3	(71.4)	15.2
Other	43.9	(14.1)	6.4	38.5	(5.4)	6.9
	1,757.0	(807.2)	12.5	1,585.6	(716.4)	12.6
Unamortizable Intangible Assets:
In-process research and development	279.3	—		296.0	—
	$2,036.3	$(807.2)		$1,881.6	$(716.4)
Developed technology consists primarily of current product offerings, primarily breast aesthetics products, obesity intervention products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with business combinations. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of proprietary technology associated with silicone gel breast implants, gastric bands and intragastric balloon systems acquired in connection with the Company's 2006 acquisition of Inamed Corporation, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist primarily of acquired product registration rights, distributor relationships, distribution rights, government permits and non-compete agreements. The in-process research and development assets consist primarily of a novel compound to treat erythema associated with rosacea acquired in connection with the Company’s acquisition of Vicept in July 2011 that is currently under development and an intangible asset associated with technology acquired in connection with the Company’s acquisition of Alacer in June 2011 that is not yet commercialized.
In the fourth quarter of 2012, the Company recorded a pre-tax charge of $17.0 million related to the partial impairment of the in-process research and development asset acquired in connection with the Company’s 2011 acquisition of Vicept. The impairment charge was recognized because the carrying amount of the asset was determined to be in excess of its estimated fair value.
In March 2011, the Company discontinued development of EasyBand™, a technology that the Company acquired in connection with its 2007 acquisition of EndoArt. As a result, in the first quarter of 2011 the Company recorded a pre-tax impairment charge of $16.1 million for the developed technology and core technology associated with the EasyBand™ technology.
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
In the third quarter of 2010, the Company concluded that the intangible assets and a related prepaid royalty asset associated

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

with the Sanctura® franchise (the Sanctura® Assets), which the Company acquired in connection with its 2007 acquisition of Esprit Pharma Holding Company, Inc. and certain subsequent licensing and commercialization transactions, had become impaired. The Company determined that an impairment charge was required with respect to the Sanctura® Assets because the estimated undiscounted future cash flows over their remaining useful life were not sufficient to recover the carrying amount of the Sanctura® Assets and the carrying amount exceeded the estimated fair value of those assets due to a reduction in expected future financial performance for the Sanctura® franchise resulting from lower than anticipated acceptance by patients, physicians and payors. As a result, in the third quarter of 2010, the Company recorded an aggregate charge of $369.1 million ($228.6 million after-tax) related to the impairment of the Sanctura® Assets and related costs, which includes a pre-tax charge of $343.2 million for the impairment of the Sanctura® intangible assets. In the second quarter of 2011, the Company recorded additional related costs of $3.3 million. In the fourth quarter of 2012, the Company recorded an additional impairment charge of $5.3 million related to the prepaid royalty asset associated with the Sanctura® franchise due to the launch of a competitive generic version of Sanctura XR®.
The following table provides amortization expense by major categories of intangible assets for the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
	(in millions)
Developed technology	$89.0	$89.6	$97.4
Customer relationships	1.1	—	0.3
Licensing	20.4	20.4	22.1
Trademarks	0.4	1.4	4.4
Core technology	12.0	12.3	12.4
Other	8.4	3.9	1.4
	$131.3	$127.6	$138.0
Amortization expense related to intangible assets generally benefits multiple business functions within the Company, such as the Company’s ability to sell, manufacture, research, market and distribute products, compounds and intellectual property. The amount of amortization expense excluded from cost of sales consists primarily of amounts amortized with respect to developed technology and licensing intangible assets.
Estimated amortization expense is $145.6 million for 2013, $138.5 million for 2014, $124.9 million for 2015, $103.0 million for 2016 and $82.3 million for 2017.
Goodwill
Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2012 and 2011 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2010	$106.4	$1,932.2	$2,038.6
Vicept acquisition	49.4	—	49.4
Precision Light acquisition	—	6.8	6.8
Purchase of distributor’s business in South Africa	1.6	—	1.6
Alacer acquisition	—	2.3	2.3
Foreign exchange translation effects	(7.3)	(3.0)	(10.3)
Balance at December 31, 2011	150.1	1,938.3	2,088.4
SkinMedica acquisition	142.7	—	142.7
Purchase of distributor’s business in Russia	3.8	—	3.8
Foreign exchange translation effects and other	3.2	1.4	4.6
Balance at December 31, 2012	$299.8	$1,939.7	$2,239.5

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6: Notes Payable and Long-Term Debt

	2012 Average Effective Interest Rate	December 31, 2012	2011 Average Effective Interest Rate	December 31, 2011
		(in millions)		(in millions)
Bank loans	6.06%	$48.8	10.05%	$58.9
Medium term notes; matured in 2012	—	—	7.47%	25.0
Real estate mortgage; maturing 2017	5.65%	20.0	5.65%	20.0
Senior notes due 2016	3.94%	843.9	5.79%	799.0
Senior notes due 2020	3.41%	648.5	3.41%	648.3
Interest rate swap fair value adjustment		—		48.1
		1,561.2		1,599.3
Less current maturities		48.8		83.9
Total long-term debt		$1,512.4		$1,515.4
At December 31, 2012, the Company had a committed long-term credit facility, a commercial paper program, a shelf registration statement that allows the Company to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. The committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon the Company’s request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $800.0 million in borrowings. However, the combined borrowings under the committed long-term credit facility and the commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. The Company was in compliance with these covenants at December 31, 2012. As of December 31, 2012, the Company had no borrowings under its committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $48.8 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. The Company may from time to time seek to retire or purchase its outstanding debt.
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
On April 12, 2006, the Company completed the private placement of its 5.75% Senior Notes due 2016 (2016 Notes) for an aggregate principal amount of $800.0 million. The 2016 Notes, which were sold at 99.717% of par value with an effective interest rate of 5.79%, are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 5.75% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2016 Notes will be due and payable on April 1, 2016, unless earlier redeemed by the Company. The original discount of approximately $2.3 million and the deferred debt issuance costs associated with the 2016 Notes are being amortized using the effective interest method over the stated term of 10 years.
On January 31, 2007, the Company entered into a nine-year, two month interest rate swap with a $300.0 million notional amount with semi-annual settlements and quarterly interest rate reset dates. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the short-cut method for a fair value hedge. The investment in the derivative and the related long-term debt were recorded at fair value. The differential to be paid or received as interest rates change was accrued and recognized as an adjustment to interest expense related to the 2016 Notes. In September 2012, the Company terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, the Company added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap will be amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. As of December 31, 2012, the unamortized amount of the terminated interest rate swap included in the carrying value of the 2016 Notes was $44.6 million. At December 31, 2011, the Company recognized in its consolidated balance sheet an asset reported in “Investments and other assets” and a corresponding increase in “Long-term debt” associated with the fair value of the derivative of $48.1 million. During 2012, 2011 and 2010, the Company recognized $13.8 million, $15.0 million and $15.1 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During 2012, 2011 and 2010, the Company recognized $1.3 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of December 31, 2012, the remaining unrecognized gain of $4.3 million ($2.6 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2013 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.
No portion of amounts recognized from contracts designated as cash flow hedges was considered to be ineffective during 2012, 2011 and 2010, respectively.
The aggregate maturities of total debt obligations, excluding the unamortized amount related to the terminated interest rate swap of $44.6 million, for each of the next five years and thereafter are as follows: $48.8 million in 2013; zero in 2014 and 2015, $799.3 million in 2016, $20.0 million in 2017 and $648.5 million thereafter. Interest incurred of $0.9 million in 2012, $1.0 million in 2011 and $0.5 million in 2010 has been capitalized and included in property, plant and equipment.

Note 7:  Income Taxes
The components of earnings before income taxes were:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
U.S.	$829.2	$690.0	$103.3
Non-U.S.	704.1	609.7	67.5
Total	$1,533.3	$1,299.7	$170.8

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Current
U.S. federal	$388.5	$307.7	$287.9
U.S. state	20.4	32.7	32.8
Non-U.S.	110.2	90.1	94.3
Total current	519.1	430.5	415.0

Deferred
U.S. federal	(88.6)	(59.8)	(244.2)
U.S. state	0.1	(18.2)	13.9
Non-U.S.	0.2	9.1	(18.8)
Total deferred	(88.3)	(68.9)	(249.1)

Total	$430.8	$361.6	$165.9
The current provision for income taxes does not reflect the tax benefit of $45.7 million, $37.7 million and $27.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to excess tax benefits from share-based compensation recorded directly to “Additional paid-in capital” in the consolidated balance sheets.
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
The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2012	2011	2010
Statutory rate of tax expense	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	1.1	1.6	20.4
Tax differential on foreign earnings	(8.8)	(9.1)	28.4
Other credits (R&D)	(0.9)	(2.0)	(15.9)
Tax audit settlements/adjustments	1.3	1.5	6.0
Legal settlement	—	—	18.8
Other	0.4	0.8	4.4
Effective tax rate	28.1%	27.8%	97.1%

On January 2, 2013, the President of the United States signed into law The American Taxpayer Relief Act of 2012. Under prior U.S. law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research tax credit for two years to December 31, 2013. The extension of the research tax credit is retroactive to January 1, 2012 and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, the Company expects to recognize an estimated tax benefit of approximately $17.3 million for qualifying amounts incurred in 2012. The tax benefit for the 2012 period will be recognized in the period the law was enacted, which is the first quarter of 2013.
Withholding and U.S. taxes have not been provided on approximately $3,083.5 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings indefinitely in such operations, or the U.S. taxes on such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.
The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. During the second quarter of 2010, the Company partially settled its federal income tax audit with the U.S. Internal Revenue Service (IRS) for tax years 2005 and 2006 which resulted in a total settlement amount of $33.5 million, all of which was paid in 2009 as an advanced payment. The Company disagreed with certain positions taken by the IRS in the partially settled audit. The Company proceeded to the IRS administrative Appeals process where resolution was reached and a final determination was received during the third quarter of 2012 resulting in a total settlement of $1.5 million. The audit remains open for Competent Authority proceedings between the IRS and Canadian Revenue.
Additionally, during the second quarter of 2010 the Company partially settled its U.S. federal income tax audit with the IRS for tax years 2003 to 2006 for the Company’s acquired subsidiary, Inamed, which resulted in a total settlement amount of $1.2 million. The Company disagreed with certain positions taken by the IRS in the partially settled audit. The Company proceeded to the IRS administrative Appeals process where final settlement was reached in the second quarter of 2012 for tax years 2003, 2004 and 2006 and partial settlement was reached for tax year 2005 resulting in a total settlement of $1.1 million.
The Company and its consolidated subsidiaries are currently under examination by the IRS for tax years 2007 and 2008. The Company believes that it has provided adequate accruals for any tax deficiencies or reductions in tax benefits that could result from all open audit years.
At December 31, 2012, the Company has net operating loss carryforwards in certain non-U.S. subsidiaries, with various expiration dates, of approximately $67.5 million. The Company has U.S. federal and California net operating loss carryforwards of approximately $235.1 million which are subject to limitation under section 382 of the Internal Revenue Code. If not utilized, the U.S. federal and California net operating loss carryforwards will begin to expire in 2027.
The Company has a subsidiary in Costa Rica operating under a tax incentive grant, which provides that the subsidiary will be exempt from local income tax until the current tax incentive grant expires during 2014. The Company is currently in the process of evaluating requirements for an extension of the incentive.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Temporary differences and carryforwards/carrybacks which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
	(in millions)
Deferred tax assets
Net operating loss carryforwards/carrybacks	$66.6	$44.7
Accrued expenses	114.4	105.6
Capitalized expenses	182.3	136.2
Deferred compensation	41.7	35.7
Medicare, Medicaid and other accrued health care rebates	85.0	69.0
Postretirement medical benefits	17.8	16.1
Capitalized intangible assets	45.0	49.9
Deferred revenue	22.3	17.2
Inventory reserves and adjustments	18.7	14.2
Share-based compensation awards	90.2	86.6
Unbilled costs	23.0	25.5
Pension plans	66.5	67.7
All other	42.8	50.0
	816.3	718.4
Less: valuation allowance	(22.6)	(14.9)
Total deferred tax assets	793.7	703.5

Deferred tax liabilities
Depreciation	9.6	15.5
Developed and core technology intangible assets	227.3	188.3
In-process R&D	100.8	107.6
Total deferred tax liabilities	337.7	311.4
Net deferred tax assets	$456.0	$392.1
The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2012 were $249.1 million and $206.9 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2011 were $239.5 million and $152.6 million, respectively. Net current deferred tax assets are included in “Other current assets” in the Company’s consolidated balance sheets.
The increase in the amount of valuation allowance at December 31, 2012 compared to December 31, 2011 is primarily due to a change in the estimated amount of California R&D credit the Company will be able to utilize in future years and a valuation allowance related to a net operating loss carryforward acquired in the SkinMedica acquisition.
Based on the Company's historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing total deferred tax assets at December 31, 2012. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disclosures for Uncertainty in Income Taxes
The Company classifies interest expense related to uncertainty in income taxes in the consolidated statements of earnings as interest expense. Income tax penalties are recorded in income tax expense, and are not material.
A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(in millions)
Balance, beginning of year	$53.0	$32.5	$39.3
Gross increase as a result of positions taken in a prior year	20.9	21.8	15.0
Gross decrease as a result of positions taken in a prior year	(12.7)	(8.5)	(13.4)
Gross increase as a result of positions taken in current year	3.4	16.9	10.5
Gross decrease as a result of positions taken in current year	—	(6.0)	(4.3)
Decreases related to settlements	(2.7)	(3.7)	(14.6)
Balance, end of year	$61.9	$53.0	$32.5
The total amount of unrecognized tax benefits at December 31, 2012, 2011 and 2010 that, if recognized, would affect the effective tax rate is $55.2 million, $44.5 million and $27.5 million, respectively.
The total amount of interest expense (income) related to uncertainty in income taxes recognized in the Company’s consolidated statements of earnings is $2.2 million, $0.5 million and $(0.7) million for the years ended December 31, 2012, 2011 and 2010, respectively. The total amount of accrued interest expense related to uncertainty in income taxes included in the Company’s consolidated balance sheets is $10.0 million and $8.1 million at December 31, 2012 and 2011, respectively.
The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to various audit issues will decrease by approximately $1.0 million to $2.0 million primarily due to settlements of income tax audits and Competent Authority negotiations.
The following tax years remain subject to examination:

Major Jurisdictions	Open Years
U.S. Federal	2005 - 2011
California	2000 - 2011
Brazil	2007 - 2011
Canada	2004 - 2011
France	2010 - 2011
Germany	2006 - 2011
Italy	2007 - 2011
Ireland	2005 - 2011
Spain	2008 - 2011
United Kingdom	2010 - 2011

Note 8:  Employee Retirement and Other Benefit Plans
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Included in accumulated other comprehensive loss as of December 31, 2012 and 2011 are unrecognized actuarial losses of $330.0 million and $321.5 million, respectively, related to the Company’s pension plans. Of the December 31, 2012 amount, the Company expects to recognize approximately $31.0 million in net periodic benefit cost during 2013. Also included in accumulated other comprehensive loss at December 31, 2012 and 2011 are unrecognized prior service credits of $19.7 million and $22.4 million, respectively, and unrecognized actuarial losses of $19.0 million and $17.7 million, respectively, related to the Company’s retiree health plan. Of the December 31, 2012 amounts, the Company expects to recognize $2.7 million of the unrecognized prior service credits and $1.5 million of the unrecognized actuarial losses in net periodic benefit cost during 2013.
Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, funding policy, fair value of plan assets, assumptions used to determine net periodic benefit cost and estimated future benefit payments are summarized below for the Company’s U.S. and major non-U.S. pension plans and retiree health plan.
 Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended 2012, 2011 and 2010 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(in millions)
Service cost	$25.7	$23.7	$20.2	$1.7	$1.9	$2.2
Interest cost	43.8	42.6	38.6	1.9	2.6	3.3
Expected return on plan assets	(43.4)	(44.3)	(46.0)	—	—	—
Amortization of prior service costs (credits)	—	0.1	0.1	(2.7)	(1.6)	(0.3)
Recognized net actuarial losses	27.0	17.3	10.2	1.3	1.1	1.1
Net periodic benefit cost	$53.1	$39.4	$23.1	$2.2	$4.0	$6.3

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2012 and 2011.

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$933.2	$774.0	$42.5	$57.9
Service cost	25.7	23.7	1.7	1.9
Interest cost	43.8	42.6	1.9	2.6
Participant contributions	1.5	1.6	—	—
Plan changes	(1.6)	—	—	(22.6)
Actuarial losses	93.3	113.2	2.5	3.8
Benefits paid	(17.9)	(16.1)	(0.7)	(1.1)
Impact of foreign currency translation	6.6	(5.8)	—	—
Projected benefit obligation, end of year	1,084.6	933.2	47.9	42.5

Change in Plan Assets
Fair value of plan assets, beginning of year	729.9	627.2	—	—
Actual return on plan assets	103.0	74.2	—	—
Company contributions	47.1	48.7	0.7	1.1
Participant contributions	1.5	1.6	—	—
Benefits paid	(17.9)	(16.1)	(0.7)	(1.1)
Impact of foreign currency translation	5.7	(5.7)	—	—
Fair value of plan assets, end of year	869.3	729.9	—	—
Funded status of plans	$(215.3)	$(203.3)	$(47.9)	$(42.5)
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
Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheet at December 31, 2012 and 2011:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Investments and other assets	$5.7	$3.5	$—	$—
Accrued compensation	(2.7)	(2.4)	(1.3)	(1.2)
Other liabilities	(218.3)	(204.4)	(46.6)	(41.3)
Net accrued benefit costs	$(215.3)	$(203.3)	$(47.9)	$(42.5)
The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $987.3 million and $851.0 million at December 31, 2012 and 2011, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of the fair value of plan assets and pension plans with accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2012 and 2011 were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2012	2011	2012	2011
	(in millions)
Projected benefit obligation	$1,061.6	$914.2	$980.9	$726.0
Accumulated benefit obligation	965.8	833.1	900.7	674.0
Fair value of plan assets	840.6	707.3	762.7	537.6
The Company’s funding policy for its funded pension plans is based upon the greater of: (i) annual service cost, administrative expenses and a seven year amortization of any funded deficit or surplus relative to the projected pension benefit obligations or (ii) local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the nonqualified plans are paid as they come due. In 2013, the Company expects to pay contributions of between $40.0 million and $50.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan (unaudited).
Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 11, “Fair Value Measurements.”
The table below presents total plan assets by investment category as of December 31, 2012 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and Equivalents	$16.2	$—	$16.2	$—
Equity Securities
U.S. small-cap growth	26.5	26.5	—	—
U.S. large-cap index	74.0	74.0	—	—
International equities	201.4	201.4	—	—
Fixed Income Securities
U.S. Treasury bonds	87.3	—	87.3	—
Global corporate bonds	345.4	—	345.4	—
International bond funds	82.6	—	82.6	—
Global corporate bond funds	14.6	14.6	—	—
International government bond funds	21.3	21.3	—	—
	$869.3	$337.8	$531.5	$—
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumptions
The weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
For Determining Net Periodic Benefit Cost
U.S. Plans:
Discount rate	4.63%	5.51%	6.04%	4.60%	5.56%	6.09%
Expected return on plan assets	6.75%	7.25%	8.25%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.25%	—	—	—
Non-U.S. Pension Plans:
Discount rate	5.14%	5.57%	6.16%
Expected return on plan assets	4.80%	5.70%	5.85%
Rate of compensation increase	3.04%	3.10%	3.25%

For Determining Projected Benefit Obligation
U.S. Plans:
Discount rate	4.23%	4.63%		4.21%	4.60%
Rate of compensation increase	4.00%	4.00%		—	—
Non-U.S. Pension Plans:
Discount rate	4.55%	5.14%
Rate of compensation increase	2.89%	3.04%
Under the current terms of the U.S. retiree health plan, the annual increase in the Company's subsidy to each retiree is capped at the lesser of 3.0% or the rate of medical inflation. The assumed annual increase in medical inflation is 3.0% for the duration of the plan. A one percentage point decrease in the assumed medical inflation rate would result in a $6.3 million reduction in postretirement benefit obligation and a $0.5 million reduction in service and interest cost components of the net periodic benefit cost for postretirement benefits.
For the U.S. qualified pension plan and the non-U.S. funded pension plans, the expected return on plan assets was determined using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Historical market returns are studied and long-term historical relationships between equities and fixed income are preserved in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. The Company’s pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities and debt securities investments are used to maximize the long-term rate of return on plan assets, and the Company utilizes a liability driven investment strategy to reduce financial volatility in the funded pension plans over time. The Company’s overall expected long-term rate of return on assets for 2013 is 6.25% for its U.S. funded pension plan and 4.36% for its non-U.S. funded pension plans.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated Future Benefit Payments
Estimated benefit payments over the next 10 years for the Company’s U.S. and major non-U.S. pension plans and retiree health plan are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
2013	$24.7	$1.3
2014	27.1	1.6
2015	29.9	1.8
2016	33.1	2.0
2017	36.8	2.3
2018 – 2022	237.1	15.0
	$388.7	$24.0
Savings and Investment Plan
The Company has a Savings and Investment Plan, which allows all U.S. employees to become participants upon employment. In 2012, 2011 and 2010, participants’ contributions, up to 4% of compensation, generally qualified for a 100% Company match. Effective January 1, 2010, the 100% Company match was up to 3% of compensation. Effective August 13, 2010, the Company increased the 100% Company match to up to 4% of compensation. Company contributions are used to purchase various investment funds at the participants’ discretion. The Company’s cost of the plan was $19.9 million, $18.7 million and $17.5 million in 2012, 2011 and 2010, respectively.
In addition, the Company has a Company sponsored retirement contribution program under the Savings and Investment Plan, which provides all U.S. employees hired after September 30, 2002 with at least six months of service and certain other employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution do not accrue benefits under the Company’s defined benefit pension plan. The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $23.0 million, $19.6 million and $18.9 million in 2012, 2011 and 2010, respectively.

Note 9:  Employee Stock Plans
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
At December 31, 2012, the aggregate number of shares available for future grant under the incentive award plan for stock options and restricted share awards was approximately 23.3 million shares.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Award Activity and Balances
The following table summarizes the Company’s stock option activity:

	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands, except option exercise price and fair value data)
Outstanding, beginning of year	22,651	$57.47	23,856	$51.50	24,897	$47.99
Options granted	4,372	88.01	5,007	75.95	5,084	59.54
Options exercised	(4,928)	50.02	(5,496)	48.01	(5,383)	43.12
Options cancelled	(528)	72.39	(716)	60.35	(742)	49.70
Outstanding, end of year	21,567	65.00	22,651	57.47	23,856	51.50

Exercisable, end of year	10,906	56.25	12,414	53.05	14,485	51.30

Weighted average per share fair value of options granted during the year		$22.45		$23.30		$18.86
The aggregate intrinsic value of stock options exercised in 2012, 2011 and 2010 was $202.4 million, $172.5 million and $135.0 million, respectively.
As of December 31, 2012, the weighted average remaining contractual life of options outstanding and options exercisable are 6.6 years and 5.1 years, respectively, and based on the Company’s closing year-end stock price of $91.73 at December 31, 2012, the aggregate intrinsic value of options outstanding and options exercisable are $576.6 million and $386.9 million, respectively. Upon exercise of stock options, the Company generally issues shares from treasury.
The following table summarizes the Company’s restricted share activity:

	2012		2011		2010
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except fair value data)
Restricted share awards, beginning of year	1,035	$57.38	886	$51.20	814	$48.99
Shares granted	360	88.75	277	76.52	352	60.53
Shares vested	(198)	57.22	(87)	56.12	(212)	58.97
Shares cancelled	(32)	59.87	(41)	54.45	(68)	48.70
Restricted share awards, end of year	1,165	67.08	1,035	57.38	886	51.20
Restricted share awards granted in 2012 include a grant to the Company's Chief Executive Officer of restricted stock units that have both market-based and service-based vesting conditions. The terms of the award allow for up to 165,000 shares of the Company's common stock to be earned if the Company's stock price meets certain thresholds and the Chief Executive Officer remains employed with the Company for five years from the date of grant.
The total fair value of restricted shares that vested was $17.9 million in 2012, $6.9 million in 2011 and $12.8 million in 2010, respectively.
Valuation and Expense Recognition of Share-Based Awards
The Company accounts for the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors based on the estimated fair value of the awards.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes share-based compensation expense by award type for the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
	(in millions)
Employee and director stock options	$83.6	$65.6	$56.9
Employee and director restricted share awards	19.4	15.0	12.5
Stock contributed to employee benefit plans	6.1	5.7	4.5
Pre-tax share-based compensation expense	109.1	86.3	73.9
Income tax benefit	(35.4)	(28.5)	(23.2)
Net share-based compensation expense	$73.7	$57.8	$50.7
The following table summarizes pre-tax share-based compensation expense by expense category for the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
	(in millions)
Cost of sales	$9.0	$7.8	$7.6
Selling, general and administrative	72.1	56.3	49.7
Research and development	28.0	22.2	16.6
Pre-tax share-based compensation expense	$109.1	$86.3	$73.9
The fair value of stock option awards that vest based solely on a service condition is estimated using the Black-Scholes option-pricing model. The fair value of share-based awards that contain a market condition is generally estimated using a Monte Carlo simulation model, and the fair value of modifications to share-based awards is generally estimated using a lattice model.
The determination of fair value using the Black-Scholes, Monte Carlo simulation and lattice models is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock options granted during 2012, 2011 and 2010 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2012	2011	2010
Expected volatility	25.65%	27.82%	29.10%
Risk-free interest rate	1.07%	2.54%	2.73%
Expected dividend yield	0.26%	0.32%	0.37%
Expected option life (in years)	5.73	5.85	5.79
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
Share-based compensation expense is recognized only for those awards that are ultimately expected to vest. An estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. Forfeitures were estimated based on historical experience. These estimates are revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. Compensation expense for share-based awards based on a service condition is recognized over the vesting period using the straight-line single option method.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2012, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $180.8 million, which is expected to be recognized over the next 50 months (30 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of December 31, 2012, 2011 and 2010.

Note 10:  Financial Instruments
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
Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings. During 2012, 2011 and 2010, the Company recognized realized gains on settled foreign currency option contracts of $14.2 million, $2.2 million and $15.1 million, respectively, and net unrealized (losses) gains on open foreign currency option contracts of $(15.3) million, $11.1

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million and $(7.6) million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying consolidated statements of earnings. During 2012, 2011 and 2010, the Company recognized total realized and unrealized (losses) gains from foreign exchange forward contracts of $(0.9) million, $(2.5) million and $1.1 million, respectively.
The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At December 31, 2012 and 2011, foreign currency derivative assets associated with the foreign exchange option contracts of $9.9 million and $26.3 million, respectively, were included in “Other current assets.” At December 31, 2012, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.3 million were included in “Other current assets.” At December 31, 2011, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $0.7 million were included in “Accounts payable.”
At December 31, 2012 and 2011, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	2012		2011
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$44.6	$0.3	$35.4	$(0.4)
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	39.6	—	39.1	(0.3)
Foreign currency sold — put options	501.6	9.9	404.7	26.3
The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2012 and 2011, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2012 and 2011. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
Other Financial Instruments
At December 31, 2012 and 2011, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, non-marketable equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments, which represent investments in start-up technology companies, are estimated based on information provided by these companies. The fair value of notes payable and long-term debt are estimated based on quoted market prices and interest rates.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying amount and estimated fair value of the Company’s other financial instruments at December 31, 2012 and 2011 were as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$2,701.8	$2,701.8	$2,406.1	$2,406.1
Short-term investments	260.6	260.6	179.9	179.9
Non-current non-marketable equity investments	9.0	9.0	9.0	9.0
Notes payable	48.8	48.8	83.9	84.3
Long-term debt	1,512.4	1,673.0	1,515.4	1,689.9
In 2011, the Company recorded an impairment charge of $3.2 million included in SG&A expenses due to the other than temporary decline in value of a non-marketable equity investment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2012, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s estimates.

Note 11:  Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2012 and 2011, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, deferred executive compensation investments and liabilities and contingent consideration liabilities. As of December 31, 2011, the Company also had a $300.0 million notional amount interest rate swap that was required to be measured at fair value. In September 2012, the Company terminated the interest rate swap. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,709.0	$—	$1,709.0	$—
Foreign time deposits	341.7	—	341.7	—
Other cash equivalents	685.0	—	685.0	—
Foreign exchange derivative assets	10.2	—	10.2	—
Deferred executive compensation investments	81.7	66.8	14.9	—
	$2,827.6	$66.8	$2,760.8	$—
Liabilities
Deferred executive compensation liabilities	$73.5	$58.6	$14.9	$—
Contingent consideration liabilities	224.3	—	—	224.3
	$297.8	$58.6	$14.9	$224.3

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,171.9	$—	$1,171.9	$—
Foreign time deposits	189.1	—	189.1	—
Other cash equivalents	1,078.9	—	1,078.9	—
Foreign exchange derivative assets	26.3	—	26.3	—
Interest rate swap derivative asset	48.1	—	48.1	—
Deferred executive compensation investments	70.9	58.0	12.9	—
	$2,585.2	$58.0	$2,527.2	$—
Liabilities
Foreign exchange derivative liabilities	$0.7	$—	$0.7	$—
Interest rate swap derivative liability	48.1	—	48.1	—
Deferred executive compensation liabilities	62.3	49.4	12.9	—
Contingent consideration liabilities	214.6	—	—	214.6
	$325.7	$49.4	$61.7	$214.6
Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Other cash equivalents consist primarily of money-market fund investments. Short-term investments consist of commercial paper. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The interest rate swap derivative asset and liability were valued using LIBOR yield curves at December 31, 2011. The Company believes the fair values assigned to its derivative instruments as of December 31, 2012 and 2011 are based upon reasonable estimates and assumptions. Assets and liabilities related to deferred executive compensation consist of actively traded mutual funds classified as Level 1 and money-market funds classified as Level 2.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table provides a reconciliation of the change in the contingent consideration liabilities for the years ended December 31, 2012 and 2011:

	2012	2011
	(in million)
Balance, beginning of year	$214.6	$44.5
Additions during the period related to business combinations	6.9	169.2
Change in the estimated fair value of the contingent consideration liabilities	5.4	11.9
Payments made during the period	(5.1)	(3.0)
Foreign exchange translation effects	2.5	(8.0)
Balance, end of year	$224.3	$214.6

Note 12:  Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in various legal actions, government investigations and environmental proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these actions, proceedings and investigations are described below.
The Company's legal proceedings range from cases brought by a single plaintiff to a class action with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of the Company's business and a variety of claims (including but not limited to patent infringement, marketing, product liability, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. Complex legal proceedings frequently extend for several years, and a number of the matters pending against the Company are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine whether the proceeding is material to the Company or to estimate a range of possible loss, if any. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.
Stockholder Derivative Litigation
Botox® Settlement-Related Actions
Delaware Action. The Louisiana Municipal Police Employees' Retirement System and U.F.C.W. Local 1776 & Participating Employers Pension Fund have filed a stockholder derivative complaint against the Company's then-current Board of Directors as of September 2010 and Allergan, Inc. in the Court of Chancery of the State of Delaware alleging breaches of fiduciary duties relating to the Company's alleged sales and marketing practices in connection with Botox® and seeks to shift the costs of the September 2010 settlement with the U.S. Department of Justice to the defendants. In 2011, the Company and the individual defendants filed a motion to dismiss the second amended complaint, which was denied. In 2012, the Company

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and the individual defendants filed an application for certification of interlocutory appeal to the Supreme Court of the State of Delaware and a motion to stay proceedings pending the application for and resolution of the interlocutory appeal, both of which were granted. The Supreme Court of the State of Delaware heard oral arguments, en banc, on February 5, 2013 and took the matter under submission.
Federal Action. In 2010, Daniel Himmel, Willa Rosenbloom, the Pompano Beach Police & Firefighters' Retirement System and the Western Washington Laborers-Employers Pension Trust separately filed stockholder derivative complaints against the Company's then-current Board of Directors as of September 2010 and Allergan, Inc. in the U.S. District Court for the Central District of California alleging violations of federal securities laws, breaches of fiduciary duties, abuse of control, gross mismanagement, and corporate waste and seeks, among other things, damages, corporate governance reforms, attorneys' fees and costs. The actions were subsequently consolidated. In 2012, the U.S. District Court entered an order granting the Company's and the individual defendants' motion to dismiss the first amended verified consolidated complaint and dismissed the consolidated action with prejudice. The plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit and their opening appellate brief. The Company and the individual defendants have filed an answering appellate brief.
2011 Incentive Award Plan Action
The New Jersey Building Laborers Pension Fund filed a stockholder derivative complaint against members of the Company's Board, three current officers of Allergan, Inc., one former officer of Allergan, Inc., and Allergan, Inc. in the U.S. District Court for the District of Delaware alleging claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and wrongful acts and omissions under federal securities laws and seeks, among other things, an order voiding the stockholders' vote and Allergan, Inc.'s 2011 Incentive Award Plan, damages, attorneys' fees and costs. Plaintiff dismissed its claims against the former officer of Allergan, Inc. In June 2012, the U.S. District Court heard oral argument on the motions to dismiss filed by the Company and the individual defendants and took the matter under submission.
Government Investigations
In May 2012, the Company received service of process of a Subpoena Duces Tecum from the Department of Health and Human Services, Office of the Inspector General. The subpoena requests the production of documents relating to Lap-Band®.
Patent Litigation
We are involved in patent litigation matters, including certain paragraph 4 invalidity and non-infringement claims brought under the Hatch-Waxman Act in the United States described below.
Zymar®. In 2007, after Apotex Inc. (Apotex) filed an ANDA with the FDA seeking approval to market a generic version of Zymar®, the Company received a paragraph 4 invalidity and noninfringement certification from Apotex, contending that U.S. Patent Numbers 6,333,045 ('045 Patent) and 5,880,283 ('283 patent) are invalid or not infringed by the proposed generic product. The Company, with Senju Pharmaceutical Co., Ltd. (Senju) and Kyorin Pharmaceutical Co., Ltd. (Kyorin), filed a complaint against Apotex in the U.S. District Court for the District of Delaware alleging infringement of the '045 Patent. In 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court for the District of Delaware's entry of judgment in favor of Apotex, which ruled that the '045 patent was invalid.
In 2011, the Company, Senju and Kyorin filed a complaint in the U.S. District Court in Delaware alleging that Apotex's product infringes on the '045 Patent pursuant to a U.S. Patent and Trademark Office reexamination certificate. In 2012, the U.S. District Court granted Apotex's motion to dismiss the Company's complaint. In October 2012, the Company, Senju and Kyorin filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit.
In 2011, after Lupin Limited (Lupin) and Hi-Tech Pharmacal Co., Inc. (Hi-Tech) each filed an ANDA with the FDA seeking approval to market a generic version of Zymar®, the Company received paragraph 4 invalidity and noninfringement certifications from Lupin and Hi-Tech, contending that the '045 Patent and the '283 Patent are invalid or not infringed by the proposed generic products. The Company, with Senju and Kyorin, filed a complaint against each of Lupin and Hi-Tech in the U.S. District Court for the District of Delaware alleging infringement of the '045 Patent and the '283 Patent. The Company, Senju and Kyorin dismissed the claims related to the '283 Patent. In January 2013, a bench trial was held and the U.S. District Court took the matter under submission.
Zymaxid®. In 2011, after Lupin and Hi-Tech each filed an ANDA with the FDA seeking approval to market a generic version of Zymaxid®, the Company received paragraph 4 invalidity and noninfringement certifications from Lupin and Hi-Tech, contending that the '045 Patent and the '283 patent are invalid or not infringed by the proposed generic products. The Company,

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

with Senju and Kyorin, filed a complaint against Lupin and Hi-Tech in the U.S. District Court for the District of Delaware alleging infringement of the '045 Patent and the '283 Patent. The U.S. District Court consolidated the Lupin Zymar® and Lupin Zymaxid® cases. The Company, Senju and Kyorin dismissed the claims related to the '283 Patent. In January 2013, a bench trial was held and the U.S. District Court took the matter under submission.
In 2012, after Apotex filed an ANDA with the FDA seeking approval to market a generic version of Zymaxid®, the Company received a paragraph 4 invalidity and noninfringement certification from Apotex, contending that the '045 Patent and the '283 Patent are invalid or not infringed by the proposed generic product. The Company, with Senju and Kyorin, filed a complaint against Apotex in the U.S. District Court for the District of Delaware alleging infringement of the '045 and '283 Patents. The Company, Senju and Kyorin dismissed the claims related to the '283 Patent. The U.S. District Court has set a bench trial for January 2014.
Combigan®. After Sandoz, Inc. (Sandoz), Alcon Research, Ltd. (Alcon), Hi-Tech, Apotex, Watson Pharma, Inc. and Watson Pharmaceuticals, Inc. (Watson) each filed an ANDA seeking approval of generic forms of Combigan®, a brimonidine tartrate 0.2%, timolol 0.5% ophthalmic solution, the Company received paragraph 4 invalidity and noninfringement certifications from Sandoz, Alcon, Hi-Tech, Apotex and Watson, contending that U.S. Patent Numbers 7,030,149, 7,320,976, 7,323,463 and 7,642,258 (the Combigan Patents) are invalid or not infringed by the proposed generic products. The Company filed a complaint against Sandoz, Alcon, Apotex, Hi-Tech and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging infringement of the Combigan Patents. Before trial, the Company settled with Hi-Tech. In 2011, the U.S. District Court held a bench trial and issued its opinion holding that the Combigan Patents are not invalid and are infringed by defendants' proposed products, and entered a final judgment and injunction in the Company's favor. In 2012, the U.S. Court of Appeals for the Federal Circuit heard oral argument regarding the U.S. District Court's decision.
In 2012, the Company filed a complaint against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Number 8,133,890 ('890 Patent). Sandoz, Apotex and Watson filed a motion to stay proceedings pending the resolution of the appeal pending in the U.S. Court of Appeals for the Federal Circuit related to the Combigan Patents. In 2013, the Company filed a motion for preliminary injunction against Sandoz. The U.S. District Court set jury selection for January 2014.
Latisse®. After Apotex, Sandoz, Hi-Tech and Watson each filed an ANDA seeking approval of a generic form of Latisse® 0.03% bimatoprost ophthalmic solution, the Company received paragraph 4 invalidity and noninfringement certifications from Apotex, Sandoz, Hi-Tech and Watson contending that U.S. Patent Numbers 7,351,404 ('404 Patent), 7,388,029 ('029 Patent), 8,038,988 ('988 Patent) and 8,101,161 ('161 Patent) are invalid or not infringed by the proposed generic products. The Company, with Duke University, filed complaints against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Middle District of North Carolina alleging that their proposed products infringe the '404, '029, '988 and '161 Patents.
In 2012, the U.S. District Court commenced a bench trial on the '404 and '029 Patents in the Apotex, Sandoz, and Hi-Tech actions. In January 2013, the U.S. District Court issued its opinion holding that the '404 and '029 Patents are not invalid and are infringed by Apotex, Sandoz, and Hi-Tech's proposed products and entered a final judgment in the Company's favor and against these defendants. In February 2013, the U.S. District Court issued judgment for the Company and Duke University against Watson, finding that the '404 and '029 patents are not invalid and are infringed by Watson's proposed product. In February 2013, the Company and Duke filed motions for permanent injunction as to Apotex, Sandoz, Hi-Tech and Watson. In February 2013, Apotex, Sandoz and Hi-Tech filed a Notice of Appeal. The U.S. District Court has not yet set a trial date for the actions on the '988 and '161 patents.
In January 2013, the Company filed a complaint against Apotex, Sandoz, Hi-Tech and Watson in the U.S. District Court for the Middle District of North Carolina alleging that the defendants' proposed products infringe U.S. Patent Number 8,263,054. No trial date has been set.
Lumigan® 0.03%. After Barr Laboratories, Inc. (Barr) and Sandoz each filed an ANDA seeking approval of a generic form of Lumigan® 0.03% bimatoprost ophthalmic solution, the Company received paragraph 4 invalidity and noninfringement certifications from Barr and Sandoz contending that U.S. Patent Numbers 5,688,819 ('819 Patent) and 6,403,649 ('649 Patent) are invalid or not infringed by the proposed products. The Company filed a complaint against Barr, Sandoz and Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (Teva) upon the belief that Barr is a wholly-owned subsidiary of Teva, in the U.S. District Court for the District of Delaware alleging that their proposed products infringe the '819 Patent and the '649 Patent. In 2011, the U.S. District Court issued its opinion holding that the Lumigan Patents are not invalid, and are enforceable and infringed by defendants' proposed products and entered a final judgment and injunction in the Company's favor

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and against all defendants. In January 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the ruling of the U.S. District Court finding that the '819 Patent is not invalid and is infringed by the proposed generic products.
Lumigan® 0.01%. After Sandoz, Lupin, Hi-Tech and Watson each filed an ANDA seeking approval of a generic form of Lumigan® 0.01% bimatoprost ophthalmic solution, the Company received paragraph 4 invalidity and noninfringement certifications contending that U.S. Patent Numbers 7,851,504 and 5,688,819 (Lumigan 0.01% Patents) are invalid or not infringed by the proposed generic products. The Company filed complaints against Sandoz, Lupin, Hi-Tech and Watson in the U.S. District Court for the Eastern District of Texas alleging that their proposed products infringe the Lumigan 0.01% Patents. In January 2013, the Company filed an amended complaint against Sandoz, Lupin, Hi-Tech, and Watson alleging that, in addition to the Lumigan 0.01% Patents, the defendants' proposed generic products infringe U.S. Patent Numbers 8,278,353, 8,299,118, 8,309,605, and 8,338,479. In January 2013, the U.S. District Court scheduled trial for July 15, 2013.
Other Litigation
Allergan, Inc. v. Cayman Chemical Company, et al. The Company, with Duke University (Duke) and Murray A. Johnstone, M,D. (Johnstone), filed complaints against several defendants, including Athena Cosmetics, Inc. (Athena), Cosmetic Alchemy, LLC (Cosmetic Alchemy), LifeTech Resources, LLC (LifeTech), and Rocasuba, Inc. (Rocasuba), in the U.S. District Court for the Central District of California alleging that the defendants are in violation of the California unfair competition statute and infringing the '404 Patent and U.S. Patent Numbers 6,262,105 ('105 Patent) and 7,388,029 ( '029 Patent). In 2012, the U.S. District Court granted the Company's motion for partial summary judgment on our unfair competition claim against Athena, Cosmetic Alchemy, LifeTech and Rocasuba. In 2012, the U.S. District Court granted the motion by the Company and Duke to dismiss the claims on the '029 patent. The U.S. District Court set trial on the patent claims for May 7, 2013. In January 2013, Athena filed a motion for summary judgment of invalidity of the '404 Patent, the Company filed a motion for permanent injunction against Athena, Cosmetic Alchemy, LifeTech and Rocasuba, and the Company and Johnstone filed a motion for partial summary judgment against Cosmetic Alchemy on their patent infringement and contributory infringement claims regarding the '105 Patent. In 2013, the Company reached a settlement with LifeTech and Rocasuba and they were dismissed from the case.
Contingencies
In 2009, the Company established a reserve for a contingent liability associated with regulation changes resulting from a final rule issued by the U.S. Department of Defense (DoD) that placed retroactive and prospective pricing limits on certain branded pharmaceuticals under the TRICARE Retail Pharmacy Program, even though such branded pharmaceuticals have not historically been subject to a contract with the Company. As of December 31, 2012, the reserve for the contingent liability is $21.7 million and is included in “Other accrued expenses.” In January 2013, the United States Court of Appeals for the District of Columbia Circuit affirmed an earlier decision by the United States District Court for the District of Columbia in favor of the DoD, and the Company subsequently paid all outstanding contingent TRICARE Retail Pharmacy Program claims.
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
As of June 1, 2012 the Company is largely self-insured for future product liability losses related to all of its products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in 2012, 2011 and 2010, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of December 31, 2012 are not material.
The Company has provided reserves for contingencies related to various lawsuits, claims and contractual disputes that management believes are probable and reasonably estimable. The amounts reserved for these contingencies as of December 31, 2012 and 2011 are not material.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating Lease Obligations
The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $67.0 million in 2012, $58.1 million in 2011 and $53.5 million in 2010.
Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2012 are as follows: $66.2 million in 2013, $51.1 million in 2014, $32.0 million in 2015, $20.0 million in 2016, $13.1 million in 2017 and $63.0 million thereafter.

Note 13:  Guarantees
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
 The following table provides a reconciliation of the change in estimated product warranty liabilities for the years ended December 31, 2012 and 2011:

	2012	2011
	(in millions)
Balance, beginning of year	$32.6	$30.1
Provision for warranties issued during the year	9.9	8.6
Settlements made during the year	(8.1)	(6.8)
Increases in warranty estimates	—	0.7
Balance, end of year	$34.4	$32.6

Current portion	$6.7	$6.5
Non-current portion	27.7	26.1
Total	$34.4	$32.6
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
The Company evaluates segment performance on a product net sales and operating income basis exclusive of general and administrative expenses and other indirect costs, legal settlement expenses, impairment of intangible assets and related costs, restructuring charges, amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to the Company’s segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating Segments

	2012	2011	2010
	(in millions)
Product net sales:
Specialty pharmaceuticals	$4,784.6	$4,432.0	$3,973.4
Medical devices	924.2	915.1	846.2
Total product net sales	5,708.8	5,347.1	4,819.6
Other revenues	97.3	72.0	99.8
Total revenues	$5,806.1	$5,419.1	$4,919.4

Operating income:
Specialty pharmaceuticals	$1,997.7	$1,763.3	$1,501.9
Medical devices	278.8	286.0	284.7
Total segments	2,276.5	2,049.3	1,786.6
General and administrative expenses, other indirect costs and other adjustments	527.4	551.9	434.9
Amortization of intangible assets (a)	107.8	104.0	114.5
Legal settlement	—	—	609.2
Impairment of intangible assets and related costs	22.3	23.7	369.1
Restructuring charges	5.7	4.6	0.3
Total operating income	$1,613.3	$1,365.1	$258.6
——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal geographic markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 60.9%, 60.2% and 62.6% of the Company’s total consolidated product net sales in 2012, 2011 and 2010, respectively.
Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the years ended December 31, 2012, 2011 and 2010 were 14.3%, 14.1% and 13.1%, respectively, of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2012, 2011 and 2010 were 14.2%, 12.6% and 12.1%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Net Sales by Product Line

	2012	2011	2010
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,692.2	$2,520.2	$2,262.0
Botox®/Neuromodulators	1,766.3	1,594.9	1,419.4
Skin Care	298.4	260.1	229.5
Urologics	27.7	56.8	62.5
Total Specialty Pharmaceuticals	4,784.6	4,432.0	3,973.4

Medical Devices:
Breast Aesthetics	377.1	349.3	319.1
Obesity Intervention	159.5	203.1	243.3
Facial Aesthetics	387.6	362.7	283.8
Total Medical Devices	924.2	915.1	846.2

Total product net sales	$5,708.8	$5,347.1	$4,819.6
Geographic Information

	Product Net Sales
	2012	2011	2010
	(in millions)
United States	$3,478.4	$3,221.6	$3,017.0
Europe	1,121.4	1,086.6	931.6
Latin America	399.2	390.7	323.7
Asia Pacific	448.9	408.7	333.8
Other	260.9	239.5	213.5
Total product net sales	$5,708.8	$5,347.1	$4,819.6

	Long-lived Assets		Depreciation and Amortization			Capital Expenditures
	2012	2011	2012	2011	2010	2012	2011	2010
	(in millions)
United States	$3,718.6	$3,500.9	$194.7	$187.9	$202.2	$75.7	$63.6	$62.8
Europe	538.6	502.0	48.1	50.3	42.0	59.5	46.3	29.3
Latin America	55.6	59.4	8.4	9.8	8.3	6.0	6.6	6.7
Asia Pacific	53.8	53.3	4.6	4.5	3.8	2.0	2.1	3.9
Other	2.2	2.8	0.8	0.9	0.8	0.1	—	0.1
Total	$4,368.8	$4,118.4	$256.6	$253.4	$257.1	$143.3	$118.6	$102.8
The increase in long-lived assets located in the United States at December 31, 2012 compared to December 31, 2011 is primarily due to an increase in intangible assets and goodwill related to the acquisition of SkinMedica completed in the fourth quarter of 2012.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16:  Earnings Per Share
The table below presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.	$1,098.8	$934.5	$0.6

Weighted average number of shares outstanding	301.5	304.4	303.4
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	5.6	5.5	4.3
Dilutive effect of assumed conversion of convertible notes outstanding	—	0.3	0.3
Diluted shares	307.1	310.2	308.0

Earnings per share attributable to Allergan, Inc. stockholders:
Basic	$3.64	$3.07	$0.00
Diluted	$3.58	$3.01	$0.00

For the year ended December 31, 2012, options to purchase 5.5 million shares of common stock at exercise prices ranging from $75.58 to $92.90 per share were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.

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

Note 17:  Subsequent Events
On January 22, 2013, the Company announced that it has entered into a definitive merger agreement with MAP Pharmaceuticals, Inc. (MAP) whereby the Company expects to acquire 100% of the shares of MAP for a price of $25.00 per share. The transaction would be accomplished pursuant to a cash tender offer followed by a second step merger. The per share cash offer price represents a total equity value of approximately $958 million, on a fully-diluted basis. The acquisition is expected to close late in the first quarter or in the second quarter of 2013. MAP is a biopharmaceutical company focused on developing and commercializing new therapies in Neurology, including Levadex®, an orally inhaled drug for the potential acute treatment of migraine in adults. Levadex® is currently under review with the FDA.
On February 1, 2013, the Company completed its previously announced review of strategic options for maximizing the value of its obesity intervention business, and has formally committed to pursue a sale of that business unit. The Company currently expects to execute a signed agreement in the first half of 2013. As a result of the Company's approved plan to sell its obesity intervention business unit, beginning in the first quarter of 2013, the Company expects to report the financial results from that business unit in discontinued operations in its statement of earnings and balance sheet, and intends to retrospectively adjust its prior period statements of earnings and its balance sheet as of December 31, 2012 to reflect the classification of assets and liabilities held for sale as discontinued operations. In the first quarter of 2013, the Company expects to report income from discontinued operations and a separate expected disposal loss from the write-down to fair value of the net assets held for sale. The Company is currently unable to estimate the range of the expected disposal loss.

ALLERGAN, INC.
QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2012
Product net sales	$1,365.7	$1,467.4	$1,391.1	$1,484.6	$5,708.8
Total revenues	1,391.9	1,491.4	1,413.9	1,508.9	5,806.1
Operating income	354.4	438.9	354.0	466.0	1,613.3
Earnings before income taxes (a)	324.8	428.4	330.8	449.3	1,533.3
Net earnings	230.3	296.4	250.6	325.2	1,102.5
Net earnings attributable to Allergan, Inc.	229.8	295.4	249.4	324.2	1,098.8
Basic earnings per share attributable to Allergan, Inc. stockholders	0.76	0.98	0.83	1.08	3.64
Diluted earnings per share attributable to Allergan, Inc. stockholders	0.74	0.96	0.82	1.06	3.58

2011
Product net sales	$1,252.8	$1,400.4	$1,311.1	$1,382.8	$5,347.1
Total revenues	1,271.2	1,417.2	1,328.4	1,402.3	5,419.1
Operating income	247.5	363.2	344.4	410.0	1,365.1
Earnings before income taxes (b)	215.2	344.0	356.8	383.7	1,299.7
Net earnings	158.8	248.6	251.0	279.7	938.1
Net earnings attributable to Allergan, Inc.	158.3	246.6	249.8	279.8	934.5
Basic earnings per share attributable to Allergan, Inc. stockholders	0.52	0.81	0.82	0.92	3.07
Diluted earnings per share attributable to Allergan, Inc. stockholders	0.51	0.79	0.81	0.90	3.01
 ——————————
(a) Includes 2012 pre-tax charges for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
Amortization of intangible assets	$31.6	$33.3	$33.2	$33.2	$131.3
Aggregate charges (reversal) for external costs for stockholder derivative and tax litigation associated with the U.S. Department of Justice (DOJ) settlement and other legal contingency expenses	9.4	(1.0)	0.5	0.8	9.7
Expenses (income) from changes in fair value of contingent consideration	0.6	12.8	2.4	(10.4)	5.4
Upfront payments for technologies that have not achieved regulatory approval	—	—	62.5	—	62.5
Impairment of an in-process research and development asset and a prepaid royalty asset	—	—	—	22.3	22.3
Restructuring charges	—	0.9	3.8	1.0	5.7
Unrealized loss (gain) on derivative instruments, net	12.5	(4.4)	7.1	0.1	15.3
  ——————————

ALLERGAN, INC.
QUARTERLY RESULTS (UNAUDITED) - (Continued)
(b) Includes 2011 pre-tax charges for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
Amortization of intangible assets	$32.5	$31.2	$31.9	$32.0	$127.6
External costs for stockholder derivative litigation associated with the DOJ settlement	1.6	0.7	0.8	0.3	3.4
Expenses from changes in fair value of contingent consideration	—	2.3	—	9.6	11.9
Impairment of an in-process research and development asset	—	—	4.3	—	4.3
Upfront and milestone payments for technologies that have not achieved regulatory approval	60.0	45.0	20.0	—	125.0
Additional costs for the termination of a third-party agreement related to the promotion of Sanctura XR®	—	3.3	—	—	3.3
Cumulative net expense resulting from the discontinued development of the Easyband™ Remote Adjustable Gastric Band System	9.0	(0.1)	—	—	8.9
Restructuring charges (reversal)	4.6	0.1	(0.1)	—	4.6
Non-cash interest expense associated with amortization of convertible debt discount	6.5	0.8	—	—	7.3
Unrealized loss (gain) on derivative instruments, net	6.9	(2.1)	(16.8)	0.9	(11.1)

SCHEDULE II
ALLERGAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2012, 2011 and 2010

Allowance for Doubtful Accounts Deducted from Trade Receivables	Balance at Beginning of Year	Additions (a)	Deductions (b)	Balance at End of Year
	(in millions)
2012	$31.9	$1.0	$(4.6)	$28.3
2011	29.0	7.2	(4.3)	31.9
2010	30.3	5.3	(6.6)	29.0
 ——————————

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.