Form 10-Q
period 2013-06-30
ALLERGAN INC
filed 2013-08-07
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-Q
————————————————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 1, 2013, there were 307,554,060 shares of common stock outstanding (including 10,698,576 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Product net sales	$1,577.0	$1,426.1	$3,009.5	$2,747.8
Other revenues	20.7	24.0	47.8	50.2
Total revenues	1,597.7	1,450.1	3,057.3	2,798.0

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	199.1	195.3	399.0	385.3
Selling, general and administrative	609.9	563.1	1,214.7	1,127.9
Research and development	266.5	227.7	515.3	447.7
Amortization of intangible assets	29.0	23.1	59.7	44.4
Restructuring charges	—	0.9	4.3	0.9
Operating income	493.2	440.0	864.3	791.8

Non-operating income (expense):
Interest income	2.0	1.7	3.6	2.9
Interest expense	(20.0)	(17.1)	(37.4)	(32.9)
Other, net	11.2	4.9	2.5	(10.1)
	(6.8)	(10.5)	(31.3)	(40.1)

Earnings from continuing operations before income taxes	486.4	429.5	833.0	751.7
Provision for income taxes	132.4	132.4	206.0	226.2

Earnings from continuing operations	354.0	297.1	627.0	525.5

Discontinued operations:
Earnings (loss) from discontinued operations, net of applicable income tax expense (benefit) of $3.7 million and $(0.5) million for the three months ended June 30, 2013 and 2012, respectively, and $3.7 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively	7.2	(0.7)	7.6	1.2
Expected loss on sale of discontinued operations, net of applicable income tax benefit of $87.2 million	—	—	(259.0)	—
Discontinued operations	7.2	(0.7)	(251.4)	1.2

Net earnings	361.2	296.4	375.6	526.7
Net earnings attributable to noncontrolling interest	1.3	1.0	3.2	1.5
Net earnings attributable to Allergan, Inc.	$359.9	$295.4	$372.4	$525.2

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.19	$0.98	$2.10	$1.73
Discontinued operations	0.03	—	(0.85)	—
Net basic earnings per share attributable to Allergan, Inc. stockholders	$1.22	$0.98	$1.25	$1.73

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.17	$0.96	$2.06	$1.70
Discontinued operations	0.02	—	(0.83)	—
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$1.19	$0.96	$1.23	$1.70
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net earnings	$361.2	$296.4	$375.6	$526.7

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(17.2)	(40.6)	(39.1)	(17.0)
Amortization of deferred holding gains on derivatives designated as cash flow hedges included in net earnings, net of income tax benefit of $0.1 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.3 million for the six months ended June 30, 2013 and 2012, respectively	(0.2)	(0.2)	(0.4)	(0.4)
Other comprehensive loss	(17.4)	(40.8)	(39.5)	(17.4)

Total comprehensive income	343.8	255.6	336.1	509.3
Comprehensive income attributable to noncontrolling interest	—	0.3	1.2	1.3

Comprehensive income attributable to Allergan, Inc.	$343.8	$255.3	$334.9	$508.0
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and equivalents	$2,484.0	$2,701.8
Short-term investments	184.8	260.6
Trade receivables, net	917.2	739.0
Inventories	274.4	272.3
Other current assets	468.2	448.6
Assets held for sale	153.6	512.6
Total current assets	4,482.2	4,934.9
Investments and other assets	194.4	192.1
Deferred tax assets	88.7	206.9
Property, plant and equipment, net	866.2	851.5
Goodwill	2,326.6	2,133.8
Intangibles, net	1,716.9	860.1
Total assets	$9,675.0	$9,179.3
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$51.6	$48.8
Accounts payable	237.0	232.2
Accrued compensation	195.4	222.4
Other accrued expenses	610.3	586.8
Liabilities held for sale	3.6	5.3
Total current liabilities	1,097.9	1,095.5
Long-term debt	2,104.6	1,512.4
Other liabilities	725.2	708.8
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,554,060 shares as of June 30, 2013 and 307,537,860 shares as of December 31, 2012	3.1	3.1
Additional paid-in capital	2,975.6	2,900.6
Accumulated other comprehensive loss	(282.1)	(244.6)
Retained earnings	4,089.4	3,832.1
	6,786.0	6,491.2
Less treasury stock, at cost (10,739,838 shares as of June 30, 2013 and 7,213,757 shares as of December 31, 2012)	(1,064.1)	(654.1)
Total stockholders’ equity	5,721.9	5,837.1
Noncontrolling interest	25.4	25.5
Total equity	5,747.3	5,862.6
Total liabilities and equity	$9,675.0	$9,179.3
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net earnings	$375.6	$526.7
Non-cash items included in net earnings:
Depreciation and amortization	134.4	126.9
Amortization of original issue discount and debt issuance costs	1.2	1.0
Amortization of net realized gain on interest rate swaps	(7.2)	(0.7)
Deferred income tax benefit	(101.3)	(12.3)
Loss on disposal and impairment of assets	1.2	—
Unrealized (gain) loss on derivative instruments	(11.9)	8.1
Expense of share-based compensation plans	56.8	52.8
Expected loss on sale of discontinued operations	346.2	—
Expense from changes in fair value of contingent consideration	3.3	13.4
Restructuring charges	4.3	0.9
Loss on investment	3.7	—
Changes in operating assets and liabilities:
Trade receivables	(193.0)	(152.2)
Inventories	(19.6)	(10.0)
Other current assets	28.7	1.0
Other non-current assets	(8.6)	(3.4)
Accounts payable	(6.4)	4.0
Accrued expenses	(18.8)	33.2
Income taxes	(14.1)	34.1
Other liabilities	26.6	14.8
Net cash provided by operating activities	601.1	638.3

Cash flows from investing activities:
Purchases of short-term investments	(184.8)	(504.7)
Acquisitions, net of cash acquired	(892.1)	(3.1)
Additions to property, plant and equipment	(62.4)	(57.3)
Additions to capitalized software	(5.6)	(3.7)
Additions to intangible assets	(0.3)	(3.5)
Proceeds from maturities of short-term investments	260.6	379.8
Proceeds from sale of property, plant and equipment	0.1	0.6
Net cash used in investing activities	(884.5)	(191.9)

Cash flows from financing activities:
Dividends to stockholders	(29.7)	(30.4)
Payments to acquire treasury stock	(649.1)	(549.0)
Payments of contingent consideration	(11.1)	(5.1)
Debt issuance costs	(4.8)	—
Proceeds from issuance of senior notes, net of discount	598.5	—
Net borrowings (repayments) of notes payable	2.8	(41.5)
Sale of stock to employees	140.6	127.1
Excess tax benefits from share-based compensation	31.8	21.0
Net cash provided by (used in) financing activities	79.0	(477.9)

Effect of exchange rate changes on cash and equivalents	(13.4)	(5.9)
Net decrease in cash and equivalents	(217.8)	(37.4)
Cash and equivalents at beginning of period	2,701.8	2,406.1
Cash and equivalents at end of period	$2,484.0	$2,368.7

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amount capitalized	$36.2	$31.4
Income taxes, net of refunds	$191.6	$166.3
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2012. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other period(s).
Reclassifications
Certain reclassifications of prior year amounts have been made to conform with the current year presentation.
The Company has completed its previously announced review of strategic options for maximizing the value of its obesity intervention business, and has formally committed to pursue a sale of that business unit. Accordingly, beginning in the first quarter of 2013, the Company has reported the financial results from that business unit as discontinued operations in the consolidated statements of earnings and has classified the related assets and liabilities as held for sale in the consolidated balance sheet. The prior period consolidated statements of earnings and consolidated balance sheet as of December 31, 2012 have been retrospectively revised to reflect the obesity intervention business unit as discontinued operations and the related assets and liabilities as held for sale.
Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance became effective for reporting periods beginning after December 15, 2012, with early adoption permitted. The Company adopted the provisions of the guidance in the first quarter of 2013 and had no significant reclassifications out of accumulated other comprehensive income to net income during the second quarter and the first six months of 2013.
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
New Accounting Standards Not Yet Adopted
In July 2013, the FASB issued an accounting standards update that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance will be effective for fiscal years beginning after December 15, 2013, which will be the Company's fiscal year 2014, with early adoption permitted. The Company currently does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company recognized tangible and intangible assets acquired and liabilities assumed in connection with the MAP acquisition based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recognized as goodwill. The goodwill acquired in the MAP acquisition is not deductible for federal income tax purposes. In connection with the acquisition, the Company acquired assets with a fair value of $1,232.9 million, consisting of current assets of $2.3 million, property, plant and equipment of $7.7 million, other non-current assets of $0.3 million, deferred tax assets of $136.5 million, intangible assets of $915.6 million and goodwill of $170.5 million, and assumed liabilities of $361.2 million, consisting of current liabilities of $27.4 million and deferred tax liabilities of $333.8 million.
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
Exemplar Acquisition
On April 12, 2013, the Company completed the acquisition of Exemplar Pharma, LLC (Exemplar), a third party contract manufacturer for MAP's Tempo® delivery system, for an aggregate purchase price of approximately $16.1 million, net of cash acquired. Prior to the acquisition, the Company also had a $1.9 million payable to Exemplar, which was effectively settled upon the acquisition. In connection with the acquisition, the Company acquired assets with a fair value of $16.6 million, consisting of current assets of $0.5 million, property, plant and equipment of $2.1 million and goodwill of $14.0 million, and assumed current liabilities of $0.5 million. The goodwill acquired in the Exemplar acquisition is deductible for federal income tax purposes.
SkinMedica Acquisition
On December 19, 2012, the Company completed the acquisition of SkinMedica, Inc. (SkinMedica), a privately-held aesthetics skin care company based in the United States focused on developing and commercializing products that improve the appearance of skin, for an upfront payment of $348.9 million, net of cash acquired. The Company may also be required to pay up to an additional $25.0 million, contingent upon acquired products achieving certain sales milestones. The estimated fair value of the contingent consideration as of the acquisition date was $2.2 million. The acquisition was funded from the Company's cash and equivalents balances.
The Company recognized tangible and intangible assets acquired, liabilities assumed and the contingent consideration liability in connection with the SkinMedica acquisition based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recognized as goodwill. The goodwill acquired in the SkinMedica acquisition is not deductible for federal income tax purposes. In connection with the acquisition, the Company acquired assets with a fair value of $438.1 million, consisting of current assets of $30.2 million, property, plant and equipment of $6.6 million, deferred tax assets of $43.2 million, intangible assets of $200.9 million and goodwill of $157.2 million, and assumed liabilities of $87.0 million, consisting of current liabilities of $11.2 million and deferred tax liabilities of $75.8 million. As of June 30, 2013, the total estimated fair value of the contingent consideration of $2.2 million was included in “Other liabilities.”
The intangible assets consist of developed technology, customer relationships, trademarks and an in-process research and

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

development asset. Acquired developed technology assets consist of the currently marketed SkinMedica® family of products, including the TNS (Tissue Nutrient Solution) products, Vaniqa®, Lytera® and scar recovery gel. The amounts assigned to each class of intangible assets and the related weighted average amortization periods are summarized in the following table:

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
The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $3.1 million, net of a $6.6 million pre-existing net receivable from the distributor, and is also required to pay additional contingent consideration based on certain contractual obligations of the former distributor over a two year period from the acquisition date. The estimated fair value of the contingent consideration as of the acquisition date was $4.7 million. The Company acquired assets with a fair value of $14.4 million, consisting of inventories of $2.0 million, intangible assets of $8.6 million and goodwill of $3.8 million. No liabilities were assumed in connection with the purchase. The intangible assets relate to customer relationships that have an estimated useful life of three years and other contractual rights that have an estimated useful life of two years. As of June 30, 2013, the total estimated fair value of the contingent consideration of $1.9 million was included in "Other accrued expenses."
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Under the exclusive license agreements, subject to certain limited exceptions, the Company is responsible for and incurs all expenses related to the conduct of all development activities; the preparation, filing and maintaining of all regulatory materials; the planning and implementation of all commercial activities; and all manufacturing activities. Under the exclusive discovery alliance agreement, during the research term each party will bear all expenses it incurs to conduct its respective activities, subject to certain limited exceptions. Milestone payments made by the Company to Molecular Partners AG pursuant to these agreements prior to the achievement of regulatory approval are immediately recognized and recorded as R&D expense. Milestone payments, if any, that are made upon, or subsequent to, regulatory approval will be capitalized as intangible assets and amortized over the estimated remaining commercial life of the underlying technology.
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
In connection with various business development transactions where the Company has outlicensed its technology to third parties, the Company has aggregate potential future milestone receipts of approximately $35.7 million as of June 30, 2013, none of which are individually significant. Of that amount, approximately $3.5 million relates to achievement of certain development milestones, approximately $12.0 million relates to achievement of certain regulatory milestones, and approximately $20.2 million relates to achievement of certain commercial sales milestones. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

Note 3:  Discontinued Operations
On February 1, 2013, the Company completed its previously announced review of strategic options for maximizing the value of its obesity intervention business, and formally committed to pursue a sale of that business unit. The Company is currently considering offers for the sale of that business unit. As a result of the Company's approved plan to pursue a sale of its obesity intervention business unit, beginning in the first quarter of 2013, the Company has reported the financial results from that business unit in discontinued operations in its consolidated statements of earnings and has classified the related assets and liabilities as held for sale in its consolidated balance sheet. The prior period consolidated statements of earnings and consolidated balance sheet as of December 31, 2012 have been retrospectively revised to reflect the obesity intervention business unit as discontinued operations and the related assets and liabilities as held for sale.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of operations from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Product net sales	$31.9	$41.3	$65.2	$85.3

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	5.2	6.5	10.5	12.3
Selling, general and administrative	14.6	21.5	30.4	41.8
Research and development	1.2	4.3	2.7	9.3
Amortization of intangible assets	—	10.2	10.3	20.5

Earnings (loss) from discontinued operations before income taxes	$10.9	$(1.2)	$11.3	$1.4

Earnings (loss) from discontinued operations, net of income taxes	$7.2	$(0.7)	$7.6	$1.2
In the first quarter of 2013, the Company also reported a separate estimated pre-tax disposal loss of $346.2 million ($259.0 million after tax) related to the obesity intervention business unit from the write-down of the net assets held for sale to their estimated fair value less costs to sell. The net assets held for sale include a portion of the Company's medical devices reporting unit's goodwill allocated to the obesity intervention business based on the relative fair value of that business to the portion of the medical devices reporting unit that the Company will retain. The Company determined the estimated fair value of the net assets held for sale based on a range of indicative purchase prices received from prospective buyers participating in an orderly sales process. There has been no change in the estimated fair value during the second quarter of 2013. The estimated fair value is subject to change based on continuing negotiations between the prospective buyers and the Company. This estimated fair value measurement is categorized within Level 3 of the fair value hierarchy. During the first quarter of 2013, the Company tested the remaining goodwill of the medical devices reporting unit for impairment and concluded that no impairment was indicated.
The following table summarizes the assets and liabilities held for sale related to the Company's obesity intervention business unit as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in millions)
Assets:
Trade receivables, net	$23.2	$25.2
Inventories	10.6	10.6
Property, plant and equipment, net	1.2	1.4
Goodwill	105.7	105.7
Intangibles, net	358.7	369.0
Other assets	0.4	0.7
Valuation allowance	(346.2)	—
Total assets held for sale	$153.6	$512.6

Liabilities:
Accounts payable	$0.8	$0.9
Accrued expenses	2.6	4.1
Other liabilities	0.2	0.3
Total liabilities held for sale	$3.6	$5.3

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4:  Restructuring Charges and Integration Costs
In connection with the March 2013 acquisition of MAP and the December 2012 acquisition of SkinMedica, the Company initiated restructuring activities to integrate the operations of the two acquired businesses with the Company's operations and to capture synergies through the centralization of certain research and development, general and administrative and commercial functions. The restructuring charges primarily consist of employee severance and other one-time termination benefits for approximately 98 people. In the first quarter of 2013, the Company recorded $4.3 million of restructuring charges. In the second quarter of 2013, the Company recorded a $0.9 million restructuring charge reversal.
Included in the three and six month periods ended June 30, 2013 are $0.9 million of restructuring charges for employee severance and other one-time termination benefits related to the realignment of various business functions initiated in 2013. Included in the three and six month periods ended June 30, 2012 are $0.9 million of additional restructuring charges for the refurbishment of facilities related to the Company's closure of its leased collagen manufacturing facility in Fremont, California.
Included in the three month period ended June 30, 2013 are $0.1 million of cost of sales and $3.7 million of SG&A expenses and in the six month period ended June 30, 2013 $0.1 million of cost of sales and $15.1 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses. Included in the three month period ended June 30, 2012 are $0.1 million of SG&A expenses and in the six month period ended June 30, 2012 $0.1 million of cost of sales and $0.5 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses. For the six month period ended June 30, 2013, these costs primarily consist of investment banking and legal fees.

Note 5:  Intangibles and Goodwill
Intangibles
At June 30, 2013 and December 31, 2012, the components of intangibles and certain other related information were as follows:

	June 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$643.6	$(312.3)	11.1	$644.2	$(284.5)	11.1
Customer relationships	54.5	(11.4)	2.7	54.5	(1.2)	2.7
Licensing	185.9	(163.5)	9.3	185.9	(157.8)	9.3
Trademarks	89.5	(27.3)	12.4	87.9	(25.3)	12.3
Core technology	325.4	(54.7)	14.8	93.8	(46.5)	14.4
Other	42.2	(17.8)	6.3	43.9	(14.1)	6.4
	1,341.1	(587.0)	11.3	1,110.2	(529.4)	10.6
Unamortizable Intangible Assets:
In-process research and development	962.8	—		279.3	—
	$2,303.9	$(587.0)		$1,389.5	$(529.4)
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table provides amortization expense by major categories of intangible assets for the three and six month periods ended June 30, 2013 and 2012, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Developed technology	$14.3	$13.8	$28.6	$26.1
Customer relationships	5.1	0.3	10.2	0.5
Licensing	0.8	5.1	6.0	10.2
Trademarks	1.1	0.1	2.2	0.2
Core technology	5.5	1.7	8.4	3.3
Other	2.2	2.1	4.3	4.1
	$29.0	$23.1	$59.7	$44.4
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
Estimated amortization expense is $117.2 million for 2013, $112.7 million for 2014, $99.2 million for 2015, $77.3 million for 2016 and $56.7 million for 2017.
Goodwill
Changes in the carrying amount of goodwill by operating segment through June 30, 2013 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2012	$299.8	$1,834.0	$2,133.8
MAP acquisition	170.5	—	170.5
Exemplar acquisition	14.0	—	14.0
Foreign exchange translation effects and other	9.6	(1.3)	8.3
Balance at June 30, 2013	$493.9	$1,832.7	$2,326.6

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6:  Inventories
Components of inventories were:

	June 30, 2013	December 31, 2012
	(in millions)
Finished products	$176.2	$179.9
Work in process	39.8	41.3
Raw materials	58.4	51.1
Total	$274.4	$272.3
At June 30, 2013 and December 31, 2012, approximately $11.1 million and $9.9 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

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

Note 8:  Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, R&D tax credits available in the United States, California, and other foreign jurisdictions and deductions available in the United States for domestic production activities. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and acquired net operating losses, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. The retroactive benefit of the U.S. R&D tax credit for fiscal year 2012 is estimated to be approximately $17.4 million, which the Company recognized in fiscal year 2013. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $22.6 million as of June 30, 2013 and December 31, 2012.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total amount of unrecognized tax benefits was $58.6 million and $61.9 million as of June 30, 2013 and December 31, 2012, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $52.1 million and $55.2 million as of June 30, 2013 and December 31, 2012, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $6.0 million to $7.0 million due to the settlement of income tax audits, Appeals proceedings and Competent Authority negotiations in the United States and certain foreign jurisdictions.
Total interest accrued related to uncertain tax positions included in the Company's unaudited condensed consolidated balance sheets was $11.0 million and $10.0 million as of June 30, 2013 and December 31, 2012, respectively.
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
For the three and six month periods ended June 30, 2013 and 2012, share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Cost of sales	$1.8	$1.6	$3.6	$3.3
Selling, general and administrative	18.0	17.5	37.4	34.3
Research and development	7.5	7.1	14.8	14.1
Pre-tax share-based compensation expense	27.3	26.2	55.8	51.7
Income tax benefit	8.7	8.1	18.1	16.6
Net share-based compensation expense	$18.6	$18.1	$37.7	$35.1

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of June 30, 2013, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $242.6 million, which is expected to be recognized over the next 44 months (33 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of June 30, 2013.
Note 10:  Employee Retirement and Other Benefit Plans
The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.
Components of net periodic benefit cost for the three and six month periods ended June 30, 2013 and 2012, respectively, were as follows:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Service cost	$7.1	$6.4	$0.5	$0.4
Interest cost	11.5	11.0	0.5	0.5
Expected return on plan assets	(11.2)	(10.8)	—	—
Amortization of prior service costs	—	—	(0.6)	(0.7)
Recognized net actuarial losses	7.7	6.7	0.3	0.3
Net periodic benefit cost	$15.1	$13.3	$0.7	$0.5

	Six Months Ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Service cost	$14.2	$12.9	$0.9	$0.8
Interest cost	23.1	22.1	1.0	1.0
Expected return on plan assets	(22.5)	(21.8)	—	—
Amortization of prior service costs	—	—	(1.3)	(1.3)
Recognized net actuarial losses	15.5	13.5	0.7	0.6
Net periodic benefit cost	$30.3	$26.7	$1.3	$1.1
In 2013, the Company expects to pay contributions of between $40.0 million and $50.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 11:  Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in various legal actions, government investigations and environmental proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these actions, proceedings and investigations are described below. The following supplements and amends the discussion set forth in Note 12 “Commitments and Contingencies — Legal Proceedings” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and Note 11 “Contingencies — Legal Proceedings” in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 and is limited to certain recent developments concerning the Company's legal proceedings.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's legal proceedings range from cases brought by a single plaintiff to a class action with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of the Company's business and a variety of claims (including but not limited to patent infringement, marketing, product liability, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. Complex legal proceedings frequently extend for several years, and a number of the matters pending against the Company are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine whether the proceeding is material to the Company or to estimate a range of possible loss, if any. Unless otherwise disclosed, the Company is unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.
Stockholder Derivative Litigation
Botox® Settlement-Related Actions — Delaware Action. In July 2013, the Court of Chancery of the State of Delaware issued a final order dismissing this action.
Patent Litigation
Zymar®. In May 2013, the U.S. Court of Appeals for the Federal Circuit heard oral argument and took the matter under submission.
In May 2013, the Company, with Senju Pharmaceutical Co., Ltd. (Senju) and Kyorin Pharmaceutical Co., Ltd. (Kyorin), filed a complaint against Strides, Inc. (Strides) and Agila Specialties Private Limited (Agila) in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Number 6,333,045 ('045 patent).
Zymaxid®. In May 2013, the Company, with Senju and Kyorin, filed a complaint against Strides and Agila in the U.S. District Court for the District of Delaware alleging infringement of the '045 patent.
Combigan®. In May 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion affirming-in-part and reversing-in-part. In June 2013, the defendants filed a combined petition for panel rehearing and rehearing en banc.
In May 2013, the Company withdrew its motion for preliminary injunction against Sandoz, Inc. (Sandoz).
Latisse®. In April 2013, the U.S. District Court for the Middle District of North Carolina entered a permanent injunction against Apotex Inc. (Apotex), Sandoz, Hi-Tech, and Watson Pharmaceuticals, Inc. (Watson).
In May 2013, U.S. Court of Appeals for the Federal Circuit denied the Company's motion to dismiss Apotex, Sandoz, and Hi-Tech's appeal, but granted it with respect to Watson. In May 2013, Watson filed an amended notice of appeal and its appeal was consolidated with that of Apotex, Sandoz, and Hi-Tech.
Lumigan® 0.01%. In June 2013, the Company dismissed its patent infringement claims regarding U.S. Patent Number 5,688,819. In July 2013, a bench trial was held and the U.S. District Court for the Eastern District of Texas took the matter under submission. In June 2013, after Watson filed an ANDA with the FDA seeking approval to market a generic version of Lumigan® 0.01%, the Company received a paragraph 4 invalidity and noninfringement certification from Watson, contending that U.S. Patent Numbers 8,278,353, 8,299,118, 8,309,605, and 8,338,479 are invalid and not infringed by the proposed generic product.
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
As of June 1, 2012 the Company is largely self-insured for future product liability losses related to all of its products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the second quarter and the first six months of 2013 and 2012, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of June 30, 2013 are not material.
The Company has provided reserves for contingencies related to various lawsuits, claims and contractual disputes that management believes are probable and reasonably estimable. The amounts reserved for these contingencies as of June 30, 2013 are not material.

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
The following table provides a reconciliation of the change in estimated product warranty liabilities through June 30, 2013:

(in millions)
Balance at December 31, 2012	$34.4
Provision for warranties issued during the period	3.8
Settlements made during the period	(3.5)
Balance at June 30, 2013	$34.7

Current portion	$6.6
Non-current portion	28.1
Total	$34.7

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14:  Earnings Per Share
The table below presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.:
Earnings from continuing operations attributable to Allergan, Inc.:
Earnings from continuing operations	$354.0	$297.1	$627.0	$525.5
Less net earnings attributable to noncontrolling interest	1.3	1.0	3.2	1.5
Earnings from continuing operations attributable to Allergan, Inc.	352.7	296.1	623.8	524.0
Earnings (loss) from discontinued operations	7.2	(0.7)	(251.4)	1.2
Net earnings attributable to Allergan, Inc.	$359.9	$295.4	$372.4	$525.2

Weighted average number of shares outstanding	296.0	302.4	296.9	303.2
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	5.3	5.8	5.6	5.7
Diluted shares	301.3	308.2	302.5	308.9

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.19	$0.98	$2.10	$1.73
Discontinued operations	0.03	—	(0.85)	—
Net basic earnings per share attributable to Allergan, Inc. stockholders	$1.22	$0.98	$1.25	$1.73

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.17	$0.96	$2.06	$1.70
Discontinued operations	0.02	—	(0.83)	—
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$1.19	$0.96	$1.23	$1.70
For the three and six month periods ended June 30, 2013, options to purchase 4.4 million and 4.3 million shares of common stock at exercise prices ranging from $90.78 to $105.87 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.
For the three and six month periods ended June 30, 2012, options to purchase 4.5 million and 6.6 million shares of common stock at exercise prices ranging from $76.98 to $92.90 and $75.58 to $92.90 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On January 31, 2007, the Company entered into a nine-year, two month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, the Company terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, the Company added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. During the three and six month periods ended June 30, 2013, the Company recognized $3.3 million and $6.5 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap. During the three and six month periods ended June 30, 2012, the Company recognized $3.7 million and $7.4 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three and six month periods ended June 30, 2013, the Company recognized $0.3 million and $0.7 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. During the three and six month periods ended June 30, 2012, the Company recognized $0.4 million and $0.7 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of June 30, 2013, the remaining unrecognized gain of $3.6 million ($2.2 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2013 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed 18 months. The Company does not designate these derivative instruments as accounting hedges.
The Company uses foreign currency option contracts, which provide for the sale or purchase of foreign currencies, to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of the Company’s business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.
Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and six month periods ended June 30, 2013, the Company recognized realized gains on settled foreign currency option contracts of $0.6 million and $1.6 million, respectively, and net unrealized gains on open foreign currency option contracts of $10.6 million and $11.9 million, respectively. During the three and six month periods ended June 30, 2012, the Company recognized realized gains on settled foreign currency option contracts of $4.7 million and $7.0 million, respectively, and net unrealized gains (losses) on open foreign currency option contracts of $4.4 million and $(8.1) million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and six month periods ended June 30, 2013, the Company recognized total realized and unrealized gains from foreign exchange forward contracts of $3.8 million and $3.2 million, respectively. During the three and six month periods ended June 30, 2012, the Company recognized total realized and unrealized losses from foreign exchange forward contracts of $1.2 million.
The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At June 30, 2013 and December 31, 2012, foreign currency derivative assets associated with the foreign exchange option contracts of $18.5 million and $9.9 million, respectively, were included in “Other current assets.” At June 30, 2013 and December 31, 2012, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.3 million were included in “Other current assets.”
At June 30, 2013 and December 31, 2012, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	June 30, 2013		December 31, 2012
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$49.8	$1.4	$44.6	$0.3
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	40.1	(1.1)	39.6	—
Foreign currency sold — put options	394.9	18.5	501.6	9.9
The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2013 and December 31, 2012, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 30, 2013 and December 31, 2012. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
Other Financial Instruments
At June 30, 2013 and December 31, 2012, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, non-marketable equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

term maturities of these instruments. The fair value of non-marketable equity investments, which represent investments in start-up technology companies, are estimated based on information provided by these companies. The fair value of notes payable and long-term debt are estimated based on quoted market prices and interest rates.
The carrying amount and estimated fair value of the Company’s other financial instruments at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$2,484.0	$2,484.0	$2,701.8	$2,701.8
Short-term investments	184.8	184.8	260.6	260.6
Non-current non-marketable equity investments	6.1	6.1	9.0	9.0
Notes payable	51.6	51.6	48.8	48.8
Long-term debt	2,104.6	2,201.6	1,512.4	1,673.0
In the first quarter of 2013, the Company recorded an impairment charge of $3.7 million due to the other than temporary decline in value of a non-marketable equity investment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At June 30, 2013, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s estimates.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2013 and December 31, 2012, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, deferred executive compensation investments and liabilities and contingent consideration liabilities. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,166.1	$—	$1,166.1	$—
Foreign time deposits	287.0	—	287.0	—
Other cash equivalents	988.6	—	988.6	—
Foreign exchange derivative assets	18.8	—	18.8	—
Deferred executive compensation investments	92.5	76.6	15.9	—
	$2,553.0	$76.6	$2,476.4	$—
Liabilities
Deferred executive compensation liabilities	$84.6	$68.7	$15.9	$—
Contingent consideration liabilities	212.9	—	—	212.9
	$297.5	$68.7	$15.9	$212.9

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,709.0	$—	$1,709.0	$—
Foreign time deposits	341.7	—	341.7	—
Other cash equivalents	685.0	—	685.0	—
Foreign exchange derivative assets	10.2	—	10.2	—
Deferred executive compensation investments	81.7	66.8	14.9	—
	$2,827.6	$66.8	$2,760.8	$—
Liabilities
Deferred executive compensation liabilities	$73.5	$58.6	$14.9	$—
Contingent consideration liabilities	224.3	—	—	224.3
	$297.8	$58.6	$14.9	$224.3
Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Other cash equivalents consist primarily of money-market fund investments. Short-term investments consist of commercial paper. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The Company believes the fair values assigned to its derivative instruments as of June 30, 2013 and December 31, 2012 are based upon reasonable estimates and assumptions. Assets and liabilities related to deferred executive compensation consist of actively traded mutual funds classified as Level 1 and money-market funds classified as Level 2.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table provides a reconciliation of the change in the contingent consideration liabilities through June 30, 2013:

(in millions)
Balance at December 31, 2012	$224.3
Change in the estimated fair value of the contingent consideration liabilities	3.3
Payments made during the period	(11.1)
Foreign exchange translation effects	(3.6)
Balance at June 30, 2013	$212.9

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
The Company evaluates segment performance on a product net sales and operating income basis exclusive of general and administrative expenses and other indirect costs, legal settlement expenses, impairment of intangible assets and related costs, restructuring charges, amortization of certain identifiable intangible assets related to business combinations, asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to the Company’s segments for performance assessment by the Company’s chief operating decision maker. Other adjustments excluded from the Company’s segments for performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with the Company’s core business activities. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating Segments

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Product net sales:
Specialty pharmaceuticals	$1,347.7	$1,212.6	$2,579.5	$2,352.1
Medical devices	229.3	213.5	430.0	395.7
Total product net sales	1,577.0	1,426.1	3,009.5	2,747.8
Other revenues	20.7	24.0	47.8	50.2
Total revenues	$1,597.7	$1,450.1	$3,057.3	$2,798.0

Operating income:
Specialty pharmaceuticals	$569.4	$506.3	$1,059.4	$946.4
Medical devices	75.1	68.1	129.7	119.8
Total segments	644.5	574.4	1,189.1	1,066.2
General and administrative expenses, other indirect costs and other adjustments	123.7	116.4	267.8	241.0
Amortization of intangible assets (a)	27.6	17.1	52.7	32.5
Restructuring charges	—	0.9	4.3	0.9
Total operating income	$493.2	$440.0	$864.3	$791.8
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations, asset acquisitions and related capitalized licensing costs, as applicable.
Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal geographic markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 61.1% and 60.0% of the Company’s total consolidated product net sales for the three month periods ended June 30, 2013 and 2012, respectively. U.S. sales represented 61.0% and 60.2% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2013 and 2012, respectively.
Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended June 30, 2013 and 2012 were 14.0% and 14.5%, respectively, of the Company’s total consolidated product net sales, and 14.1% and 15.4%, respectively, of the Company’s total consolidated product net sales for the six month periods ended June 30, 2013 and 2012. Sales to Cardinal Health, Inc. for the three month periods ended June 30, 2013 and 2012 were 14.2% and 14.5%, respectively, of the Company’s total consolidated product net sales, and 14.3% and 14.1%, respectively, of the Company’s total consolidated product net sales for the six month periods ended June 30, 2013 and 2012. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Net Sales by Product Line

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$722.4	$670.4	$1,391.0	$1,322.9
Botox®/Neuromodulators	513.0	461.2	970.9	860.1
Skin Care and Other	112.3	81.0	217.6	169.1
Total Specialty Pharmaceuticals	1,347.7	1,212.6	2,579.5	2,352.1

Medical Devices:
Breast Aesthetics	106.8	101.2	196.4	199.6
Facial Aesthetics	122.5	112.3	233.6	196.1
Total Medical Devices	229.3	213.5	430.0	395.7

Total product net sales	$1,577.0	$1,426.1	$3,009.5	$2,747.8
Geographic Information

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Product net sales:
United States	$963.3	$855.5	$1,836.3	$1,654.1
Europe	323.7	293.0	626.9	570.0
Latin America	100.7	98.4	181.9	189.1
Asia Pacific	118.5	110.2	230.9	208.9
Other	70.8	69.0	133.5	125.7
Total product net sales	$1,577.0	$1,426.1	$3,009.5	$2,747.8

	June 30, 2013	December 31, 2012
	(in millions)
Long-lived assets:
United States	$4,312.8	$3,242.9
Europe	534.5	538.6
Latin America	51.3	55.2
Asia Pacific	49.9	53.8
Other	1.7	2.2
Total long-lived assets	$4,950.2	$3,892.7
The increase in long-lived assets located in the United States at June 30, 2013 compared to December 31, 2012 is primarily due to an increase in intangible assets and goodwill related to the acquisitions of MAP completed in the first quarter of 2013 and Exemplar completed in the second quarter of 2013.

ALLERGAN, INC.
 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This financial review presents our operating results for the three and six month periods ended June 30, 2013 and 2012, and our financial condition at June 30, 2013. The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six month periods ended June 30, 2013 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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
Revenue Recognition
We recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. A substantial portion of our revenue is generated by the sale of specialty pharmaceutical products (primarily eye care pharmaceuticals and skin care and other products) to wholesalers within the United States, and we have a policy to attempt to maintain average U.S. wholesaler inventory levels at an amount less than eight weeks of our net sales. A portion of our revenue is generated from consigned inventory of breast implants maintained at physician, hospital and clinic locations. These customers are contractually obligated to maintain a specific level of inventory and to notify us upon the use of consigned inventory. Revenue for consigned inventory is recognized at the time we are notified by the customer that the product has been used. Notification is usually through the replenishing of the inventory, and we periodically review consignment inventories to confirm the accuracy of customer reporting.
We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $6.0 million and $4.2 million at June 30, 2013 and December 31, 2012, respectively. Provisions for cash discounts deducted from consolidated sales in the second quarter of 2013 and 2012 were $18.7 million and $17.0 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first six months of 2013 and 2012 were $36.3 million and $33.8 million, respectively.
We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at June 30, 2013 and December 31, 2012 were $80.0 million and $77.9 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $114.7 million and $110.4 million in the second quarter of 2013 and 2012, respectively. Provisions for sales returns deducted from consolidated sales were $216.9 million and $209.0 million in the first six months of 2013 and 2012, respectively. The increases in the amount of allowances for sales returns at June 30, 2013 compared to December 31, 2012 and the provisions for sales returns in the second quarter and the first six months of 2013 compared to the second quarter and the first six months of 2012 are primarily due to increased overall product sales volume and an increase in estimated product sales return rates for our breast aesthetics products, partially offset by a slight decrease in estimated product sales return rates for our skin care and other products. Actual historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
We participate in various U.S. federal and state government rebate programs, the largest of which are Medicaid, Medicare and the U.S. Department of Veterans Affairs. We also have contracts with various managed care and group purchasing organizations that provide for sales rebates and other contractual discounts. In the United States, we also incur chargebacks, which are reimbursements to wholesalers for honoring contracted prices to third parties. Outside of the Unites States we incur sales allowances based on contractual provisions and legislative mandates. We also offer rebate and other incentive programs directly to our customers for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, Juvéderm®, Latisse®, Natrelle®, Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $259.3 million and $269.6 million at June 30, 2013 and December 31, 2012, respectively.
Provisions for sales rebates and other incentive programs deducted from consolidated sales were $267.6 million in the second quarter of 2013 compared to $230.1 million in the second quarter of 2012. The $37.5 million increase in the provisions for sales rebates and other incentive programs in the second quarter of 2013 is due to a $17.2 million increase in provisions for rebates associated with U.S. federal and state government programs, a $7.0 million increase in managed health care rebates and other contractual discounts, a $6.6 million increase in chargebacks, a $3.4 million increase in sales allowances outside of the United States and a $3.3 million increase in provisions for consumer coupons and other customer incentives. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $538.9 million for the first six months of 2013 compared to $467.0 million for the first six months of 2012. The $71.9 million increase in the provisions for sales rebates and other incentive programs in the first six months of 2013 is due to a $27.6 million increase in provisions for rebates associated with U.S. federal and state government programs, a $13.0 million increase in managed health care rebates and other contractual discounts, a $4.0 million increase in chargebacks, a $10.9 million increase in sales allowances outside of the United States and a $16.4 million increase in provisions for consumer coupons and other customer incentives. The increase in provisions for sales rebates and other incentive programs in the three and six month periods ended June 30, 2013 compared to the respective periods in 2012 is primarily due to increased eye care pharmaceutical sales in the United States and a shift in U.S. patient populations to government reimbursed programs, which typically have higher rebate percentages than other managed care programs, an increase in government rebates in Europe related to austerity measures, and increased incentives offered directly to customers in the United States. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2013 and 2012, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
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
Contingent Consideration
Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using our estimated cost of borrowing. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying unaudited condensed consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $212.9 million and $224.3 million at June 30, 2013 and December 31, 2012, respectively, and was included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.
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
Product Liability Self-Insurance
As of June 1, 2012, we are largely self-insured for future product liability losses related to all of our products. We have historically been and continue to be self-insured for any product liability losses related to our breast implant products. We maintain third party insurance coverage that we believe is adequate to cover potential product liability losses for injuries alleged to have occurred prior to June 1, 2011 related to Botox® and  Botox® Cosmetic and prior to June 1, 2012 related to all of our other products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the second quarter and the first six months of 2013 and 2012, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of June 30, 2013 are not expected to have a material effect on our results of operations or liquidity.
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in the United States, California, and other foreign jurisdictions and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and acquired net operating losses and changes in or the interpretation of tax laws in jurisdictions where we conduct business. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. The retroactive benefit of the U.S. R&D tax credit for fiscal year 2012 is estimated to be approximately $17.4 million, which we recognized in fiscal year 2013. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $22.6 million at June 30, 2013 and December 31, 2012.
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
On February 1, 2012, we purchased the commercial assets related to the selling and distribution of our products from our distributor in Russia for $3.1 million in cash, net of a $6.6 million pre-existing net receivable from the distributor, and estimated contingent consideration of $4.7 million as of the acquisition date. On December 19, 2012, we acquired SkinMedica, Inc., or SkinMedica, for $348.9 million in cash and contingent consideration with an estimated fair value of $2.2 million as of the acquisition date. On March 1, 2013, we acquired MAP Pharmaceuticals, Inc., or MAP, for an aggregate purchase price of approximately

$871.7 million, net of cash acquired. On April 12, 2013, we acquired Exemplar Pharma, LLC, or Exemplar, for an aggregate purchase price of approximately $16.1 million, net of cash acquired. We accounted for these acquisitions as business combinations. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
Impairment Evaluations for Goodwill and Intangible Assets
We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist. We have identified two reporting units, specialty pharmaceuticals and medical devices, and perform our annual evaluation as of October 1 each year.
For our specialty pharmaceuticals reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. For our medical devices reporting unit, we evaluated goodwill for impairment by comparing its carrying value to its estimated fair value. We primarily use the income approach and the market approach to valuation that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value. Upon completion of the October 2012 annual impairment assessment, we determined that no impairment was indicated.
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
As of June 30, 2013, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
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
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. At June 30, 2013, we employed approximately 11,200 persons around the world. Our principal geographic markets are the United States, Europe, Latin America and Asia Pacific.

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
The following tables compare net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,	June 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2013	2012	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$722.4	$670.4	$52.0	$53.8	$(1.8)	7.8%	8.0%	(0.2)%
Botox®/Neuromodulator	513.0	461.2	51.8	54.5	(2.7)	11.2%	11.8%	(0.6)%
Skin Care and Other	112.3	81.0	31.3	31.3	—	38.6%	38.6%	—%
Total Specialty Pharmaceuticals	1,347.7	1,212.6	135.1	139.6	(4.5)	11.1%	11.5%	(0.4)%
Medical Devices:
Breast Aesthetics	106.8	101.2	5.6	5.8	(0.2)	5.5%	5.7%	(0.2)%
Facial Aesthetics	122.5	112.3	10.2	10.6	(0.4)	9.1%	9.4%	(0.3)%
Total Medical Devices	229.3	213.5	15.8	16.4	(0.6)	7.4%	7.7%	(0.3)%

Total product net sales	$1,577.0	$1,426.1	$150.9	$156.0	$(5.1)	10.6%	10.9%	(0.3)%

Domestic product net sales	61.1%	60.0%
International product net sales	38.9%	40.0%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$120.1	$111.2	$8.9	$9.0	$(0.1)	7.9%	8.1%	(0.2)%
Lumigan® Franchise	158.0	150.2	7.8	7.7	0.1	5.2%	5.1%	0.1%
Total Glaucoma Products	280.4	264.2	16.2	16.3	(0.1)	6.1%	6.2%	(0.1)%
Restasis®	216.4	196.0	20.4	20.6	(0.2)	10.4%	10.5%	(0.1)%
Latisse®	27.6	26.0	1.6	1.6	—	6.1%	6.1%	—%

	Six Months Ended
	June 30,	June 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2013	2012	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,391.0	$1,322.9	$68.1	$74.4	$(6.3)	5.1%	5.6%	(0.5)%
Botox®/Neuromodulator	970.9	860.1	110.8	115.8	(5.0)	12.9%	13.5%	(0.6)%
Skin Care and Other	217.6	169.1	48.5	48.6	(0.1)	28.7%	28.7%	—%
Total Specialty Pharmaceuticals	2,579.5	2,352.1	227.4	238.8	(11.4)	9.7%	10.2%	(0.5)%
Medical Devices:
Breast Aesthetics	196.4	199.6	(3.2)	(2.6)	(0.6)	(1.6)%	(1.3)%	(0.3)%
Facial Aesthetics	233.6	196.1	37.5	38.2	(0.7)	19.1%	19.5%	(0.4)%
Total Medical Devices	430.0	395.7	34.3	35.6	(1.3)	8.7%	9.0%	(0.3)%

Total product net sales	$3,009.5	$2,747.8	$261.7	$274.4	$(12.7)	9.5%	10.0%	(0.5)%

Domestic product net sales	61.0%	60.2%
International product net sales	39.0%	39.8%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$236.8	$223.4	$13.4	$14.1	$(0.7)	6.0%	6.3%	(0.3)%
Lumigan® Franchise	299.2	300.4	(1.2)	(0.8)	(0.4)	(0.4)%	(0.3)%	(0.1)%
Total Glaucoma Products	540.8	529.1	11.7	12.9	(1.2)	2.2%	2.4%	(0.2)%
Restasis®	423.1	381.7	41.4	41.5	(0.1)	10.8%	10.9%	(0.1)%
Latisse®	52.2	49.0	3.2	3.3	(0.1)	6.5%	6.8%	(0.3)%
——————————

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar. Total glaucoma products include the Alphagan® and Lumigan® franchises.
Product Net Sales
Product net sales increased by $150.9 million in the second quarter of 2013 compared to the second quarter of 2012 due to an increase of $135.1 million in our specialty pharmaceuticals product net sales and an increase of $15.8 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox® and skin care and other product lines. The increase in medical devices product net sales reflects an increase in product net sales of our facial aesthetics and breast aesthetics product lines.
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
In the United States, sales of our products that are reimbursable by government health care plans continue to be significantly impacted by the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which extended Medicaid and Medicare benefits to new patient populations and increased Medicaid and Medicare rebates. Additionally, sales of our products in the United States that are reimbursed by managed care programs continue to be impacted by competitive pricing pressures. In Europe and some other international markets, sales of our products that are reimbursable by government health care plans continue to be impacted by mandatory price reductions, tenders and rebate increases. During the first six months of 2013, our sales in Latin America were negatively impacted by a delay in orders from our distributor in Venezuela due to the February 2013 currency devaluation and the political transition in that country.
Certain of our products face generic competition. In May 2011, a generic version of our older-generation topical allergy medication Elestat® was launched in the United States. In June 2011, the U.S. patent for Tazorac®cream, indicated for psoriasis and acne, expired. The U.S. patents for Tazorac® gel expire in June 2014. The U.S. Food and Drug Administration, or FDA, has posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene cream, separately for both psoriasis and acne. We believe that this will require generic manufacturers to conduct a trial, at risk, for both indications. In October 2012, a competitive generic version of Sanctura XR® was launched in the United States. Additionally, a generic version of Zymar®, our older-generation fluoroquinolone indicated for the treatment of bacterial conjunctivitis, may be launched in the United States in the near future. The U.S. Patent covering Restasis® will expire in May 2014. In June 2013, the FDA issued draft bioequivalence guidance that would potentially allow for a generic version of Restasis® to be approved in the future without a human clinical trial. We plan to provide comments to the FDA on the draft guidance during the sixty day public comment period. Our comments are expected to challenge the legal scientific basis for the FDA's proposed guidance, raise potential patient safety concerns and argue that the proposed non-clinical criteria are inadequate to prove bioequivalence to Restasis®. We will also consider other legal and regulatory actions to advocate our positions. Our products also compete with generic versions of some branded pharmaceutical products sold by our competitors. Although generic competition in the United States negatively affected our aggregate product net sales in the first six months of 2013, the impact was not material. We do not currently believe that our aggregate product net sales will be materially impacted in 2013 by generic competition, but we could experience a rapid and significant decline in net sales of certain products if we are unable to successfully maintain or defend our patents and patent applications relating to such products.
Eye care pharmaceuticals product net sales increased in the second quarter of 2013 compared to the second quarter of 2012 in all of our principal geographic markets.The overall increase in total sales in dollars of our eye care pharmaceutical products is primarily due to an increase in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of our glaucoma drug Lumigan® 0.01%, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Combigan®, our Alphagan® and timolol combination for the treatment of glaucoma, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of our glaucoma drug Alphagan® P 0.1%, an increase in sales of Lastacaft®, our topical allergy medication for the treatment and prevention of itching associated with allergic conjunctivitis, and an increase of $2.5 million in sales of our artificial tears products, primarily consisting of Refresh® and Optive™ lubricant eye drops, partially offset by a decrease in sales of our older-generation products, including our glaucoma drug Lumigan® 0.03%, our topical allergy medication Elestat®, and our fluoroquinolone products Zymar® and Zymaxid®. Due to the strong acceptance of Lumigan® 0.1% in the United States market, we ceased manufacturing Lumigan® 0.3% for the U.S. market in the fourth quarter of 2012.
We increased prices on certain eye care pharmaceutical products in the United States in the last nine months of 2012 and the first six months of 2013. Effective January 5, 2013, we increased the published U.S. list price for Restasis®, Lastacaft® and Zymaxid® by five percent, Combigan® and Alphagan® P 0.1% by seven percent, Lumigan® 0.1% and Alphagan® P 0.15% by eight percent, and Acular®, Acular LS® and Acuvail® by eighteen percent. Effective May 18, 2013, we increased the published U.S. list price for Restasis®, Alphagan® P 0.1%, Alphagan® P 0.15% and Lastacaft® by an additional five percent and Zymaxid®, Acular®, Acular LS® and Acuvail® by an additional six percent. These price increases had a positive net effect on our U.S. sales in the second quarter of 2013 compared to the second quarter of 2012, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.
Total sales of Botox® increased in the second quarter of 2013 compared to the second quarter of 2012 due to strong growth in sales for both therapeutic and cosmetic uses. Sales of Botox® for therapeutic use increased in all of our principal geographic markets, primarily due to strong growth in sales for the prophylactic treatment of chronic migraine and an increase in sales for the treatment of urinary incontinence and hyperhidrosis. Sales of Botox® for cosmetic use increased the United States, Europe, Asia Pacific and Latin America, partially offset by a decline in sales in Canada due primarily to the timing of promotional programs in that market. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 76% in the first quarter of 2013, the last quarter for which market data is available.
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
Skin care and other product net sales increased in the second quarter of 2013 compared to the second quarter of 2012 primarily due to an increase of $8.1 million in sales of Aczone®, our topical dapsone treatment for acne vulgaris, new product sales of $22.1 million from a variety of physician dispensed aesthetic skin care products acquired in our recent acquisition of SkinMedica, an increase of $6.2 million in sales of our topical tazarotene products Tazorac®, Zorac® and Avage®, and a $1.6 million increase in sales of Latisse®, our treatment for inadequate or insufficient eyelashes, partially offset by a decrease of $7.1 million in sales of our Sanctura® franchise products for the treatment of overactive bladder, or OAB, due to a decline in unit volume related to the launch of a competitive generic version of Sanctura XR® in the United States in October 2012. The increases in sales of Aczone® and our topical tazarotene products Tazorac®, Zorac® and Avage are primarily attributable to an increase in sales volume and an increase in the U.S. list price for these products of five percent that was effective May 18, 2013. The increase in sales of Latisse® is primarily attributable to an increase in product sales volume.
We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceuticals products at an amount less than eight weeks of our net sales. At June 30, 2013, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the second quarter of 2013 compared to the second quarter of 2012 due to increases in sales in the United States and Asia, partially offset by decreases in sales in Europe and Latin America. The increase in sales of breast aesthetics products in the United States was primarily due to a beneficial change in implant product mix and higher tissue expander unit volume, partially offset by a small decline in implant unit volume. The overall decrease in sales of breast aesthetics products in Europe and Latin America was primarily due to the extraordinarily high sales and sales growth in the second quarter of 2012, following regulatory action by the French Government to shut down a manufacturer using industrial grade silicone in their breast implants. Many of the resultant revision surgeries occurred with our implants. Sales of tissue expanders increased $3.2 million and total sales of silicone gel and saline breast implants and accessories increased $2.4 million in the second quarter of 2013 compared to the second quarter of 2012.
Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in the second quarter of 2013 compared to the second quarter of 2012 due to strong growth in sales in Europe, Latin America and, to a lesser degree, the United States, partially offset by a decrease in sales in Asia Pacific. The increase in sales of facial aesthetics products in the United States was due primarily to an overall increase in unit volume due to an expansion of the dermal filler market and an increase in market share. The increase in sales of facial aesthetics products in Europe and Latin America was due primarily to recent launches of Juvéderm® Voluma™ with lidocaine, Juvéderm® Volift™ and Juvéderm® Volbella™ in those markets. The decrease in sales in Asia Pacific is primarily due to timing of shipments to distributors.
Foreign currency changes decreased product net sales by $5.1 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to the weakening of the Brazilian real, U.K. pound, Indian rupee and Australian dollar compared to the U.S. dollar, partially offset by the strengthening of the euro and Mexican peso compared to the U.S. dollar.
U.S. product net sales as a percentage of total product net sales increased by 1.1 percentage points to 61.1% in the second quarter of 2013 compared to U.S. sales of 60.0% in the second quarter of 2012, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox®, skin care and other and breast aesthetics product lines, partially offset by higher sales growth in international markets compared to the U.S. market for our dermal filler product line.
The $261.7 million increase in product net sales in the first six months of 2013 compared to the first six months of 2012 was the combined result of an increase of $227.4 million in our specialty pharmaceuticals product net sales and an increase of $34.3 million in our medical devices product net sales.
The increase in specialty pharmaceuticals product net sales in the first six months of 2013 compared to the first six months of 2012 was primarily due to the same factors discussed above with respect to the increase in specialty pharmaceuticals product net sales for the second quarter of 2013. In addition, net sales of eye care pharmaceuticals and Botox® products decreased in Latin America in the first six months of 2013 compared to the first six months of 2012, primarily due to a delay in orders from our distributor in Venezuela due to the February 2013 currency devaluation and the political transition in that country. The increase in eye care pharmaceuticals in the first six months of 2013 compared to the first six months of 2012 includes an increase of $3.0 million in sales of our artificial tears products. The increase in skin care and other product net sales in the first six months of 2013 compared to the first six months of 2012 primarily includes an increase of $14.7 million in sales of Aczone®, new product sales of $39.8 million due to our recent acquisition of SkinMedica, an increase of $11.6 million in sales of Tazorac®, Zorac® and Avage®, and a $3.2 million increase in sales of Latisse®, partially offset by a decrease of $19.4 million in sales of our Sanctura® franchise products.
The increase in medical devices product net sales in the first six months of 2013 compared to the first six months of 2012 was primarily due to the same factors discussed above with respect to the increase in medical devices product net sales for the second quarter of 2013. In addition, sales of facial aesthetics products in the United States grew at a higher rate in the first six months of 2013 compared to sales growth in the second quarter of 2013 due to the timing of promotional programs. Additionally, sales of facial aesthetics products in Asia Pacific increased in the first six months of 2013 compared to the first six months of 2012. The decrease in breast aesthetics sales in the first six months of 2013 compared to the first six months of 2012 was primarily due to decreases in Latin America and Europe, partially offset by an increase in sales in China. Sales of tissue expanders increased $3.0 million in the first six months of 2013 compared to the first six months of 2012, and sales of total silicone gel and saline breast implants and accessories decreased $6.2 million during the same period.
Foreign currency changes decreased product net sales by $12.7 million in the first six months of 2013 compared to the first six months of 2012, primarily due to the weakening of the Brazilian real, U.K. pound, Indian rupee and Australian dollar compared to the U.S. dollar, partially offset by the strengthening of the euro and Mexican peso compared to the U.S. dollar.
U.S. sales as a percentage of total product net sales increased by 0.8 percentage points to 61.0% in the first six months of 2013 compared to U.S. sales of 60.2% in the first six months of 2012, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox® and skin care and other product lines, partially offset by higher sales growth in international markets compared to the U.S. market for our eye care pharmaceuticals and facial aesthetics product lines.
Other Revenues
Other revenues decreased $3.3 million to $20.7 million in the second quarter of 2013 compared to $24.0 million in the second quarter of 2012. The decrease in other revenues is primarily due to a decline in substantive milestone event revenue, partially offset by an increase in royalty income. No substantive milestone event revenue was recorded in the second quarter of 2013. In the second quarter of 2012, other revenues included the achievement of a substantive sales milestone related to sales of Lumigan® in Japan under a license agreement with Senju Pharmaceutical Co., Ltd., or Senju. The increase in royalty income in the second quarter of 2013 compared to the second quarter of 2012 is primarily due to an increase in sales of Aiphagan® in Japan under a license agreement with Senju and an increase in sales of Botox® for therapeutic use in Japan and China under a licensing agreement with GlaxoSmithKline, partially offset by a decrease in royalties from sales of Lumigan® in Japan under a license agreement with Senju, which were negatively impacted by the weakening of the Japanese yen compared to the U.S. dollar during the current reporting period compared to the prior year.
Other revenues decreased $2.4 million to $47.8 million in the first six months of 2013 compared to $50.2 million in the first six months of 2012. The decrease in other revenues is primarily due to a decline in substantive milestone event revenue, partially offset by an increase in royalty income. No substantive milestone event revenue was recorded in the first six months of 2013. In the first six months of 2012, other revenues included the achievement of substantive milestones related to the approval of Aiphagan® in Japan and the achievement of two sales milestones related to sales of Lumigan® in Japan. The increase in royalty income in the first six months of 2013 compared to the first six months of 2012 is primarily due to an increase in sales of Aiphagan® in Japan under a license agreement with Senju and an increase in sales of Botox® for therapeutic use in Japan and China under a licensing agreement with GlaxoSmithKline, partially offset by a decrease in royalties from sales of Lumigan® in Japan under a license agreement with Senju.
Cost of Sales
Cost of sales increased $3.8 million, or 1.9%, in the second quarter of 2013 to $199.1 million, or 12.6% of product net sales, compared to $195.3 million, or 13.7% of product net sales in the second quarter of 2012. The increase in cost of sales primarily resulted from the 10.6% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to lower royalty expenses and a beneficial change in standard costs and product mix.
Cost of sales increased $13.7 million, or 3.6%, in the first six months of 2013 to $399.0 million, or 13.3% of product net sales, compared to $385.3 million, or 14.0% of product net sales in the first six months of 2012. Cost of sales in the first six months of 2013 includes $8.9 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of SkinMedica. Cost of sales in the first six months of 2012 includes $0.3 million for the purchase accounting fair market value inventory adjustment rollout related to the purchase of our distributor's business in Russia. Excluding the effect of the charges described above, cost of sales increased $5.1 million, or 1.3%, to $390.1 million, or 13.0% of product net sales in the first six months of 2013 compared to $385.0 million, or 14.0% of product net sales, in the first six months of 2012. This increase in cost of sales primarily resulted from the 9.5% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to lower royalty expenses, lower provisions for inventory reserves, and a beneficial change in product mix.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses increased $46.8 million, or 8.3%, to $609.9 million, or 38.7% of product net sales, in the second quarter of 2013 compared to $563.1 million, or 39.5% of product net sales, in the second quarter of 2012. SG&A expenses in the second quarter of 2013 include $3.7 million of transaction and integration costs related to business combinations, $2.5 million of income related to the change in fair value of contingent consideration liabilities associated with certain business combinations and expenses of $2.9 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses. SG&A expenses in the second quarter of 2012 include an aggregate expense reversal of $1.0 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ discussed above and other legal contingency expenses and a $12.8 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations. Excluding the effect of the items described above, SG&A expenses increased $54.5 million, or 9.9%, to $605.8 million, or 38.4% of product net sales, in the second quarter of 2013 compared to $551.3 million, or 38.7% of product net sales in the second quarter of 2012. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling expenses and general and administrative expenses. The increase in selling expenses in the second quarter of 2013 compared to the second quarter of 2012 principally relates to increased personnel and related incentive compensation costs that support the 10.6% increase in product net sales, including the acquisition of the SkinMedica sales force and other sales force expansions in the United States, Europe and Asia. The increase in general and administrative expenses is primarily due to the new medical device excise tax in the United States, an increase in our estimated share of the annual non-deductible fee on entities that sell branded prescription drugs to specified government programs in the United States, an increase in personnel and related incentive compensation costs, an increase in legal costs and an increase in bad debt expense.
SG&A expenses increased $86.8 million, or 7.7%, to $1,214.7 million, or 40.4% of product net sales, in the first six months of 2013 compared to $1,127.9 million, or 41.0% of product net sales, in the first six months of 2012. SG&A expenses in the first six months of 2013 include $15.1 million of transaction and integration costs related to business combinations, a $3.3 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations and expenses of $3.5 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ discussed above and other legal contingency expenses. SG&A expenses in the first six months of 2012 include $8.4 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ discussed above and other legal contingency expenses and a $13.4 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations. Excluding the effect of the items described above, SG&A expenses increased $86.7 million, or 7.8%, to $1,192.8 million, or 39.6% of product net sales, in the first six months of 2013 compared to $1,106.1 million, or 40.3% of product net sales in the first six months of 2012. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling expenses and general and administrative expenses. The increase in selling expenses and general and administrative expenses in the first six months of 2013 was primarily due to the same factors discussed with regard to the increase in these expenses in the second quarter of 2013 compared to the second quarter of 2012. Additionally, legal expenses declined in the first six months of 2013 compared to the first six months of 2012.
Under the provisions of the PPACA, companies that sell branded prescription drugs or biologics to specified government programs in the United States are subject to an annual non-deductible fee based on the company's relative market share of branded prescription drugs or biologics sold to the specified government programs. The non-deductible fee is recorded in SG&A expenses, and the related full year 2013 expense is expected to be approximately $29 million to $32 million. Also under the provisions of the PPACA, the Company is required to pay a tax deductible excise tax of 2.3% on the sale of certain medical devices beginning January 1, 2013. The excise tax is recorded in SG&A expenses, and the related full year 2013 expense is expected to be approximately $7 million to $10 million.
Research and Development
We believe that our future medium- and long-term revenue and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of June 30, 2013, we have the following significant R&D projects in late-stage development:

•	Botox® (U.S. - Filed) for crow's feet lines

•	Juvéderm Voluma™ (U.S. - Filed) for volumizing the mid-face

•	Latisse® (U.S - Phase III) for brow

•	Levadex® (U.S. - Filed/Allergan addressing FDA Complete Response Letter) for migraine

•	Ozurdex® (U.S. and Europe -Filed) for diabetic macular edema

•	Restasis® (Europe - Phase III) for ocular surface disease

•	Ser-120 (U.S. - Phase III) for nocturia (in collaboration with Serenity)
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
In March 2013, we completed the acquisition of MAP (previously, our collaboration partner for Levadex®). In April 2013, we announced that we received a Complete Response Letter from the FDA related to the Levadex® filing that noted concerns with the third-party canister filling unit manufacturer, Exemplar Pharma, LLC, or Exemplar. In April 2013, in order to secure our supply chain, we acquired Exemplar for approximately $16.1 million. Subsequent to a meeting with the FDA in mid-June 2013, we received input regarding stability metrics for our optimized manufacturing process in our newly acquired facility. We have full agreement with the FDA on all of these requirements, and we plan to submit our stability data by the end of 2013, which should lead to an approval in the second quarter of 2014.
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
In addition to the significant R&D projects in late stage development described above, in May 2013, we provided an update on certain important Phase II projects — namely, the development of therapeutic DARPin® products and bimatoprost for scalp hair growth. Regarding development efforts of therapeutic DARPin® products, we have completed the initial analysis of data from the randomized controlled Phase II trial comparing two doses of the anti-VEGF DARPin® and Lucentis® (ranibizumab), which suggest some product differentiation between DARPin® and Lucentis® but do not support directly moving to Phase III. During the second quarter of 2013, we started to recruit patients into an additional Phase II study to more completely assess safety and efficacy and to guide the Phase III study design. In this Phase II study, patients are randomized to one of two doses of the anti-VEGF DARPin® or ranibizumab. This study employs the conventional use of three loading doses to eliminate existing retinal fluid and then assesses the duration of this treatment effect. Regarding bimatoprost for scalp hair growth, the results of the Phase II trial in male and female hair loss indicated that the formulation was well tolerated but did not provide sufficient efficacy to proceed directly to Phase III. We expect to begin enrolling patients in the third quarter of 2013 in the first of two additional planned Phase II studies that include trials using a substantially higher concentration of bimatoprost.
For management purposes, we accumulate direct costs for R&D projects, but do not allocate all indirect project costs, such as R&D administration, infrastructure and regulatory affairs costs, to specific R&D projects. Additionally, R&D expense includes upfront payments to license or purchase in-process R&D assets that have not achieved regulatory approval. Our overall R&D expenses are not materially concentrated in any specific project or stage of development. The following table sets forth direct costs for our late-stage projects (which include candidates in Phase III clinical trials) and other R&D projects, upfront payments to license or purchase in-process R&D assets and all other R&D expenses for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Direct costs for:
Late-stage projects	$59.1	$45.7	$114.2	$94.0
Other R&D projects	177.2	156.1	345.0	302.3
Upfront payments to license or purchase in-process R&D assets	—	—	—	—
Other R&D expenses	30.2	25.9	56.1	51.4
Total	$266.5	$227.7	$515.3	$447.7
R&D expenses increased $38.8 million, or 17.0%, to $266.5 million in the second quarter of 2013, or 16.9% of product net sales, compared to $227.7 million, or 16.0% of product net sales in the second quarter of 2012. The increase in R&D expenses in dollars and as a percentage of product net sales was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, including the DARPin® development programs, the development of technology for the treatment of rosacea acquired in the Vicept acquisition, increased spending on Botox® for the treatment of movement disorders, including juvenile cerebral palsy, increased spending on potential new treatment applications for Latisse®, increased spending on the development of tissue reinforcement technonology acquired in the Serica Technologies, Inc. acquisition, and new expenses for the development of Levadex® for the acute treatment of migraine acquired in the MAP acquisition, partially offset by a decrease in expenses associated with our restructured collaboration with Spectrum related to the development of apaziquone and a small decrease in expenses for new technology discovery programs.
R&D expenses increased $67.6 million, or 15.1%, to $515.3 million in the first six months of 2013, or 17.1% of product net sales, compared to $447.7 million, or 16.3% of product net sales in the first six months of 2012. The increase in R&D expenses in the first six months of 2013 was primarily due to the same factors described above related to the increase in R&D expenses in the second quarter of 2013 compared to the second quarter of 2012.
Amortization of Intangible Assets
Amortization of intangible assets increased $5.9 million to $29.0 million in the second quarter of 2013, or 1.8% of product net sales, compared to $23.1 million, or 1.6% of product net sales, in the second quarter of 2012. The increase in amortization expense is primarily due to an increase in the balance of intangible assets subject to amortization, including intangible assets that we acquired in connection with our March 2013 acquisition of MAP and our December 2012 acquisition of SkinMedica, partially offset by a decline in amortization expense associated with certain licensing assets that became fully amortized at the end of the first quarter of 2013, and intangible assets associated with Sanctura XR®, which became fully amortized at the end of 2012.
Amortization of intangible assets increased $15.3 million to $59.7 million in the first six months of 2013, or 2.0% of product net sales, compared to $44.4 million, or 1.6% of product net sales, in the first six months of 2012. The increase in amortization expense is primarily due to the same factors described above with respect to the increase in amortization expense in the second quarter of 2013 compared to the second quarter of 2012.
Restructuring Charges and Integration Costs
In connection with our March 2013 acquisition of MAP and our December 2012 acquisition of SkinMedica, we initiated restructuring activities to integrate the operations of the two acquired businesses with our operations and to capture synergies through the centralization of certain research and development, general and administrative and commercial functions. The restructuring charges primarily consist of employee severance and other one-time termination benefits for approximately 98 people. In the first quarter of 2013, we recorded $4.3 million of restructuring charges. In the second quarter of 2013, we recorded a $0.9 million restructuring charge reversal.
Included in the three and six month periods ended June 30, 2013 are $0.9 million of restructuring charges for employee severance and other one-time termination benefits related to the realignment of various business functions initiated in 2013. Included in the three and six month periods ended June 30, 2012 are $0.9 million of additional restructuring charges for the refurbishment of facilities related to the closure of our leased collagen manufacturing facility in Fremont, California.
Included in the three month period ended June 30, 2013 are $0.1 million of cost of sales and $3.7 million of SG&A expenses and in the six month period ended June 30, 2013 $0.1 million of cost of sales and $15.1 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses. Included in the three month period ended June 30, 2012 are $0.1 million of SG&A expenses and in the six month period ended June 30, 2012 $0.1 million of cost of sales and $0.5 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses. For the six month period ended June 30, 2013, these costs primarily consist of investment banking and legal fees.
Operating Income
Management evaluates business segment performance on an operating income basis exclusive of general and administrative expenses and other indirect costs, legal settlement expenses, impairment of intangible assets and related costs, restructuring charges, in-process research and development expenses, amortization of certain identifiable intangible assets related to business combinations, asset acquisitions and related capitalized licensing costs and certain other adjustments, which are not allocated to our business segments for performance assessment by our chief operating decision maker. Other adjustments excluded from our business segments for purposes of performance assessment represent income or expenses that do not reflect, according to established Company-defined criteria, operating income or expenses associated with our core business activities.
For the second quarter of 2013, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $111.7 million, aggregate charges of $2.9 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, income of $2.5 million for changes in the fair value of contingent consideration liabilities, integration and transaction costs of $3.8 million associated with the purchase of various businesses, expenses of $0.8 million related to the realignment of various business functions initiated in 2013 and other net indirect costs of $7.0 million.
For the second quarter of 2012, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $100.5 million, an aggregate expense reversal of $1.0 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $12.8 million for changes in the fair value of contingent consideration liabilities, integration and transaction costs of $0.1 million associated with the purchase of our distributor's business related to our products in Russia and other net indirect costs of $4.0 million.
For the first six months of 2013, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $221.1 million, aggregate charges of $3.5 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $3.3 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $8.9 million associated with the acquisition of SkinMedica, integration and transaction costs of $15.2 million associated with the purchase of various businesses, expenses of $0.9 million related to the realignment of various business functions initiated in 2013 and other net indirect costs of $14.9 million.
For the first six months of 2012, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $209.0 million, aggregate charges of $8.4 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $13.4 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $0.3 million and integration and transaction costs of $0.6 million associated with the purchase of our distributor's business related to our products in Russia and other net indirect costs of $9.3 million.

The following table presents operating income for each reportable segment for the three and six month periods ended June 30, 2013 and 2012 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Operating income:
Specialty pharmaceuticals	$569.4	$506.3	$1,059.4	$946.4
Medical devices	75.1	68.1	129.7	119.8
Total segments	644.5	574.4	1,189.1	1,066.2
General and administrative expenses, other indirect costs and other adjustments	123.7	116.4	267.8	241.0
Amortization of intangible assets (a)	27.6	17.1	52.7	32.5
Restructuring charges	—	0.9	4.3	0.9
Total operating income	$493.2	$440.0	$864.3	$791.8
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations, asset acquisitions and related capitalized licensing costs, as applicable.
Our consolidated operating income in the second quarter of 2013 was $493.2 million, or 31.3% of product net sales, compared to consolidated operating income of $440.0 million, or 30.9% of product net sales in the second quarter of 2012. The $53.2 million increase in consolidated operating income was due to a $150.9 million increase in product net sales and a $0.9 million decrease in restructuring charges, partially offset by a $3.3 million decrease in other revenues, a $3.8 million increase in cost of sales, a $46.8 million increase in SG&A expenses, a $38.8 million increase in R&D expenses and a $5.9 million increase in amortization of intangible assets.
Our specialty pharmaceuticals segment operating income in the second quarter of 2013 was $569.4 million, compared to operating income of $506.3 million in the second quarter of 2012. The $63.1 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales across all product lines, partially offset by an increase in selling, promotion and R&D expenses.
Our medical devices segment operating income in the second quarter of 2013 was $75.1 million, compared to operating income of $68.1 million in the second quarter of 2012. The $7.0 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our facial aesthetics and breast aesthetics product lines, partially offset by an increase in selling and R&D expenses.
Our consolidated operating income in the first six months of 2013 was $864.3 million, or 28.7% of product net sales, compared to consolidated operating income of $791.8 million, or 28.8% of product net sales in the first six months of 2012. The $72.5 million increase in consolidated operating income was due to a $261.7 million increase in product net sales, partially offset by a $2.4 million decrease in other revenues, a $13.7 million increase in cost of sales, an $86.8 million increase in SG&A expenses, a $67.6 million increase in R&D expenses, a $15.3 million increase in amortization of intangible assets and a $3.4 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in the first six months of 2013 was $1,059.4 million, compared to operating income of $946.4 million in the first six months of 2012. The $113.0 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales across all product lines, partially offset by an increase in selling and R&D expenses.
Our medical devices segment operating income in the first six months of 2013 was $129.7 million, compared to operating income of $119.8 million in the first six months of 2012. The $9.9 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our facial aesthetics product line, partially offset by a decrease in product net sales of our breast aesthetics product line and an increase in selling and R&D expenses.
Non-Operating Income and Expense
Total net non-operating expense in the second quarter of 2013 was $6.8 million compared to total net non-operating expense of $10.5 million in the second quarter of 2012. Interest income increased $0.3 million to $2.0 million in the second quarter of 2013 compared to $1.7 million in the second quarter of 2012. Interest expense increased $2.9 million to $20.0 million in the second quarter of 2013 compared to $17.1 million in the second quarter of 2012. Interest expense increased primarily due to the issuance in March 2013 of our 1.35% Senior Notes due 2018, or 2018 Notes, and our 2.80% Senior Notes due 2023, or 2023 Notes. Other, net income was $11.2 million in the second quarter of 2013, consisting primarily of $10.4 million in net gains on foreign currency derivative instruments and other foreign currency transactions and a gain of $0.7 million on the sale of a third party equity investment. Other, net income was $4.9 million in the second quarter of 2012, consisting primarily of net gains on foreign currency derivative instruments and other foreign currency transactions.
Total net non-operating expense in the first six months of 2013 was $31.3 million compared to total net non-operating expense of $40.1 million in the first six months of 2012. Interest income increased $0.7 million to $3.6 million in the first six months of 2013 compared to $2.9 million in the first six months of 2012. Interest expense increased $4.5 million to $37.4 million in the first six months of 2013 compared to $32.9 million in the first six months of 2012. Interest expense increased primarily due to an increase in accrued statutory interest resulting from a change in estimate related to uncertain tax positions and an increase in interest expense due to the issuance in March 2013 of our 2018 Notes and our 2023 Notes. Other, net income was $2.5 million in the first six months of 2013, consisting primarily of $5.4 million in net gains on foreign currency derivative instruments and other foreign currency transactions and a gain of $0.7 million on the sale of a third party equity investment, partially offset by a loss of $3.7 million related to the impairment of a non-marketable third party equity investment. Other, net expense was $10.1 million in the first six months of 2012, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions.
Income Taxes
Our effective tax rate for the second quarter of 2013 was 27.2%. Our effective tax rate for the first six months of 2013 was 24.7%. Included in our earnings before income taxes for the first six months of 2013 are charges related to changes in the fair value of contingent consideration associated with certain business combination agreements of $3.3 million, the fair market value inventory adjustment rollout related to the acquisition of SkinMedica of $8.9 million, external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses of $3.5 million, transaction and integration costs associated with business combinations of $15.2 million, a loss of $3.7 million related to the impairment of a non-marketable third party equity investment and restructuring charges of $4.3 million. In the first six months of 2013 we recorded no income tax benefit related to the changes in the fair value of contingent consideration liabilities, $3.3 million of income tax benefits related to the fair market value inventory adjustment rollout related to the acquisition of SkinMedica, $0.2 million of income tax benefits related to external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, $3.2 million of income tax benefits related to transaction and integration costs associated with business combinations, $1.3 million of income tax benefits related to the impairment of a non-marketable third party equity investment and $1.3 million of income tax benefits related to the restructuring charges. In the first six months of 2013, we also recorded an income tax benefit of $17.4 million for the retroactive benefit of the U.S. federal research and development tax credit for the 2012 fiscal year that was signed into law on January 2, 2013. Excluding the impact of the pre-tax charges of $38.9 million and the income tax benefits of $26.7 million for the items discussed above, our adjusted effective tax rate for the first six months of 2013 was 26.7%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the first six months of 2013 is summarized below:

(in millions)
Earnings from continuing operations before income taxes, as reported	$833.0
Changes in the fair value of contingent consideration liabilities related to business combinations	3.3
Fair market value inventory adjustment rollout related to the acquisition of SkinMedica	8.9
External costs for stockholder derivative litigation and other legal contingency expenses	3.5
Transaction and integration costs associated with business combinations	15.2
Impairment of a non-marketable third party equity investment	3.7
Restructuring charges	4.3
$871.9

Provision for income taxes, as reported	$206.0
Income tax benefit (provision) for:
Changes in the fair value of contingent consideration liabilities related to business combinations	—
Fair market value inventory adjustment rollout related to the acquisition of SkinMedica	3.3
External costs for stockholder derivative litigation and legal contingency expenses	0.2
Transaction and integration costs associated with business combinations	3.2
Impairment of a non-marketable third party equity investment	1.3
Restructuring charges	1.3
2012 retroactive U.S. federal research and development tax credit	17.4
$232.7
Adjusted effective tax rate	26.7%
Our effective tax rates for the second quarter and first six months of 2012 were 30.8% and 30.1%, respectively. Our effective tax rate for the year ended December 31, 2012 was 28.1%. Included in our earnings before income taxes for the fiscal year 2012 are charges related to changes in the fair value of contingent consideration associated with certain business combination agreements of $5.4 million, upfront payments of $62.5 million associated with two agreements for the in-licensing of technologies from Molecular Partners AG, the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia of $0.9 million, external costs of stockholder derivative litigation and other legal costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses of $9.7 million, $0.9 million of interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings, restructuring charges of $1.5 million and impairment of intangible assets and related costs of $22.3 million. In 2012 we recorded no income tax benefits related to the changes in the fair value of contingent consideration liabilities, $15.7 million of income tax benefits related to the upfront payments associated with the two agreements for the in-licensing of technologies from Molecular Partners AG, $0.1 million of income tax benefits related to the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia, $1.3 million of income tax benefits related to external costs of stockholder derivative litigation and other legal costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, income tax benefits of $0.3 million related to interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings, $0.6 million of income tax benefits related to the restructuring charges and $8.2 million of income tax benefits related to the impairment of intangible assets and related costs. In 2012 we also recorded an income tax provision of $7.7 million for changes in estimated taxes related to uncertain tax positions included in prior year filings. Excluding the impact of the pre-tax charges of $103.2 million and the net income tax benefits of $18.5 million for the items discussed above, our adjusted effective tax rate for 2012 was 27.5%.

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
The decrease in the adjusted effective tax rate to 26.7% in the first six months of 2013 compared to the adjusted effective tax rate for the year ended December 31, 2012 of 27.5% is primarily attributable to the beneficial impact of the U.S. federal research and development tax credit, which is included in our estimated annual effective tax rate for 2013, but was not available in 2012, partially offset by a small negative change in other tax positions affecting unrecognized tax benefits.
Earnings from Continuing Operations
Our earnings from continuing operations in the second quarter of 2013 were $354.0 million compared to earnings from continuing operations of $297.1 million in the second quarter of 2012. The $56.9 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $53.2 million and the decrease in net non-operating expense of $3.7 million.
Our earnings from continuing operations in the first six months of 2013 were $627.0 million compared to earnings from continuing operations of $525.5 million in the first six months of 2012. The $101.5 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $72.5 million, the decrease in net non-operating expense of $8.8 million and the decrease in the provision for income taxes of $20.2 million.
Net Earnings Attributable to Noncontrolling Interest
Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $1.3 million and $1.0 million in the second quarter of 2013 and 2012, respectively, and $3.2 million and $1.5 million in the first six months of 2013 and 2012, respectively.

Discontinued Operations
On February 1, 2013, we completed our previously announced review of strategic options for maximizing the value of our obesity intervention business, and formally committed to pursue a sale of that business unit. We are currently considering offers for the sale of that business unit. As a result of our approved plan to pursue a sale of the obesity intervention business unit, beginning in the first quarter of 2013, we have reported the financial results from that business unit in discontinued operations in the consolidated statements of earnings and have classified the related assets and liabilities as held for sale in the consolidated balance sheet. The prior period consolidated statements of earnings and consolidated balance sheet as of December 31, 2012 have been retrospectively revised to reflect the obesity intervention business unit as discontinued operations and the related assets and liabilities as held for sale. The net assets held for sale include a portion of the medical devices reporting unit's goodwill allocated to the obesity intervention business based on the relative fair value of that business to the portion of the medical devices reporting unit that we will retain.
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
The following table summarizes the results of operations from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Product net sales	$31.9	$41.3	$65.2	$85.3

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	5.2	6.5	10.5	12.3
Selling, general and administrative	14.6	21.5	30.4	41.8
Research and development	1.2	4.3	2.7	9.3
Amortization of intangible assets	—	10.2	10.3	20.5

Earnings (loss) from discontinued operations before income taxes	$10.9	$(1.2)	$11.3	$1.4

Earnings (loss) from discontinued operations, net of income taxes	$7.2	$(0.7)	$7.6	$1.2
In the first quarter of 2013, we also reported a separate estimated pre-tax disposal loss of $346.2 million ($259.0 million after tax) related to the obesity intervention business unit from the write-down of the net assets held for sale to their estimated fair value less costs to sell. There has been no change in the estimated fair value during the second quarter of 2013. The estimated fair value is subject to change based on continuing negotiations between the prospective buyers and us.

The following table summarizes the assets and liabilities held for sale related to the obesity intervention business unit as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in millions)
Assets:
Trade receivables, net	$23.2	$25.2
Inventories	10.6	10.6
Property, plant and equipment, net	1.2	1.4
Goodwill	105.7	105.7
Intangibles, net	358.7	369.0
Other assets	0.4	0.7
Valuation allowance	(346.2)	—
Total assets held for sale	$153.6	$512.6

Liabilities:
Accounts payable	$0.8	$0.9
Accrued expenses	2.6	4.1
Other liabilities	0.2	0.3
Total liabilities held for sale	$3.6	$5.3
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
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first six months of 2013 was $601.1 million compared to $638.3 million for the first six months of 2012. Cash flow from operating activities decreased in the first six months of 2013 compared to the first six months of 2012 primarily as a result of an increase in cash required to fund changes in trade receivables, inventories, accounts payable, accrued expenses and income taxes, partially offset by an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash used to fund changes in other current assets and other liabilities. In the first six months of 2013 and 2012, we paid pension contributions of $13.8 million and $14.3 million, respectively, to our U.S. defined benefit pension plan.
Net cash used in investing activities was $884.5 million in the first six months of 2013 compared to net cash used in investing activities of $191.9 million in the first six months of 2012. In the first six months of 2013, we received $260.6 million from the maturities of short-term investments. In the first six months of 2013, we purchased $184.8 million of short-term investments and paid $889.7 million, net of cash acquired, for the acquisitions of MAP and Exemplar, and $2.4 million for purchase price adjustments related to prior acquisitions. Additionally, we invested $62.4 million in new facilities and equipment and $5.6 million in capitalized software. In the first six months of 2012, we received $379.8 million from the maturities of short-term investments and $0.6 million from the sale of property, plant and equipment. In the first six months of 2012, we purchased $504.7 million of short-term investments, paid $3.1 million for the purchase of our distributor's business related to our products in Russia and paid $3.5 million for developed technology intangible assets. Additionally, we invested $57.3 million in new facilities and equipment and $3.7 million in capitalized software. We currently expect to invest between approximately $200 million and $250 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2013.
Net cash provided by financing activities was $79.0 million in the first six months of 2013 compared to net cash used in financing activities of $477.9 million in the first six months of 2012. On March 12, 2013, we issued concurrently in a registered offering $250.0 million in aggregate principal amount of our 2018 Notes and $350.0 million in aggregate principal amount of our 2023 Notes, and received total proceeds of $598.5 million, net of original discounts. Additionally, in the first six months of 2013, we received $2.8 million in net borrowings of notes payable, $140.6 million from the sale of stock to employees and $31.8 million in excess tax benefits from share-based compensation. These amounts were partially reduced by the repurchase of approximately

6.1 million shares of our common stock for $649.1 million, a cash payment of $4.8 million for offering fees related to the issuance of the 2018 Notes and the 2023 Notes, $29.7 million in dividends paid to stockholders and payments of contingent consideration of $11.1 million. In the first six months of 2012, we repurchased approximately 6.0 million shares of our common stock for $549.0 million, paid $30.4 million in dividends to stockholders, had net repayments of notes payable of $41.5 million and paid contingent consideration of $5.1 million. This use of cash was partially offset by $127.1 million received from the sale of stock to employees and $21.0 million in excess tax benefits from share-based compensation.
Effective July 30, 2013, our Board of Directors declared a cash dividend of $0.05 per share, payable September 12, 2013 to stockholders of record on August 22, 2013.
We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At June 30, 2013, we held approximately 10.7 million treasury shares under this program. In the first quarter of 2013, we completed the repurchase of 6.0 million shares under our previously disclosed Rule 10b5-1 plan. We are uncertain as to the level of stock repurchases, if any, to be made in the future.
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
At June 30, 2013, we had a committed long-term credit facility, a commercial paper program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $800.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at June 30, 2013. At June 30, 2013, we had no borrowings under our committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $51.6 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.
On February 1, 2013, we completed our previously announced review of strategic options for maximizing the value of our obesity intervention business, and have formally committed to pursue a sale of that business unit. We are currently considering offers for the sale of that business unit.
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
As of June 30, 2013, $2,046.3 million of our existing cash and equivalents and short-term investments are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2012, we had approximately $3,083.5 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.
We sell products to public and semi-public hospitals in Italy and Spain, which are wholly or partially funded by their respective sovereign governments. The following table provides information related to trade receivables outstanding as of June 30, 2013 from product net sales in Italy and Spain:

	Italy	Spain
	(in millions)
Trade receivables from public and semi-public hospitals primarily funded by the sovereign government	$23.6	$16.5
Trade receivables from other customers	9.8	16.3
Total trade receivables	$33.4	$32.8

Amount of trade receivables that is past due	$17.5	$14.9
Allowance for doubtful accounts	$6.3	$4.1
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
As of June 30, 2013, we have no significant trade accounts receivable from customers in Greece or Portugal that are primarily funded by their respective sovereign governments.
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
As of June 30, 2013, we had no interest rate swap contracts outstanding. However, we may from time to time seek to enter into interest rate hedge transactions in the future.
Interest Rate Risk
Our interest income and expense are more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents and short-term investments and interest expense on our debt, as well as costs associated with foreign currency contracts.
On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, we terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, we added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. During the three and six month periods ended June 30, 2013, we recognized $3.3 million and $6.5 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap. During the three and six month periods ended June 30, 2012, we recognized $3.7 million and $7.4 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of June 30, 2013, the remaining unrecognized gain, net of tax, of $2.2 million is recorded as a component of accumulated other comprehensive loss.
At June 30, 2013, we had approximately $51.6 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.5 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Maturing in							Fair Market Value
	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,166.1	$—	$—	$—	$—	$—	$1,166.1	$1,166.1
Weighted Average Interest Rate	0.10%	—	—	—	—	—	0.10%
Foreign Time Deposits	287.0	—	—	—	—	—	287.0	287.0
Weighted Average Interest Rate	0.23%	—	—	—	—	—	0.23%
Other Cash Equivalents	988.6	—	—	—	—	—	988.6	988.6
Weighted Average Interest Rate	0.14%	—	—	—	—	—	0.14%
Total Cash Equivalents and Short-Term Investments	$2,441.7	$—	$—	$—	$—	$—	$2,441.7	$2,441.7
Weighted Average Interest Rate	0.13%	—	—	—	—	—	0.13%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$—	$837.5	$20.0	$1,247.1	$2,104.6	$2,201.6
Weighted Average Interest Rate	—	—	—	3.94%	5.65%	2.84%	3.31%
Other Variable Rate (non-US$)	51.6	—	—	—	—	—	51.6	51.6
Weighted Average Interest Rate	7.00%	—	—	—	—	—	7.00%
Total Debt Obligations	$51.6	$—	$—	$837.5	$20.0	$1,247.1	$2,156.2	$2,253.2
Weighted Average Interest Rate	7.00%	—	—	3.94%	5.65%	2.84%	3.39%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $38.1 million related to a terminated interest rate swap associated with the 2016 Notes.

	December 31, 2012
	Maturing in							Fair Market Value
	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,709.0	$—	$—	$—	$—	$—	$1,709.0	$1,709.0
Weighted Average Interest Rate	0.14%	—	—	—	—	—	0.14%
Foreign Time Deposits	341.7	—	—	—	—	—	341.7	341.7
Weighted Average Interest Rate	0.17%	—	—	—	—	—	0.17%
Other Cash Equivalents	685.0	—	—	—	—	—	685.0	685.0
Weighted Average Interest Rate	0.17%	—	—	—	—	—	0.17%
Total Cash Equivalents and Short-Term Investments	$2,735.7	$—	$—	$—	$—	$—	$2,735.7	$2,735.7
Weighted Average Interest Rate	0.15%	—	—	—	—	—	0.15%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$—	$843.9	$20.0	$648.5	$1,512.4	$1,673.0
Weighted Average Interest Rate	—	—	—	3.94%	5.65%	3.41%	3.74%
Other Variable Rate (non-US$)	48.8	—	—	—	—	—	48.8	48.8
Weighted Average Interest Rate	6.06%	—	—	—	—	—	6.06%
Total Debt Obligations	$48.8	$—	$—	$843.9	$20.0	$648.5	$1,561.2	$1,721.8
Weighted Average Interest Rate	6.06%	—	—	3.94%	5.65%	3.41%	3.81%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $44.6 million related to a terminated interest rate swap associated with the 2016 Notes.
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
We use foreign currency option contracts, which provide for the sale or purchase of foreign currencies, to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of our business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won, Turkish lira, Polish zloty, Swiss franc, Russian ruble, Swedish krona and South African rand. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
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
The following table provides information about our foreign currency derivative financial instruments outstanding as of June 30, 2013 and December 31, 2012. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	June 30, 2013		December 31, 2012
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$10.0	95.44	$8.3	83.88
Australian dollar	16.4	0.94	17.3	1.05
Russian ruble	23.4	32.58	17.9	31.31
Polish zloty	—	—	1.1	3.14
	$49.8		$44.6

Estimated fair value	$1.4		$0.3

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$40.1	1.34	$39.6	1.32

Estimated fair value	$(1.1)		$—

Foreign currency sold — put options:
Canadian dollar	$88.0	1.02	$105.6	1.02
Mexican peso	9.7	13.21	17.8	13.10
Australian dollar	53.8	0.99	67.9	1.00
Brazilian real	35.7	2.22	45.5	2.14
Euro	160.3	1.31	168.0	1.29
Korean won	10.8	1,089.82	20.1	1,086.16
Turkish lira	12.8	1.85	27.0	1.83
Polish zloty	4.5	3.21	8.7	3.19
Swiss franc	4.3	0.92	8.6	0.92
Russian ruble	4.0	32.24	10.6	31.74
Swedish krona	4.7	6.72	9.7	6.70
South African rand	6.3	9.04	12.1	8.94
	$394.9		$501.6

Estimated fair value	$18.5		$9.9

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Further, management determined that, as of June 30, 2013, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.
PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
Certain of the legal proceedings in which we are involved are discussed in Note 11, "Contingencies," to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A.  Risk Factors
The following supplements and amends the risk factors set forth under Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
 Our future growth depends, in part, on our ability to develop and introduce products which are more effective than those developed by our competitors. Developments by our competitors, the entry of new competitors into the markets in which we compete, and the rapid pace of scientific advancement in the pharmaceutical and medical device industries could make our products or technologies less competitive or obsolete. For example, sales of our existing products may decline rapidly if a new product is introduced that represents a substantial improvement over our existing products or that is sold at a lower price. Additionally, if we lose patent coverage for a product, our products may compete against generic products that are as safe and effective as our products, but sold at considerably lower prices. The FDA has substantial discretion in administering the generic drug approval process, and may change current approval policies or adopt new policies that may facilitate the more rapid development and approval of generic products, including products that would compete with our existing products.  The introduction of generic products could significantly reduce demand for our products within a short period of time. Certain of our pharmaceutical products also compete with over-the-counter products and other products not regulated by the FDA which may be priced and regulated differently than our products.
 We also expect to face increasing competition from biosimilar products. Recent U.S. healthcare reform legislation included an abbreviated regulatory pathway for the approval of biosimilars. As a result, we anticipate increasing competition from biosimilars in the future. Title VII of the PPACA and the Biologics Price Competition and Innovation Act of 2009, or BPCIA, create a new licensure framework for biosimilar products, and the FDA issued draft guidance in early 2012, which could ultimately subject our biologic products, including Botox®, to competition. Previously, there had been no licensure pathway for such a follow-on product. Further, Congress recently authorized user fee programs for both generic drugs and biosimilars in the Food and Drug Administration Safety and Innovation Act of 2012. The availability of industry user fees obtained through these new programs may facilitate biosimilar product development and faster approvals of both generic drugs and biosimilars. While we do not anticipate that the FDA will license a biosimilar of Botox® for several years, we cannot guarantee that our biologic products such as Botox® will not eventually become subject to direct competition by a licensed biosimilar.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses the purchases of our equity securities during the second fiscal quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2013 to April 30, 2013	289	$113.55	—	7,245,903
May 1, 2013 to May 31, 2013	5,876	104.68	—	7,541,499
June 1, 2013 to June 30, 2013	59	99.75	—	7,660,162
Total	6,224	$105.04	—	N/A
 ——————————

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At June 30, 2013, we held approximately 10.7 million treasury shares under this program. Total number of shares purchased represents shares of common stock withheld by us to satisfy tax withholding obligations related to vested employee restricted stock awards.

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

Date: August 7, 2013

ALLERGAN, INC.

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2013)

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Allergan Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2013)

10.1	Offer Letter, dated as of June 24, 2013, between Allergan, Inc. and Douglas S. Ingram

10.2	Severance and General Release Agreement, effective as of July 9, 2013, by and between Allergan, Inc. and David J. Endicott

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101
The following financial statements from Allergan, Inc.'s Report on Form 10-Q for the Quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income; (iii) Unaudited Condensed Consolidated Balance Sheets; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements