Form 10-K
period 2013-12-31
ALLERGAN INC
filed 2014-02-25
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————————
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $24,964 million based on the closing sale price as reported on the New York Stock Exchange.
Common stock outstanding as of February 20, 2014 — 307,592,460 shares (including 9,124,811 shares held in treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 6, 2014, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013.

Forward-Looking Statements

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
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. In 2013, our research and development expenditures were approximately 16.8% of our product net sales, or approximately $1,042.3 million. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions.
Our diversified business model includes products for which patients may be eligible for reimbursement and cash pay products that consumers pay for directly out-of-pocket. Based on internal information and assumptions, we estimate that in fiscal year 2013, approximately 62% of our product net sales were derived from reimbursable products and 38% of our product net sales were derived from cash pay products.
In March 2013, we acquired MAP Pharmaceuticals, Inc., a publicly held biopharmaceutical company focused on developing and commercializing new therapies in neurology, including Levadex®, a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine using the proprietary Tempo® delivery system, for the treatment of acute migraine in adults.
In December 2013, we completed the sale of our obesity intervention business, including the sale of assets related to the Lap-Band® gastric band system and the Orbera™ intra-gastric balloon system. As a result of the sale of the obesity intervention business unit, we have reported the financial results from that business unit as discontinued operations in the consolidated statements of earnings for the year ended December 31, 2013 and the remaining assets related to that business unit as assets of discontinued operations in the consolidated balance sheet as of December 31, 2013. Additionally, we have retrospectively revised the consolidated statements of earnings for the years ended December 31, 2012 and 2011 and the consolidated balance sheet as of December 31, 2012 to reflect the financial results from the obesity intervention business unit and the related assets and liabilities as discontinued operations.
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
The following table sets forth, for the periods indicated, product net sales for each of our product lines within our specialty pharmaceuticals and medical devices segments, segment operating income for our specialty pharmaceuticals and medical devices segments, domestic and international sales as a percentage of total product net sales, and domestic and international long-lived assets:

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
Specialty Pharmaceuticals Segment Product Net Sales by Product Line
Eye Care Pharmaceuticals	$2,890.3	$2,692.2	$2,520.2
Botox®/Neuromodulators	1,982.2	1,766.3	1,594.9
Skin Care and Other	466.5	326.1	316.9
Total Specialty Pharmaceuticals Segment Product Net Sales	$5,339.0	$4,784.6	$4,432.0

Medical Devices Segment Product Net Sales by Product Line
Breast Aesthetics	$377.9	$377.1	$349.3
Facial Aesthetics	477.5	387.6	362.7
Core Medical Devices	855.4	764.7	712.0
Other (1)	3.1	—	—
Total Medical Devices Segment Product Net Sales	$858.5	$764.7	$712.0

Specialty Pharmaceuticals Segment Operating Income (2)	$2,282.0	$1,997.7	$1,763.3
Medical Devices Segment Operating Income (2)	246.2	229.1	238.1

Consolidated Product Net Sales
Domestic	62.0%	60.9%	60.0%
International	38.0%	39.1%	40.0%

Consolidated Long-Lived Assets (3)
Domestic	$4,274.7	$3,242.9	$3,500.9
International	674.7	649.8	617.5
 ——————————

(1)
Other medical devices product sales consist of sales made pursuant to transition service agreements with Apollo Endosurgery, Inc., or Apollo, related to the sale of our obesity intervention business unit.

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

(3)
Consolidated long-lived assets as of December 31, 2011 have not been retrospectively revised to reflect the long-lived assets related to our obesity intervention business unit as discontinued operations.

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
Dry Eye
Restasis® (cyclosporine ophthalmic emulsion) 0.05%, our best-selling eye care product, is the largest eye drop by value worldwide, the largest prescription ophthalmic pharmaceutical by sales value in the United States, and the first, and currently the only, prescription eye drop to help increase tear production in cases where tear production may be reduced by inflammation due to chronic dry eye. Chronic dry eye is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of chronic dry eye increases markedly with age, after menopause in women and in people with systemic diseases. We launched Restasis® in the United States in 2003 and Restasis® is currently sold in approximately 40 countries.
Our artificial tears products, including Refresh® and Optive™ lubricant eye drops, treat dry eye symptoms including irritation and dryness due to pollution, computer use, aging and other causes. We launched Refresh® over 26 years ago and today our artificial tears product line includes a wide range of preserved and non-preserved drops as well as ointments to treat dry eye symptoms. We have launched Refresh Optive® Advanced lubricant eye drops in the United States, and, in 2013, received approvals for Refresh Optive® Advanced in Mexico, Chile and Turkey. We have also launched Optive Plus® and Optive Plus® unit dose in some countries in Europe. In 2013, Optive PlusTM was approved in Mexico, Chile, Kuwait and Taiwan, and we also launched Optive FusionTM in Europe, namely Italy, Spain, Portugal and Belgium, as well as Turkey. This is our first entry into the hyaluronic acid tear segment. Optive FusionTM will address the aqueous deficient segment of the dry eye market while Optive Plus® offers relief for the lipid deficient dry eye sufferer.
Glaucoma
Our Lumigan® (bimatoprost ophthalmic solution) product line is our second best-selling eye care product line. Lumigan® 0.01% is a topical treatment indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension. Lumigan® 0.01% was approved in Canada in 2009 and in the United States and Europe in 2010. We currently sell Lumigan® 0.01% in the United States and it is approved in approximately 55 countries worldwide. In 2013, Lumigan® unit dose was approved in Canada and we have completed the introduction of Lumigan® unit dose across the European Union. Senju Pharmaceutical Co., Ltd., or Senju, is responsible for the development and commercialization of Lumigan® in Japan pursuant to an exclusive licensing agreement. We ceased manufacturing of the original formulation of Lumigan®, Lumigan® 0.03%, in the United States in 2012, but continue to manufacture Lumigan® 0.03% for sale in certain markets outside of the United States.
Ganfort™ (bimatoprost/timolol maleate ophthalmic solution) is a bimatoprost and timolol maleate combination designed to treat glaucoma and ocular hypertension in patients who are not responsive to treatment with only one medication. We received approval to market Ganfort™ in the European Union in 2006. Ganfort™ is currently approved in approximately 70 countries, including China, where it was approved in 2013. In 2013, Ganfort™ unit dose was approved in the European Union, which led to the launch in Germany, the Netherlands and the United Kingdom.
Our Alphagan® (brimonidine tartrate ophthalmic solution) products are our third best-selling eye care product line. Alphagan® P 0.1%, Alphagan® P 0.15% and Alphagan® P 0.2% are ophthalmic solutions that lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P 0.1% was approved by the FDA in 2005 and is an improved reformulation of Alphagan® P 0.15%, which was approved by the FDA in 2001. Alphagan® P 0.15% and Alphagan® 0.2% face generic competition in the United States and other parts of the world. Alphagan® products are approved in approximately 80 countries. Senju is responsible for the development and commercialization of our Alphagan® products in Japan pursuant to an exclusive licensing agreement between us and Kyorin Pharmaceuticals Co., Ltd., that Kyorin subsequently sublicensed to Senju.

In 2012, Senju received approval from the Japanese Ministry of Health, Labor and Welfare for Aiphagan® ophthalmic solution 0.1%, or Aiphagan®, for the reduction of intraocular pressure in patients with ocular hypertension or glaucoma.
Combigan® (brimonidine tartrate/timolol maleate ophthalmic solution) 0.2%/0.5% is a brimonidine and timolol combination designed to treat ocular hypertension in glaucoma patients who are not responsive to treatment with only one medication or need additional therapy. Combigan® is currently approved in approximately 78 countries, including the United States and all countries in the European Union.
Inflammation
Acuvail® (ketorolac tromethamine ophthalmic solution) 0.45% is a nonsteroidal, anti-inflammatory indicated for the treatment of ocular pain and inflammation following cataract surgery that was approved by the FDA in 2009. Acular LS® (ketorolac ophthalmic solution) 0.4% is a nonsteroidal anti-inflammatory indicated to reduce ocular pain, burning and stinging following corneal refractive surgery. Acular LS®, approved by the FDA in 2003, is a reformulated version of Acular®. As of the end of 2013, Acular LS® no longer faces generic competition in the United States. Pred Forte® (prednisolone acetate ophthalmic suspension, USP) 1% is a topical steroid that was approved by the FDA over 36 years ago and faces generic competition in the United States.
Infection
Zymaxid® (gatifloxacin ophthalmic solution) 0.5%, approved by the FDA in 2010, is our next-generation anti-infective product indicated for the treatment of bacterial conjunctivitis. In 2013, competitive generic versions of Zymaxid® were launched in the United States.
Allergy
Lastacaft® (alcaftadine ophthalmic solution) 0.25%, approved by the FDA in 2010, is a topical allergy medication for the prevention and treatment of itching associated with allergic conjunctivitis. Lastacaft® 0.25% was first approved outside the United States in Brazil in 2011 and was approved in several countries in 2013, including Israel, Mexico and Singapore. We acquired the global license to manufacture and commercialize Lastacaft® in 2010 from Vistakon Pharmaceuticals, LLC, Janssen Pharmaceutica N.V. and Johnson & Johnson Vision Care Inc., and launched Lastacaft® in 2011.
Elestat® (epinastine HCL ophthalmic solution) 0.05% is used for the prevention of itching associated with allergic conjunctivitis. We license Elestat® from Boehringer Ingelheim AG, and hold worldwide ophthalmic commercial rights excluding Japan. Elestat®, together with sales under its brand names Relestat® and Purivist®, is currently approved in approximately 53 countries. Elestat® currently faces generic competition in the United States.
Retinal Disease
Ozurdex® (dexamethasone intravitreal implant) 0.7 mg is a novel bioerodable formulation of dexamethasone in our proprietary Novadur® sustained-release drug delivery system that can be used to locally and directly administer medications to the retina. The FDA approved Ozurdex® in 2009 as the first drug therapy indicated for the treatment of macular edema associated with retinal vein occlusion, or RVO, and, in 2010, Ozurdex® was approved in the European Union for RVO. Ozurdex® is currently approved for RVO in approximately 60 countries including Argentina, Brazil, Canada, India, Korea, Mexico, Thailand and the Philippines. In 2010, the FDA approved Ozurdex® for the treatment of non-infectious uveitis affecting the posterior segment of the eye and, in 2011, marketing authorization for this additional indication for Ozurdex® was granted in the European Union. Ozurdex® is currently approved for non-infectious uveitis in approximately 53 countries, with 2013 approvals in several counties, including Singapore, India, Taiwan and Korea.
Neuromodulators
Botox®
Botox® (onabotulinumtoxinA) was first approved by the FDA in 1989 for the treatment of strabismus and blepharospasm, two eye muscle disorders, making it the first botulinum toxin type A product approved in the world. Since its first approval, Botox® has been approved by regulatory authorities worldwide as a treatment for more than 27 unique indications in approximately 88 countries. Botox® Cosmetic was first approved for certain aesthetic use in 2002. In addition to the past 23 years of clinical experience, the safety and efficacy of Botox® have been well-established with an estimated 17,000 patients that have been treated with Botox® and Botox® Cosmetic in approximately 117 clinical trials sponsored by us. Worldwide, approximately 35 million vials of Botox® and Botox® Cosmetic have been distributed and approximately 29 million treatment sessions have been performed in a span of 21 years (1989-2010). There have been approximately 2,300 articles on Botox® or Botox® Cosmetic in scientific and medical journals.

For the year ended December 31, 2013, therapeutic uses accounted for approximately 54% of Botox® total sales and aesthetic uses accounted for approximately 46% of Botox® total sales. Sales of Botox® represented approximately 32%, 32% and 31% of our total consolidated product net sales in 2013, 2012 and 2011, respectively. In 2012, Botox® received a positive opinion from the Irish Medicines Board for the treatment of idiopathic overactive bladder with symptoms of urinary incontinence, urgency and frequency in adult patients who have an inadequate response to, or are intolerant of, anticholinergic medications. In 2013, the FDA approved Botox® for the treatment of overactive bladder in certain adult patients. In 2013, the Medicines and Healthcare Products Regulatory Agency licensed the use of Botox® in the United Kingdom for the management of bladder dysfunctions in certain adult patients with overactive bladder.

Botox® is used therapeutically for the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms, as well for axillary hyperhydrosis and the prophylactic treatment of headaches in adults with chronic migraine. The currently-approved therapeutic indications for Botox® in the United States include:

•	the prophylactic treatment of headaches in adult patients with chronic migraine (characterized by 15 or more days per month with a headache lasting four or more hours per day);

•	treatment of idiopathic overactive bladder in adults who have an inadequate response to or are intolerant of an anticholinergic medication;

•	treatment of urinary incontinence due to detrusor overactivity associated with a neurologic condition in adults who have an inadequate response to or are intolerant of an anticholinergic medication;

•	treatment of upper limb spasticity in adult patients;

•	treatment of cervical dystonia, or sustained contractions or spasms of muscles in the shoulders or neck, in adults, and associated neck pain;

•	treatment of severe axillary hyperhidrosis, or underarm sweating, in adults that is inadequately managed by topical agents;

•	treatment of blepharospasm, or the uncontrollable contraction of the eyelid muscles, associated with dystonia in people 12 years of age or older; and

•	treatment of strabismus, or misalignment of the eyes, in people 12 years of age and over.
Botox® is also available outside the United States for various indications. Botox® is approved for the prophylactic treatment of adult chronic migraine in approximately 67 countries, including all countries in the European Economic Area as well as Australia, Brazil, Canada, India, Korea and Russia. In 2013, Botox® was approved for idiopathic overactive bladder in 36 countries, including the United Kingdom, Canada, the Netherlands, Switzerland, Slovakia, Egypt, Saudi Arabia, Israel, Hong Kong, as well as reimbursement by the Australian government. Botox® is approved for incontinence associated with a neurological condition in 68 countries. Botox® is also approved in many countries outside of the United States for treating hemifacial spasm, cervical dystonia, adult spasticity and spasticity associated with pediatric cerebral palsy.
We have licensed to GlaxoSmithKline our rights to develop and sell Botox® in Japan for all current and future therapeutic indications. Botox® was approved in Japan for equinus foot due to lower limb spasticity in juvenile cerebral palsy patients in 2009 and for the treatment of upper and lower limb spasticity in 2010; and in 2013 Botox® was approved in the United Kingdom for treatment of lower limb spasticity. In 2012, Botox® was approved in Japan for the treatment of primary severe axillary hyperhidrosis.
Botox® Cosmetic
The FDA approved Botox® Cosmetic in 2002 for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Depending on the country of approval, this product is referred to as Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista®, and is administered in small injections to temporarily reduce the muscle activity that causes the formation of glabellar lines between the eyebrows that often develop during the aging process. Currently, over 75 countries have approved facial aesthetic indications for Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista®. Botox® is approved for upper facial lines in Australia, Canada, New Zealand, and certain countries in East Asia and Latin America. In 2013, the FDA approved Botox® for temporary improvement in the appearance of moderate to severe “crow’s feet” facial lines in adults. Botox® is the first and only product of its kind approved for this indication in the United States. Botox® is also approved for crow’s feet facial lines in approximately 21 countries, including Australia, Canada, New Zealand and Singapore. In 2013, we obtained marketing approval in Korea and national licenses in 21 countries across the European region for Vistabel® for treatment of crow’s feet facial lines.

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
Tazorac® (tazarotene) gel is approved for sale in the United States for the treatment of mild to moderate acne and stable plaque psoriasis, a chronic skin disease characterized by dry red patches. We also market a cream formulation of Tazorac® in the United States for the topical treatment of acne and for the topical treatment of plaque psoriasis. In 2007, we entered into a strategic collaboration agreement with Stiefel Laboratories, Inc., which was acquired by GlaxoSmithKline in 2009, to develop and market foam based products involving tazarotene for dermatological use worldwide. Since the Tazorac® patent expired in mid-2011, no generics have been launched in the United States and we believe that it is unlikely that Tazorac® will face generic competition for several years. This is due to FDA guidance regarding requirements for clinical bioequivalence for generic bioequivalence, separately both for psoriasis and acne.
Latisse® (bimatoprost ophthalmic solution) 0.03%, is the first, and currently the only, FDA-approved prescription treatment for insufficient or inadequate eyelashes, to grow eyelashes longer, fuller and darker. The FDA approved Latisse® in 2008 and we launched Latisse® in the United States in 2009. Latisse® is also approved for sale in Canada, Russia and certain markets in Latin America, Asia Pacific and the Middle East.
Vaniqa® (eflornithine HCl) 13.9%, is the first, and currently the only, FDA-approved topical prescription product indicated to slow the growth of unwanted facial hair in women. The FDA approved Vaniqa® in 2000.
The SkinMedica® family of products includes a variety of physician-dispensed, non-prescription aesthetic products, including Lytera Skin Brightening Complex®, the TNS® product line and the Vivité® line of skin care products. Lytera Skin Brightening Complex® is a non-prescription, non-hydroquinone skin brightening product that minimizes the appearance of skin discoloration and dark spots. The TNS® product line utilizes a patented biotechnology derived enriched nutrient solution that helps rejuvenate skin. Vivité® is an advanced anti-aging skin care line that uses proprietary GLX Technology®, creating a highly specialized blend of glycolic acid and natural antioxidants. We launched Vivité® in 2007 and market our Vivité® line of skin care products to physicians in the United States. In addition to these specialty products, the SkinMedica® family of products also includes cleansers, toners, topical antioxidants, moisturizers, chemical peels, acne treatments, and sunscreens.
Medical Devices Segment
Breast Aesthetics
Our silicone gel and saline breast implants, consisting of a variety of shapes, sizes and textures, have been available to women for more than 40 years and are currently sold in more than 75 countries for breast augmentation, revision and reconstructive surgery. Our breast implants consist of a silicone elastomer shell filled with either a saline solution or silicone gel with varying degrees of cohesivity. This shell can consist of either a smooth or textured surface. We market our breast implants and tissue expanders under the trade names Natrelle®, Inspira®, BRST™ and CUI™ and the trademarks BioCell®, MicroCell™ and BioDimensional®. We currently market over 1,000 breast implant product variations worldwide to meet our patients’ preferences and needs. The Natrelle® 410 shaped silicone breast implants, which are designed to mimic the slope of the breast to deliver a subtle, non-augmented look, were approved by the FDA in the first quarter of 2013. The Natrelle® 410 shaped silicone breast implants are also approved in Korea and were approved by the Japanese regulatory authority in 2013. We also sell a line of tissue expanders primarily for use in breast reconstruction.
Plastic Surgery
Our Seri® Surgical Scaffold product is indicated for use as a transitory scaffold for soft tissue support and repair to reinforce deficiencies where weakness or voids exist that require the addition of material to obtain the desired surgical outcome. This includes reinforcement of soft tissue in plastic and reconstructive surgery, and general soft tissue reconstruction.
Facial Aesthetics
Our Juvéderm® dermal filler family of products are designed to improve facial appearance by smoothing wrinkles and folds using our proprietary Hylacross™ and Vycross™ technology. This technology enables the delivery of a homogeneous gel-based hyaluronic acid. The FDA approved Juvéderm® Ultra and Ultra Plus in 2006 for the correction of moderate to severe wrinkles and folds. In 2010, the FDA approved Juvéderm® Ultra XC and Ultra Plus XC, each formulated with lidocaine, an anesthetic that alleviates pain during injections.  In October 2013, we received approval from the FDA for Juvéderm Voluma™ XC, the first and only filler approved for deep injection in the cheek area to temporarily correct age-related volume loss in adults over the age of 21.
Outside the United States, we market various formulations of Juvéderm® for wrinkle and fold augmentation, as well as Juvéderm Voluma™ to correct age-related volume loss in the mid-face. In 2011, we launched Juvéderm Voluma™ with lidocaine in Europe and Canada. In 2011, Juvéderm Volift™ and Juvéderm Volbella™ were granted a CE mark in Europe. In 2013, Juvéderm Volbella™ was approved in Mexico and Juvéderm Volift™ was approved in Mexico, the Philippines and Vietnam. The Juvéderm® dermal filler family of products are currently approved or registered in approximately 89 countries, including all major world markets with the exception of Japan and China where we are pursuing approvals.
International Operations
Our international sales represented 38.0%, 39.1% and 40.0% of our total consolidated product net sales for the years ended December 31, 2013, 2012 and 2011, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.
Sales and Marketing
We sell our products directly through our own sales subsidiaries in approximately 40 countries and, supplemented by independent distributors, in over 100 countries worldwide. We maintain a global strategic marketing team, as well as regional sales and marketing organizations, to support the promotion and sale of our products. We also engage contract sales organizations to promote certain products. Our sales efforts and promotional activities are primarily aimed at eye care professionals, neurologists, physiatrists, dermatologists, plastic and reconstructive surgeons, aesthetic specialty physicians, urologists, urogynecologists and general practitioners who use, prescribe and recommend our products.
We advertise in professional journals, participate in medical meetings and utilize direct mail and internet programs to provide descriptive product literature and scientific information to specialists in the ophthalmic, dermatological, medical aesthetics, neurology, movement disorder and urology fields. We have developed training modules and seminars to update physicians regarding evolving technology in our products. We also have utilized direct-to-consumer advertising for Botox® for chronic migraine, Botox® Cosmetic, Aczone®, Juvéderm®, Latisse®, Natrelle®, Aczone®and Restasis®. We supplement our marketing efforts with exhibits at medical conventions, advertisements in trade journals, sales brochures and national media. In addition, we sponsor symposia and educational programs to familiarize physicians and surgeons with the leading techniques and methods for using our products.
Our products are sold to drug wholesalers, independent and chain drug stores, pharmacies, commercial optical chains, opticians, mass merchandisers, food stores, hospitals, group purchasing organizations, integrated direct hospital networks, ambulatory surgery centers, government purchasing agencies and medical practitioners. We also utilize distributors for our products in smaller international markets. We transferred back sales and marketing rights for our products from our distributors and established direct operations in Poland, Turkey and the Philippines in 2010, South Africa in 2011, Russia in 2012 and Vietnam and Indonesia in 2013.
As of December 31, 2013, we employed approximately 3,800 sales representatives throughout the world. U.S. sales, including manufacturing operations, represented 62.0%, 60.9% and 60.0% of our total consolidated product net sales in 2013, 2012 and 2011, respectively. Sales to McKesson Drug Company for the years ended December 31, 2013, 2012 and 2011 were 15.0%, 14.6% and 13.1%, respectively, of our total consolidated product net sales. Sales to Cardinal Health, Inc. for the years ended December 31, 2013, 2012 and 2011 were 13.0%, 14.7% and 14.6%, respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total consolidated product net sales.
Research and Development
Our global research and development efforts currently focus on eye care, neurology, urology, skin care, and medical aesthetics. Our strategy includes developing innovative products to address unmet medical needs and conditions associated with aging, as well as chronic and debilitating diseases and conditions, and otherwise assisting patients in reaching life’s potential. Our top priorities include furthering our leadership in ophthalmology, medical aesthetics, medical dermatology and neuromodulators, identifying new potential compounds for sight-threatening diseases such as glaucoma, age-related macular degeneration and other retinal disorders and developing novel therapies for chronic dry eye, pain and genitourinary diseases as well as next-generation breast implants and dermal fillers.

We have a fully integrated research and development organization with in-house discovery programs, including medicinal chemistry, high-throughput screening and biological sciences. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. As of December 31, 2013, we had approximately 2,100 employees involved in our research and development efforts. Our research and development expenditures for 2013, 2012 and 2011 were approximately $1,042.3 million, $977.3 million and $871.5 million, respectively.
Some of our research and development highlights are described below, including acquisitions of compounds and products in development and progress under collaborations with third parties.
Ophthalmology. Our research and development efforts for the ophthalmic pharmaceuticals business continue to focus on new therapeutic products for retinal disease, glaucoma and chronic dry eye. In 2011, we entered into a license agreement with Molecular Partners AG, pursuant to which we obtained exclusive global rights in the field of ophthalmology for AGN-150998, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases. In 2012, we significantly expanded our existing relationship with Molecular Partners AG by entering into two separate agreements to discover, develop, and commercialize proprietary therapeutic DARPin® products for the treatment of serious ophthalmic diseases. The first agreement is an exclusive license agreement for the design, development and commercialization of AGN-151200, a potent dual anti-VEGF-A/PDGF-B DARPin®, and its corresponding backups for the treatment of exudative age-related macular degeneration and related conditions. The second agreement is an exclusive discovery alliance agreement under which we will collaborate to design and develop DARPin® products against selected targets that are implicated in causing serious diseases of the eye. In 2013, we completed an analysis of data from the randomized controlled Phase II trial for AGN-150998 comparing two doses of the anti-VEGF DARPin® and Lucentis® (ranibizumab), which suggested some product differentiation but did not support directly moving to Phase III. We completed enrollment in the third stage of our Phase II study to more completely assess safety and efficacy and to guide the potential Phase III study design.
In the second quarter of 2013, we submitted a Supplemental New Drug Application with the FDA seeking approval of Ozurdex® (dexamethasone intravitreal implant) 0.7 mg to treat diabetic macular edema. We also submitted a Type II variation to the Marketing Authorisation Application with the European Medicines Agency seeking approval of Ozurdex® 700 micrograms intravitreal implant in applicator to treat adult patients with diabetic macular edema.
Neuromodulators. We continue to invest heavily in the research and development of neuromodulators, including Botox® and Botox® Cosmetic. We are focused on expanding the number of new indications and country licenses for the approved indications for Botox®, including idiopathic overactive bladder, chronic migraine, adult movement disorders, juvenile cerebral palsy, osteoarthritis pain, premature ejaculation and depression, while also pursuing next-generation neuromodulator-based therapeutics, including a targeted neuromodulator for use in post-herpetic neuralgia. In addition, we are further enhancing biologic process development and manufacturing. In 2011, the FDA and Health Canada approved our fully in vitro, cell-based assay for use in the stability and potency testing of Botox® and Botox® Cosmetic. In 2012, Allergan received positive opinions for this assay in Europe for Vistabel®, Vistabex® and Botox®. In October 2013, we received a Positive Opinion from the Agence Nationale de Sécurité du Médicament et des Produits de Santé for use of Vistabel® for temporary improvement in the appearance of moderate to severe “crow’s feet lines” seen at maximum smile, either alone or when treated at the same time as glabellar, or frown, lines seen at maximum frown in adult patients. We have secured national licenses in nineteen countries of the European Union as well as Norway and Iceland.
In January 2014, we completed a license agreement with Medytox, Inc., or Medytox, under which we acquired the exclusive rights, worldwide outside of Korea with co-exclusive rights in Japan, to develop and, if approved, commercialize certain neurotoxin product candidates currently in development, including a potential liquid-injectable product.
Migraine. In March 2013, we acquired MAP Pharmaceuticals, Inc., or MAP, whereby MAP became our wholly owned subsidiary. We continue to pursue the commercialization of Levadex® within the United States to neurologists for the acute treatment of migraine in adults, migraine in adolescents 12 to 18 years of age and other indications that may be approved. Levadex® is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine using MAP’s proprietary Tempo® delivery system, which has completed Phase III clinical development for the treatment of acute migraine in adults. In April 2013, the FDA issued a Complete Response Letter, or CRL, to our New Drug Application, or NDA, for Levadex®. The main issues cited in the CRL were already identified by the FDA in prior discussions with Allergan, and Allergan had already taken actions to address these concerns, including the acquisition of Exemplar Pharma, LLC, the canister filling unit manufacturer. In the fourth quarter of 2013, we resubmitted the NDA, intended to address concerns identified in the NDA, to the FDA seeking approval of Levadex®.
Urology. We continue to collaborate with Serenity Pharmaceuticals, LLC, or Serenity, on the development and commercialization of Ser-120, an investigational drug in clinical development for the treatment of nocturia, a urological disorder in adults characterized by frequent urination at night time. Given positive Phase III data, we are currently funding a confirmatory Phase III trial.
Medical Dermatology. We continue to develop a novel compound to treat erythema associated with rosacea that we acquired in connection with our 2011 acquisition of Vicept Therapeutics, Inc. We are also developing Aczone® X, a next generation topical formulation for the treatment of acne vulgaris.

Plastic Surgery and Other. We continue to invest in the development of Seri® Surgical Scaffold, our biodegradable silk-based scaffolds for use in soft tissue support and repair, including breast augmentation, revision and reconstruction, abdominal and general surgical applications. We continue to develop Latisse® for scalp hair growth. The results of the Phase II trial in male and female hair loss indicated that the formulation was well tolerated but did not provide sufficient efficacy to proceed directly to Phase III. We plan to conduct two additional Phase II studies that include trials using a substantially higher concentration of bimatoprost.
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
Patents. With the exception of the U.S. and European patents relating to Lumigan® 0.01%, Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan®, Ganfort™, Ozurdex® and the U.S. patents relating to Restasis®, Lastacaft®, Latisse® and Azcone® no one patent or license is materially important to our specialty pharmaceuticals segment. The U.S. patents covering Lumigan® 0.01% expire in 2014, 2025 and 2027 and the European patents expire in 2017 and 2026. The U.S. patents covering the commercial formulations of Alphagan® P 0.15%, and Alphagan® P 0.1% expire in 2022. The U.S. patents covering Combigan® expire in 2022. The European patents covering Ganfort™ expire in 2017 and 2022. The U.S. patents covering Ozurdex® expire between 2020 and 2024 and the European patents expire between 2021 and 2025. The U.S. patents covering Restasis® expire in 2014 and 2024. The U.S. patent covering Lastacaft® expires in 2016. The marketing exclusivity for Lastacaft® in the United States expires in July 2015. The U.S. patents covering Latisse® expire in 2022, 2023 and 2024 and the European patents covering Latisse® expire in 2021. The U.S. patent covering Aczone® expires in 2016. We acquired certain patents material to the SkinMedica® business, including U.S. patents that cover the TNS® product line, which expire in 2019, and the U.S. patent that covers the Lytera® Skin Brightening Complex, which expires in 2032. We also acquired certain U.S. patents covering Levadex® that expire in 2028.
We own, and have rights in, well over 100 issued U.S. and European use and process patents covering various Botox® indications, including the treatment of chronic migraine, overactive bladder and hyperhydrosis, as well as our next-generation neuromodulator-based therapeutics currently in development.
With the exception of certain U.S. and European patents relating to our Inspira™ and Natrelle® breast implants products, no one patent or license is materially important to our medical devices segment. The patents covering our Inspira™ and Natrelle® breast implant products expire in 2018 in the United States and 2017 in Europe. We have additional patents pending relating to our breast implant products and tissue expanders in development. We also have patents covering our Juvéderm® Ultra XC and Juvéderm® Ultra Plus XC that expire in 2030 and our Juvéderm Voluma™ XC dermal filler product that expire in 2021, 2026 and 2030 in the United States and in 2021 in Europe.
We also own or have rights to patents covering potential products in late-stage development pursuant to certain agreements with third parties described further below under “Licenses,” including the U.S. patent for Ser-120 that expires in 2024. We have exclusive rights in the ophthalmology field to exploit AGN-150998 and other DARPin® technology under issued patents in the United States, Canada, Europe, and Japan, which expire in 2021, with the exception of one of the U.S. patents, which expires in 2023. Molecular Partners AG also owns patent applications in several countries covering AGN-150998 and other DARPin®

technology and has granted us an exclusive license to exploit that technology in the ophthalmology field. The patents resulting from those applications, if issued, would expire from 2029 to 2033. For a discussion of the risks relating to late-stage development, please see Item 1A of Part I of this report, including “Risk Factors - Our development efforts may not result in products or indications approved for commercial sale.”
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
Licenses. We license certain intellectual property from third parties and are involved in various collaborative ventures to develop and commercialize products. Certain of these arrangements include, but are not limited to, the following:

•
a license agreement with Medytox pursuant to which we obtained exclusive rights, worldwide outside of Korea with co-exclusive rights in Japan, to develop and, if approved, commercialize certain neurotoxin product candidates currently in development, including a potential liquid-injectable product;

•
a license agreement with Molecular Partners AG pursuant to which we obtained exclusive global rights in the field of ophthalmology for AGN-150998, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases;

•
an exclusive license agreement with Molecular Partners AG to design, develop and commercialize a potent dual anti-VEGF-A/PDGF-B DARPin® (AGN-151200) and its corresponding backups for the treatment of exudative age-related macular degeneration, or AMD, and related conditions;

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

We also license certain of our intellectual property rights to third parties. Certain of these arrangements include but are not limited to the following:

•	a royalty-bearing license to GlaxoSmithKline for clinical development and commercial rights to Botox® for therapeutic indications in Japan;

•	an exclusive licensing agreement with Senju pursuant to which Senju is responsible for the development and commercialization of Lumigan® in Japan;

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

Manufacturing
We manufacture the majority of our commercialized products in our own plants located at the following locations: Westport, Ireland; Waco, Texas; San José, Costa Rica; Pringy, France; and Guarulhos, Brazil. We produce clinical and commercial supplies of biodegradable silk-based scaffolds at a leased facility in Medford, Massachusetts and human fibroblast material in an owned facility in Houston, Texas. We also conduct operations related to the filling of aerosol canisters in a leased facility in Fall River, Massachusetts. We maintain sufficient manufacturing capacity at these facilities to support forecasted demand as well as a modest safety margin of additional capacity to meet peaks of demand and sales growth in excess of expectations. We increase our capacity as required in anticipation of future sales increases. In the event of a very large or very rapid unforeseen increase in market demand for a specific product or technology, supply of that product or technology could be negatively impacted until additional capacity is brought on line. Third parties manufacture a small number of commercialized products for us.
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
Manufacturing facilities producing pharmaceutical and medical device products intended for distribution in the United States and internationally are subject to regulation and periodic review by the FDA, international regulatory authorities and European notified bodies for certain of our medical devices. All of our manufacturing facilities are currently approved by the FDA, the relevant notified bodies or other foreign regulatory authorities to manufacture pharmaceuticals and medical devices for distribution in the United States and international markets. For a discussion of the risks relating to manufacturing and the use of third party manufacturers, see Item 1A of Part I of this report, including “Risk Factors - Disruptions in our supply chain or failure to adequately forecast product demand could result in significant delays or lost sales.”

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
Specialty Pharmaceuticals Segment
Eye Care Products
Our eye care pharmaceutical products face extensive competition from Akorn, Inc., Alcon Laboratories, Inc./Novartis AG, Abbott Laboratories, Bausch & Lomb, Inc., a division of Valeant, Genentech/Hoffman La Roche AG, Merck & Co., Pfizer Inc., Regeneron Pharmaceuticals, Inc. and Santen Seiyaku. For our eye care products to be successful, we must be able to manufacture and effectively detail them to a sufficient number of eye care professionals such that they use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma is effective and well tolerated.
We also face intense competition from generic drug manufacturers in the United States and internationally. The first generic of Alphagan® was approved by the FDA in 2003 and Alphagan® P 0.15% also faces generic competition in the United States. A generic form of Elestat® was first approved by the FDA in 2011 and Elestat® now faces generic competition in the United States. A generic form of Zymar® produced by Apotex Inc. was approved by the FDA in 2011, but a generic product has not been launched in the United States. A generic form of Zymaxid® was introduced in the United States in 2013. In some cases, we also compete with generic versions of our competitors’ products. For instance, Lumigan® now competes indirectly with generic versions of Pfizer’s Xalatan® ophthalmic solution. In the future, Restasis® could also face generic competition. In 2013, the FDA published draft guidance that proposes certain approaches for demonstrating bioequivalence in abbreviated new drug applications referring to the new drug application related to Restasis®. In response to the draft guidance, we have submitted a Citizen Petition to the FDA. In January 2014, we received a paragraph 4 Hatch-Waxman Act certification stating that Watson Laboratories, Inc., a division of Actavis plc, had submitted an abbreviated new drug application, or ANDA, to the FDA seeking approval to market a generic version of our Restasis® product. There remains uncertainty as to the status of any ANDA filers with respect to Restasis®. Since the FDA’s draft guidance was published in 2013, we have obtained four additional U.S. patents covering the specific formulation and the method of using our Restasis® product.
In recent years we have received paragraph 4 Hatch-Waxman Act certifications from various generic drug manufacturers, including but not limited to Excela PharmaSci, Inc., Apotex Inc., Barr Laboratories, Inc., Sandoz, Inc., Alcon Research, Ltd., Watson Laboratories, Inc., a division of Actavis plc, Lupin Limited and High-Tech Pharmacal Co., Inc., seeking FDA approval of generic forms of certain of our eye care products, including Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan®, Lumigan® 0.1%, Restasis®, Zymar® and Zymaxid®. We expect to continue to receive paragraph 4 Hatch-Waxman Act certifications from these and other companies challenging the validity of our patents.
Neuromodulators
Botox® was the only neuromodulator approved by the FDA until 2000, when the FDA approved Myobloc® (rimabotulinumtoxinB), a neuromodulator currently marketed by US WorldMeds. In 2009, the FDA approved Dysport® (abobotulinumtoxinA) for the treatment of cervical dystonia and glabellar lines, which is marketed by Ipsen Ltd., or Ipsen, and Valeant Pharmaceuticals International, Inc., or Valeant, which acquired Medicis Pharmaceutical Corporation in 2012. Since the approval of Dysport®, the FDA has required that all botulinum toxins marketed in the United States include a boxed warning regarding the symptoms associated with the spread of botulinum toxin beyond the injection site along with a medication guide which addresses the lack of interchangeability of botulinum toxin products. In 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport® in Germany. In 2007, Ipsen granted Galderma, a joint venture between Nestle and L’Oréal Group, an exclusive development and marketing license for Dysport® for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In 2009, the health authorities of 15 European Union countries approved Dysport® for glabellar lines under the trade name Azzalure®. In 2011, Ipsen and Syntaxin engaged in a research collaboration agreement to develop native and engineered formats of botulinum neurotoxin. In 2012, Ipsen and Galderma broadened its existing relationship with Galderma related to Dysport® by renewing the sole distribution partnership in Brazil and Argentina, forming a new partnership in Australia and entering into a co-promotion agreement in South Korea. In 2013, Ipsen announced that Health Canada has granted a marketing authorization for Dysport® for the temporary improvement in the appearance of moderate to severe gabellar lines in adult patients younger than

65 years of age; Medicis Aesthetics Canada, a division of Valeant, will market Dysport® for aesthetic use Canada. In 2013, Ipsen acquired Syntaxin and announced an intention to develop and market a Dysport® Next Generation product indicated for glabellar lines and cervical dystonia. In 2013, Galderma has also announced an intention to develop an advanced formulation of botulinum toxin for use as a proprietary muscle relaxant in territories where Galderma does not have access to Azzalure®or Dysport®, such as North America.
In addition, Merz’s botulinum toxin product Xeomin® is currently approved for therapeutic indications in most countries in the European Union as well as Canada and certain countries in Latin America and Asia. Xeomin® was approved by the FDA in 2010 for cervical dystonia and blepharospasm in adults previously treated with Botox®. In 2009, Merz received approval of Bocouture® (rebranded from Xeomin®) for glabellar lines in Germany. In 2010, Bocouture® was approved in significant markets within the European Union. Xeomin® is also approved for glabellar lines in Argentina and Mexico. In 2011, Xeomin® was approved for glabellar lines in the United States and Korea. In 2012, the U.S. District Court, after conducting a full trial, ruled that Merz Pharmaceuticals and Merz Aesthetics violated California’s Uniform Trade Secrets Act and issued an injunction against them for misappropriating our trade secrets. The injunction prohibited Merz from, among other things, selling or soliciting purchases of Xeomin® in the facial aesthetics market until January 9, 2013. The injunction, as subsequently amended, also prohibited Merz from selling or soliciting purchases, to certain customers, of its dermal fillers or Xeomin® in the therapeutic market until November 1, 2012. After the expiration of the applicable injunctive orders, Merz began selling and soliciting purchases of dermal fillers and Xeomin® in the facial aesthetics and therapeutics markets, as applicable. In 2012, Merz announced a partnership with Pierre Fabre related to the marketing of Glytone® whereby Merz acquired certain hyaluronic acid injectables used to reduce wrinkles.
Mentor Worldwide LLC, a division of Johnson & Johnson, or Mentor, is conducting clinical trials for a competing neuromodulator for glabellar lines in the United States and Johnson & Johnson has communicated that Mentor will file its Biologics License Application, or BLA, with the FDA, but has not yet filed such BLA. In 2013, Valeant entered into a five-year collaboration agreement with Mentor, resulting in a combined U.S. physician loyalty program that allows physicians to earn program rewards by purchasing products across the applicable combined product offerings.
Revance Therapeutics, Inc., or Revance, is currently in a Phase III clinical development program for a topically applied botulinum toxin type A (BoNTA) for the treatment of crow’s feet lines in the United States. Revance has also indicated that they plan to initiate an additional Phase III clinical trial for this indication in Europe by early 2015.
In addition, we are aware of additional competing neuromodulators currently being developed and commercialized in Asia, South America and other markets. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in 2006. The company, Medytox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®. Neuronox® is marketed in Hong Kong, India, Thailand and other Asian markets. Meditoxin® is approved in several South American and African countries under various trade names. In 2013, Medytox received Korean regulatory approval for their liquid product Innotox® for the treatment of glabellar lines. In 2013, Daewoong Pharmaceutical Co., or Daewoong, received Korean regulatory approval for their Nabota™ botulinum toxin A product. Daewoong also entered into a license agreement with Evolus, Inc. to develop and market its botulinum toxin A product in the United States and Europe. Another Korean company, Hugel Inc., markets Botulax for aesthetic use in Korea. A Chinese entity, Lanzhou Biological Institute, received approval to market a botulinum toxin in China in 1997 under the trade name HengLi, and has launched its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America under several trade names. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medicines Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While these products are unlikely to meet stringent U.S. regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than we can.
Skin Care and Other Products
Our skin care products, including Aczone®, Tazorac®, Latisse® and the family of SkinMedica® products, including Vivité®, focus on the acne, psoriasis, physician-dispensed skin care and eyelash growth markets, particularly in the United States and Canada, and compete with many other skin care products from companies, including Galderma, Stiefel Laboratories, Inc., a division of GlaxoSmithKline, Novartis AG, Obagi Medical Products, Inc., a division of Valeant, L’Oréal Group and Valeant Pharmaceuticals International, many of which have greater resources than us. We also compete with mass retail products that are designed to treat skin care issues similar to those for which our products are indicated. For example, Aczone® faces competition from several generic and over-the-counter products, which provide lower-priced options for the treatment of acne.
Our products for the treatment of OAB, Sanctura® and Sanctura XR®, compete with several other OAB treatment products, many of which have been on the market for a longer period of time, including Pfizer Inc.’s Detrol®, Detrol® LA and Toviaz®, Actavis Inc.’s Oxytrol® and Gelnique®, Warner Chilcott PLC’s Enablex® and Astellas Pharma US, Inc.’s Vesicare® and Myrbetriq®

products and certain generic OAB products. We also face competition from generic urologic drug manufacturers in the United States and internationally. Sanctura® and Sanctura XR® face generic competition in the United States.
Medical Devices Segment
Breast Aesthetics
We compete in the U.S. breast implant market with Mentor and Sientra, Inc., or Sientra, a partner of Silimed. The conditions under which Mentor and Sientra are allowed to market silicone breast implants and tissue expanders in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor’s or Sientra’s breast products to ours or perceive that Mentor’s or Sientra’s breast products are safer than ours, our sales of breast products could materially suffer. Internationally, we compete with several manufacturers, including Mentor, Silimed, Eurosilicone, Nagor, Polytech and several Chinese implant manufacturers.
Facial Aesthetics
Our facial products compete in the dermatology and plastic surgery markets with other hyaluronic acid fillers, as well as polymer/bioceramic-based injectables. Our fillers compete indirectly with substantially different procedures, such as laser treatments, face lifts, chemical peels, fat injections and botulinum toxin-based products. In addition, several companies are engaged in research and development activities examining the use of collagen, hyaluronic acids and other biomaterials for the correction of soft tissue defects. In the United States, our dermal filler products, including Juvéderm Voluma™ XC, Juvéderm® Ultra and Ultra Plus, compete with Valeant’s products Restylane® and Perlane®, which were approved by the FDA in 2004 and in 2007, respectively. In 2010, the FDA approved our Juvéderm® Ultra XC and Ultra Plus XC products containing lidocaine as well as new formulations of Restylane® and Perlane® also containing lidocaine and Restylane® without lidocaine for lips. In 2013, the FDA approved our Juvéderm Voluma™ XC product.
Additional competitors in the filler category include Radiesse®, a calcium hydroxylapatite from Merz, which received FDA approval in 2006, Sculptra® from Valeant, and Belotero Balance® from Merz, which received FDA approval in 2011. Internationally, we compete with Q-Med’s range of Restylane® and Perlane® products, as well as other products from Anteis, Filoraga, Teoxane, Valeant and a large number of other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers.
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
We must submit a New Drug Application, or NDA, for a new drug and a Biologics License Application, or BLA, for a biologic to the FDA, and the NDA or BLA must be reviewed and approved by the FDA before the drug or biologic may be legally marketed in the United States. To satisfy the criteria for approval, a NDA or BLA must demonstrate the safety and efficacy of the product based on results of preclinical studies and the three phases of clinical trials. Both NDAs and BLAs must also contain extensive manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facilities at which the drug or biologic is produced to assess compliance with the FDA’s cGMPs prior to commercialization. Satisfaction of

FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product, and we cannot be certain that any approvals for our products will be granted on a timely basis, or at all.
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
We are also subject to various laws and regulations regarding laboratory practices, the housing, care and experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and the U.S. Department of Justice have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay our operations, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.
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
In response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. These actions include new guidance to industry on when clinical data should be included in a premarket submission, pre-submission interactions with the FDA, the process for appeals of device approval decisions, and the “de novo” classification process for novel low-risk devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of FDASIA, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-approval. We cannot predict the impact that these regulatory actions and the FDA’s forthcoming guidance will have on the clearance of any new or modified medical device products that are currently pending FDA review or that we may develop in the future.
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
In approving a PMA application or clearing a 510(k) premarket notification, the FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, a manufacturer may be required to follow certain patient groups for a number of years and to make periodic reports to the FDA regarding the clinical status of those patients. In addition, once a device is approved or cleared, the manufacture and distribution of the device remains subject to continuing regulation by the FDA, including Quality System Regulation requirements, which involve design, testing, control, documentation and other quality assurance procedures during the manufacturing process. Medical device manufacturers and their subcontractors are required to register their establishments and list their manufactured devices with the FDA, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with regulatory requirements. Manufacturers must also report to the FDA if their devices may have caused or contributed to a death or serious injury or malfunctioned in a way that could likely cause or contribute to a death or serious injury, or if the manufacturer conducts a field correction or product recall or removal to reduce a risk to health posed by a device or to remedy a violation of the FFDCA that may present a health risk. Further, the FDA continues to regulate device labeling, and prohibits the promotion of products for unapproved or “off-label” uses along with other labeling restrictions. If a manufacturer or distributor fails to comply with any of these regulatory requirements, or if safety concerns with a device arise, the FDA may take legal or regulatory action, including civil or criminal penalties, suspension, withdrawal or delay in the issuance of approvals, or seizure or recall of products, any one or more of which could have a material adverse effect upon us.
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
Medical devices are also subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Governments may delay reimbursement decisions after a device has been approved by the appropriate regulatory agency, impose rebate obligations or restrict patient access. PPACA also imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. The estimated impact of this medical device excise tax to us was approximately $8.6 million in 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over ten years. This significant increase in the tax burden on the medical device industry could have an adverse impact on our results of operations and our cash flows. Although efforts are currently underway to repeal the tax, we cannot predict whether these efforts will be successful. We expect that current health care reform measures such as PPACA and those that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.
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
The Physician Payment Sunshine Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties. Manufacturers were required to begin data collection on August 1, 2013 and will be required to report such data to CMS by March 31, 2014 and by the 90th day of each subsequent calendar year.

In addition, certain states mandate implementation of compliance programs to ensure compliance with these health care fraud and abuse laws. For example, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with applicable guidelines from the Office of Inspector General, or OIG, and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code. The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others. Similarly, the Advanced Medical Technology Association's Revised Code of Ethics, or the AdvaMed Code, also seeks to ensure that medical device companies and health care professionals have collaborative relationships that meet high ethical standards, that medical decisions are based on the best interests of patients, and that medical device companies and health care professionals comply with applicable laws, regulations and government guidance. To that end, the AdvaMed Code provides guidance regarding how medical device companies may comply with certain aspects of the anti-kickback laws and applicable OIG guidelines by outlining ethical standards for interactions with health care professionals. In addition, certain states have also imposed restrictions on the types of interactions that pharmaceutical and medical device companies or their agents (e.g., sales representatives) may have with health care professionals, including bans or strict limitations on the provision of meals, entertainment, hospitality, travel and lodging expenses, and other financial support, including funding for continuing medical education activities.
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
Our global activities are subject to the U.S. Foreign Corrupt Practices Act, the FCPA, the United Kingdom’s Bribery Act of 2010, the UK Bribery Act, and other countries’ anti-bribery laws that have been enacted in support of the Organization for Economic Cooperation and Development’s Anti-Bribery Convention. These laws generally prohibit companies and their intermediaries from offering, promising, authorizing or providing payments or anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or securing any other improper advantage. The UK Bribery Act also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. Companies have the burden of proving that they have adequate procedures in place to prevent bribery. The enforcement of such laws in the U.S. and elsewhere has increased dramatically in the past few years, and authorities have indicated that the pharmaceutical and medical device industry will be a significant focus for enforcement efforts. Although we have policies and procedures in place to ensure that we, our employees and our agents comply with the FCPA, the UK Bribery Act and related laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA, the UK Bribery Act or related laws for actions taken by our agents, employees and intermediaries with respect to our business. For a discussion of the risks relating to the failure to comply with the FCPA, the UK Bribery Act or related laws, see Item 1A of Part I of this report, including “Risk Factors - We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws.”
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
In the United States, there have been and continue to be a number of legislative initiatives to contain health care coverage and reimbursement by governmental and other payors. For example, in March 2010, the PPACA was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical and medical device industries. The PPACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and medical devices, requires manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D, and promotes programs that increase the federal government’s comparative effectiveness research.
In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
Further, President Obama’s proposed budget for 2014 and certain proposed legislation would require drug manufacturers to pay to the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. These proposals would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries (i.e., those who are eligible for both the Medicare and Medicaid programs). At this time, the extent to which these proposals will affect our business remains unclear, but we expect that health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.
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

Employee Relations
At December 31, 2013, we employed approximately 11,400 persons throughout the world, including approximately 5,500 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally good.
Executive Officers
Our executive officers and their ages as of February 25, 2014 are as follows:

Name	Age	Principal Positions with Allergan
David E.I. Pyott	60	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Douglas S. Ingram	51	President
James F. Barlow	55	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Raymond H. Diradoorian	56	Executive Vice President, Global Technical Operations
Jeffrey L. Edwards	53	Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)
Julian S. Gangolli	56	Corporate Vice President and President, North America
Arnold A. Pinkston	55	Executive Vice President, General Counsel and Assistant Secretary
Scott D. Sherman	48	Executive Vice President, Human Resources
Scott M. Whitcup, M.D.	54	Executive Vice President, Research & Development, Chief Scientific Officer
Officers are appointed by and hold office at the pleasure of the board of directors.
Mr. Pyott has been Allergan’s Chief Executive Officer since January 1998 and in 2001 became the Chairman of the Board. Mr. Pyott also served as Allergan’s President from January 1998 until February 2006, and again from March 2011 until June 2013. Previously, he was head of the Nutrition Division and a member of the executive committee of Novartis AG, a publicly-traded company focused on the research and development of products to protect and improve health and well-being, from 1995 until December 1997. From 1992 to 1995, Mr. Pyott was President and Chief Executive Officer of Sandoz Nutrition Corp., Minneapolis, Minnesota, a predecessor to Novartis, and General Manager of Sandoz Nutrition, Barcelona, Spain, from 1990 to 1992. Prior to that, Mr. Pyott held various positions within the Sandoz Nutrition group from 1980. Mr. Pyott is also a member of the board of directors of Avery Dennison Corporation, a publicly-traded company focused on pressure-sensitive technology and self-adhesive solutions, where he serves as the lead independent director, and Edwards Lifesciences Corporation, a publicly-traded company focused on products and technologies to treat advanced cardiovascular diseases. Mr. Pyott is a member of the Directors’ Board of The Paul Merage School of Business at the University of California, Irvine (UCI). Mr. Pyott serves on the board and Executive Committee of the Biotechnology Industry Organization. Mr. Pyott also serves as a member of the board of the Pan-American Ophthalmological Foundation, President of the International Council of Ophthalmology Foundation and as a member of the Advisory Board for the Foundation of The American Academy of Ophthalmology. Mr. Pyott also serves as a Vice Chairman of the Board of Trustees of Chapman University.
Mr. Ingram was appointed President of Allergan on July 1, 2013. Prior to assuming his current role, Mr. Ingram served as Executive Vice President and President, Europe, Africa and Middle East from August 2010 to June 2013. Prior to that, he served as Executive Vice President, Chief Administrative Officer, and Secretary from October 2006 to July 2010 and led Allergan’s Global Legal Affairs, Compliance, Internal Audit and Internal Controls, Human Resources, Regulatory Affairs and Safety, and Global Corporate Affairs and Public Relations departments. Mr. Ingram also served as General Counsel from January 2001 to June 2009 and as Secretary and Chief Ethics Officer from July 2001 to July 2010. During that time, he served as Executive Vice President from October 2003 to October 2006, as Corporate Vice President from July 2001 to October 2003 and as Senior Vice President from January 2001 to July 2001. Prior to that, Mr. Ingram was Associate General Counsel and Assistant Secretary from 1998 and joined Allergan in 1996 as Senior Attorney and Chief Litigation Counsel. Prior to joining Allergan, Mr. Ingram was an attorney at Gibson, Dunn & Crutcher LLP from 1988 to 1996. Mr. Ingram received his Juris Doctorate from the University of Arizona in 1988, graduating summa cum laude and Order of the Coif.
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
Mr. Pinkston joined Allergan as Executive Vice President, General Counsel and Assistant Secretary in October 2011 with over 25 years of experience managing legal affairs. Prior to joining Allergan, Mr. Pinkston served as the Senior Vice President, General Counsel and Secretary of Beckman Coulter, Inc. from 2005 through the company’s sale to Danaher Corporation in June 2011. While at Beckman Coulter, Mr. Pinkston was responsible for all aspects of the company’s global legal affairs as well as the company’s compliance program, corporate social responsibility program, internal audit department and knowledge resources. Prior to joining Beckman Coulter, Mr. Pinkston held various positions at Eli Lilly and Company from 1999 through 2005, including serving as deputy general counsel responsible for the legal affairs of Lilly USA. Mr. Pinkston served as general counsel of PCS Health Systems from 1994 to 1999 after working for McKesson Corporation and beginning his legal career as an attorney with Orrick, Herrington & Sutcliffe. Mr. Pinkston received a Bachelor’s Degree in Geophysics from Yale College and a Juris Doctor degree from Yale Law School.
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
Dr. Whitcup has been Executive Vice President, Research and Development, and Chief Scientific Officer since April 2009. Prior to that, Dr. Whitcup was Executive Vice President, Research and Development since July 2004. Dr. Whitcup joined Allergan in January 2000 as Vice President, Development, Ophthalmology. In January 2004, Dr. Whitcup became Allergan’s Senior Vice President, Development, Ophthalmology. From 1993 until 2000, Dr. Whitcup served as the Clinical Director of the National Eye Institute at the National Institutes of Health. As Clinical Director, Dr. Whitcup’s leadership was vital in building the clinical research program and promoting new ophthalmic therapeutic discoveries. Dr. Whitcup is a faculty member at the Jules Stein Eye Institute/David Geffen School of Medicine at the University of California, Los Angeles. Dr. Whitcup serves on the board of directors of Questcor Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company and Semnur Pharmaceuticals, a privately-held company.

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
We also expect to face increasing competition from biosimilar products. Recent U.S. healthcare reform legislation included an abbreviated regulatory pathway for the approval of biosimilars. As a result, we anticipate increasing competition from biosimilars in the future. Title VII of the PPACA and the Biologics Price Competition and Innovation Act of 2009, or BPCIA, create a new licensure framework for biosimilar products, and the FDA issued draft guidance in 2012, which could ultimately subject our biologic products, including Botox®, to competition. Previously, there had been no licensure pathway for such a follow-on product. Further, Congress recently authorized user fee programs for both generic drugs and biosimilars in the FDASIA. The availability of industry user fees obtained through these new programs may facilitate biosimilar product development and faster approvals of both generic drugs and biosimilars. In the event our biologic products such as Botox® may become subject to direct competition by a licensed biosimilar, we may rapidly lose a significant portion of our sales of that product.
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
Moreover, any of our product candidates or indications may fail at any stage, potentially after substantial financial and other resources have been invested in their development. Successful product development in the pharmaceutical and medical device industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons. For instance, a product candidate may not be effective in treating a specified condition or illness, a product candidate may have harmful side effects in humans or animals, the necessary regulatory bodies, such as the FDA, may not approve the product candidate for an intended use, a product candidate may not be economical for us to manufacture and commercialize, or certain of our licensors or partners may fail to effectively conduct clinical development or manufacturing activities.
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

The FDA has increased its enforcement activities related to the advertising and promotion of pharmaceutical, biological and medical device products. In particular, the FDA has increased its scrutiny of our compliance with the agency’s regulations and guidance governing direct-to-consumer advertising. The FDA may limit or, with respect to certain products, terminate our dissemination of direct-to-consumer advertisements in the future, which could cause sales of those products to decline. In addition, certain FDA regulations and federal statutes regulate the promotion of our products for unapproved or “off-label” uses, which prohibit communications to physicians regarding the prescription of our pharmaceutical and biologic products, and the use of our medical device products, that are not described in the product’s labeling or differ from those tested by us and approved or cleared by the FDA. It is challenging to strictly comply with the complex regulatory requirements related to “off-label” communications and other promotional activities. If our promotional activities fail to comply with applicable laws, regulations, guidelines or interpretations, we may be subject to enforcement actions by the FDA or other governmental enforcement authorities.
Disruptions in our supply chain or failure to adequately forecast product demand could result in significant delays or lost sales.
The interruption of our manufacturing processes could adversely affect our ability to manufacture or sell many of our products. We manufacture certain products, including Botox®, breast aesthetics and our Juvéderm® dermal filler family of products, at a single facility or a single site. Therefore, a significant disruptive event, including a fire or natural disaster, at certain manufacturing facilities or sites could materially and adversely affect our business and results of operations. In the event of a disruption, we may need to build or locate replacement facilities as well as seek and obtain the necessary regulatory approvals for these facilities. Accordingly, we may experience substantial production delays, and, if our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all.
The loss of a material supplier could also significantly disrupt our business. In some cases, we obtain components or chemicals used in certain of our products from single sources. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s QSR, cGMPs or other applicable laws, obtaining the required regulatory approvals to use alternative suppliers may be a lengthy and uncertain process during which we could lose sales.
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
The Company’s reputation is the foundation of our relationships with physicians, patients and other customers. If we are unable to effectively manage real or perceived issues, which could negatively impact sentiments toward the Company, our business could suffer. Pharmaceuticals and medical devices are perceived to be dangerous products and our customers may have a number of concerns about the safety of our products whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. These concerns may be increased by negative publicity, even if the publicity is inaccurate. For example, consumer groups and certain plaintiffs have alleged that certain uses of Botox®, including off-label uses, have caused patient injuries and death and have further alleged that we failed to adequately warn patients of the risks relating to Botox® use. From time to time reports related to the quality and safety of breast implant devices are published, including reports that have suggested a possible association between anaplastic large cell lymphoma and breast implants, as well as negative reports from regulatory authorities in Europe related to a breast implant manufacturer that is not affiliated with the Company. In addition, government investigations related to the use of our products, but not the efficacy of the products themselves, may cause reputational harm to the Company. Negative publicity-whether accurate or inaccurate-about the efficacy, safety or side effects of our products or product categories, whether involving us or a competitor, could materially reduce market acceptance of our products, cause consumers to seek alternatives to our products, result in product withdrawals and cause our stock price to decline. Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.
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
In addition, legislative and regulatory proposals and enactments to reform healthcare insurance programs could significantly influence the manner in which pharmaceutical products, biologic products and medical devices are prescribed and purchased. For example, in March 2010, the President of the United States signed the PPACA, which substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical and medical device industries. The PPACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and medical devices, requires manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D, and promotes programs that increase the federal government’s comparative effectiveness research.
Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.
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
While we currently expend significant resources to protect against cyber attacks and security breaches, we may need to expend additional significant resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our safeguards. A party that is able to circumvent our security safeguards could, among other things, misappropriate or misuse sensitive or confidential information, user information or other proprietary information, cause significant interruptions in our operations and impair our ability to conduct our business, comply with regulations, and adversely impact our customers during the occurrence of any such incident.
If we market products in a manner that violates healthcare fraud and abuse laws, we may be subject to civil or criminal penalties.
We are subject to various federal and state laws pertaining to healthcare fraud and abuse. The federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical or medical device manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other health care related professions, on the other hand. Based on legislative clarification, a person or entity is not required to have actual knowledge of this statute or specific intent in order to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration could be subject to scrutiny if they do not qualify for an exemption or safe harbor.
The Physician Payment Sunshine Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties. Manufacturers were required to begin data collection on August 1, 2013 and report such data to CMS by March 31, 2014 and by the 90th day of each subsequent calendar year.
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
We remain subject to government investigations and related subpoenas. Such investigations and subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act, or FCA, 31 U.S.C. § 3729 et seq. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. We may currently be subject to investigation for alleged FCA violations pursuant to qui tam actions, which may be under full or partial seal. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of such actions. The costs of responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties (including under the FCA), settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business. For example, in September 2010, we announced that we reached a settlement with the Department of Justice regarding our alleged sales and marketing practices in connection with certain therapeutic uses of Botox®. As part of the settlement, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services. Failure to comply with the terms of the Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws.
We are subject to the FCPA which generally prohibits companies and their intermediaries from making payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the UK Bribery Act, which went into effect in the third quarter of 2011, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and similar laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or related laws for actions taken by our agents, employees and intermediaries with respect to our business. Failure to comply with the FCPA or related laws governing the conduct of business with foreign government entities could disrupt our business and lead to severe criminal and civil penalties, including criminal and civil fines, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products and exclusion from participation in government healthcare programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, any of which could have a material adverse impact on our business, financial condition, results of operations and liquidity. We could also be adversely affected by any allegation that we violated such laws.
Illegal imports and counterfeit products may reduce demand for our products.
The illegal importation of counterfeit products and pharmaceutical and medical device products from countries where government price controls or other market dynamics result in lower prices may adversely affect our sales and profitability in the United States and other countries in which we operate. Foreign imports are illegal under current U.S. law, with the sole exception of limited quantities of prescription drugs imported for personal use. However, the volume of illegal imports continues to rise as the ability of patients and other customers to obtain these lower priced imports has grown significantly. In addition, U.S. policy makers may expand consumers’ ability to import lower priced versions of our products and competing products from Canada, where there are government price controls. Any future legislation or regulations that increase consumer access to lower priced medicines from outside the United States could adversely impact our revenues.
Litigation may harm our business or otherwise distract our management.
Substantial, complex or extended litigation is unpredictable and could cause us to incur large expenditures, affect our ability to market and distribute our products and distract our management. For example, lawsuits by employees, stockholders, customers or competitors could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will be able to resolve disputes on favorable terms. See Item 3 of Part I of this report, “Legal Proceedings,” for information concerning our current litigation.
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

Our pharmaceutical and medical device products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused, improperly prescribed, improperly implanted or subject to faulty surgical technique. For example, the manufacture and sale of breast implant products has been and continues to be the subject of a significant number of product liability claims due to allegations that the medical devices cause disease or result in complications, rare lymphomas and other health conditions due to rupture, deflation or other product failure. In addition to product liability claims, in the event of a breast implant rupture or deflation that requires surgical intervention with respect to our breast implant products sold and implanted, our warranty programs may require us to replace the product. Furthermore, we face a substantial risk of product liability claims from our eye care, neuromodulator, urology, skin care and facial aesthetics products.

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
We have entered into collaborative arrangements with third parties to develop, manufacture and market certain products. We cannot assure you that these collaborations will be successful, lead to additional sales of our products or lead to the creation of additional products. Our dependence on collaborative arrangements with third parties subjects us to a number of risks, including:

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
As part of our business strategy, we may also sell some of our assets. There can be no assurance that any such sale will be completed in a timely manner, on a cost-effective basis, on terms favorable to us, or at all. The sale of assets typically entails numerous potential risks, including:

•	diversion of resources and management’s attention from the operation of the business;

•	loss of key employees following such a transaction;

•	insufficient proceeds to offset transaction related expenses;

•	negative effects on our reported results of operations from disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets; and

•	damage to our existing customer and supplier relationships.
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

We also collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure; however, fluctuations in foreign currency exchange rates, including a currency devaluation in one or more foreign countries, could have a material negative impact on our results of operations and financial condition. We cannot assure you that future exchange rate movements, inflation or other related factors will not have a material adverse impact on our business.

In addition, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include, among other things:

•	reductions in the reimbursement amounts we receive for our products from foreign governments and foreign insurance providers;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	adverse changes in trade protection measures, including tariffs and export license requirements;

•	availability of foreign exchange for imports; and

•
difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as U.S. laws applicable to U.S. companies with foreign operations, such as export laws and the FCPA.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.
We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in our interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending. In that regard, there have been a number of recent proposals, including by Congress and the Treasury as well as various government appointed and outside commissions, that could substantially impact the U.S. taxation of U.S. based multinational corporations such as Allergan. In addition, certain U.S. federal income tax provisions, including a research and development tax credit that provides a tax benefit on certain research and development expenditures, expired at the end of 2013, and it is unclear whether Congress will extend the applicability of such provisions into future years. The permanent loss of the research and development tax credit would adversely affect our effective tax rate and our profitability.

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

Environmental laws also may impose restrictions on the manner in which our products are manufactured or formulated and on how our properties may be used or our business may be operated. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Any costs or expenses relating to environmental matters may not be covered by insurance and, accordingly, may have a material and adverse impact on our business.
Natural disasters and geo-political events could adversely affect our business.
We are a global company with sales and marketing subsidiaries in approximately 40 countries and are present in over 100 countries, as supplemented by distributors. The occurrence of one or more natural disasters, such as earthquakes, tsunamis, hurricanes, floods and tornados, or severe changes in geo-political events, such as wars, civil unrest or terrorist attacks in a country in which we operate or in which our suppliers or distributors are located, could adversely affect our business and financial performance. Such events could result in physical damage to, or the complete loss of, properties or assets that are important to us or to our suppliers or distributors, changes in consumers’ income or purchasing patterns, temporary or long-term disruption in the supply of products to us, or disruption in the distribution of our products. Any such events and their consequences are unpredictable and could disrupt our operations or the operations of our suppliers or distributors and could have a significant and adverse effect on our business and results of operations.
Our stock price is volatile.
Our stock price, like that of our peers in the biotechnology and pharmaceutical industries, is volatile. Our revenues and operating results may fluctuate from period to period for a number of reasons. Events such as a delay in product development or even a relatively small revenue shortfall may cause financial results for a period to be below our expectations or projections. As a result, our revenues and operating results and, in turn, our stock price may be subject to significant fluctuations. Our stock price is also subject to fluctuation based on a variety of external factors unrelated to our revenues or operating results.
Our publicly filed SEC reports may be reviewed by the SEC.
The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. The SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and could result in material liability to us and have a material adverse impact on the market value of our common stock.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our operations are conducted in owned and leased facilities located throughout the world. We believe our present facilities are adequate for our current needs. Our headquarters and primary administrative and research facilities, which we own, are located in Irvine, California. We own and lease additional facilities in California to provide administrative, research and raw material support, manufacturing, warehousing and distribution. We own two facilities in Texas for manufacturing and warehousing. We produce clinical and commercial supplies of biodegradable silk-based scaffolds at a leased facility in Massachusetts, and we conduct operations related to the filling of aerosol canisters in a leased facility in Medford, Massachusetts. In 2012, we opened a new leased research and development facility in Bridgewater, New Jersey and a leased commercial administrative center in Austin, Texas.
Outside of the United States, we own, lease and operate various facilities for manufacturing and warehousing. Those facilities are located in Brazil, Costa Rica, France and Ireland. Other material facilities include leased facilities for administration in Australia, Brazil, Canada, China, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Russia, Singapore, South Africa, Spain and the United Kingdom.

Item 3.    Legal Proceedings
Certain of the legal proceedings in which we are involved are discussed in Note 13, "Commitments and Contingencies," to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are hereby incorporated by reference.

Item 4.     Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table shows the quarterly price range of our common stock and the cash dividends declared per share of common stock during the periods listed.

	2013			2012
Calendar Quarter	Low	High	Div.	Low	High	Div.
First	$92.19	$112.30	$0.05	$84.30	$96.39	$0.05
Second	81.33	116.45	0.05	87.69	97.09	0.05
Third	82.56	93.25	0.05	81.28	95.75	0.05
Fourth	88.34	111.45	0.05	86.51	95.44	0.05
Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.”
The approximate number of stockholders of record of our common stock was 4,420 as of February 14, 2014.
On February 3, 2014, our Board of Directors declared a cash dividend of $0.05 per share, payable March 21, 2014 to stockholders of record on February 28, 2014.
Securities Authorized for Issuance Under Equity Compensation Plans
The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.
Issuer Purchases of Equity Securities
The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2013 to October 31, 2013	819	$93.38	—	8,008,359
November 1, 2013 to November 30, 2013	13,879	90.49	—	8,182,286
December 1, 2013 to December 31, 2013	607	95.05	—	8,452,655
Total	15,305	$90.83	—	N/A
 ——————————

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2013, we held approximately 9.9 million treasury shares under this program. Effective March 2014, our Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 4.5 million shares to be repurchased through June 30, 2014. The plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws. Pursuant to the stock repurchase program, we may also repurchase shares outside of the Rule 10b5-1 plan from time to time in accordance with applicable law. During the fourth fiscal quarter of 2013, the difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs is due to shares of common stock withheld by us to satisfy tax withholding obligations related to vested employee restricted stock awards.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Summary of Operations
Product net sales	$6,197.5	$5,549.3	$5,144.0	$4,819.6	$4,447.6
Other revenues	102.9	97.3	72.0	99.8	56.0
Total revenues	6,300.4	5,646.6	5,216.0	4,919.4	4,503.6
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	795.8	751.2	718.0	722.0	750.9
Selling, general and administrative	2,519.4	2,193.1	2,158.3	2,017.6	1,921.5
Research and development	1,042.3	977.3	871.5	804.6	706.0
Amortization of intangible assets	116.7	90.2	86.1	138.0	146.3
Legal settlement	—	—	—	609.2	—
Impairment of intangible assets and related costs	11.4	22.3	7.6	369.1	—
Restructuring charges (reversal)	5.5	1.5	(0.1)	0.3	50.9
Operating income	1,809.3	1,611.0	1,374.6	258.6	928.0
Non-operating expense	(78.5)	(80.0)	(65.4)	(87.8)	(79.5)
Earnings from continuing operations before income taxes	1,730.8	1,531.0	1,309.2	170.8	848.5
Earnings from continuing operations	1,272.5	1,100.7	949.6	4.9	623.8
(Loss) earnings from discontinued operations	(283.8)	1.8	(11.5)	—	—
Net earnings attributable to noncontrolling interest	3.6	3.7	3.6	4.3	2.5
Net earnings attributable to Allergan, Inc.	$985.1	$1,098.8	$934.5	$0.6	$621.3

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$4.28	$3.64	$3.11	$0.00	$2.05
Discontinued operations	(0.96)	—	(0.04)	—	—
Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$4.20	$3.57	$3.05	$0.00	$2.03
Discontinued operations	(0.94)	0.01	(0.04)	—	—

Cash dividends per share	$0.20	$0.20	$0.20	$0.20	$0.20

Financial Position
Current assets	$5,319.7	$4,934.9	$4,048.3	$3,993.7	$3,106.3
Working capital	4,075.4	3,839.4	3,093.3	2,465.3	2,294.7
Total assets	10,574.3	9,179.3	8,508.6	8,308.1	7,536.6
Long-term debt, excluding current portion	2,098.3	1,512.4	1,515.4	1,534.2	1,491.3
Total stockholders’ equity	6,463.2	5,837.1	5,309.6	4,757.7	4,822.8
On December 2, 2013, we completed the sale of our obesity intervention business and have retrospectively adjusted the information included in the summary of operations for the years ended December 31, 2012 and 2011 and the information included in the financial position as of December 31, 2012 to reflect the obesity intervention business as discontinued operations. Based on an accounting policy election, we did not retrospectively adjust the information included in the summary of operations for the years ended December 31, 2010 and 2009 and the information included in the financial position as of December 31, 2011, 2010 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This financial review presents our operating results for each of the three years in the period ended December 31, 2013, and our financial condition at December 31, 2013. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

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
We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $6.3 million and $4.2 million at December 31, 2013 and 2012, respectively. Provisions for cash discounts deducted from consolidated sales in 2013, 2012 and 2011 were $76.9 million, $69.2 million and $62.5 million, respectively.
We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at December 31, 2013 and 2012 were $84.4 million and $77.9 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. See Note 5, “Composition of Certain Financial Statement Captions” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.” Provisions for sales returns deducted from consolidated sales were $465.0 million, $408.3 million and $399.4 million in 2013, 2012 and 2011, respectively. The increases in the amount of allowances for sales returns at December 31, 2013 compared to December 31, 2012 and the provisions for sales returns in 2013 compared to 2012 are primarily due to increased overall product sales volume and an increase in estimated product sales return rates for our breast aesthetics products, partially offset by a decrease in estimated product sales return rates for our skin care and other products. The increase in the provisions for sales returns in 2012 compared to 2011 are primarily due to increased overall product sales volume and an increase in allowances for sales returns related to our skin care and other products due to the launch of a competitive generic version of Sanctura XR® in the United States in the fourth quarter of 2012, partially offset by a decrease in estimated product sales return rates for our breast aesthetics products. Actual historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
We participate in various U.S. federal and state government rebate programs, the largest of which are Medicaid, Medicare and the U.S. Department of Veterans Affairs. We also have contracts with various managed care and group purchasing organizations that provide for sales rebates and other contractual discounts. In the United States, we also incur chargebacks, which are reimbursements to wholesalers for honoring contracted prices to third parties. Outside of the United States, we incur sales allowances based on contractual provisions and legislative mandates. We also offer rebate and other incentive programs directly to our customers for our aesthetic products and certain therapeutic products, including Botox® Cosmetic, the Juvéderm®

franchise, Latisse®, Natrelle®, Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $279.3 million and $269.6 million at December 31, 2013 and 2012, respectively.
Provisions for sales rebates and other incentive programs deducted from consolidated sales were $1,151.2 million, $933.4 million and $756.4 million in 2013, 2012 and 2011, respectively. The $217.8 million increase in the provisions for sales rebates and other incentive programs in 2013 is due to a $97.6 million increase in provisions for rebates associated with U.S. federal and state government programs, an $18.9 million increase in managed health care rebates and other contractual discounts, a $27.0 million increase in chargebacks, a $24.2 million increase in sales allowances outside of the United States and a $50.1 million increase in provisions for consumer coupons and other customer incentives. The increase in the provisions for sales rebates and other incentive programs in 2013 compared to 2012 is primarily due to increased eye care pharmaceutical sales in the United States and a shift in U.S. patient populations to government reimbursed programs, which typically have higher rebate percentages than other managed care programs. Rebates related to the Medicare Part D coverage gap in the United States increased in 2013 compared to 2012, which we believe was primarily due to an increase in patients covered under employer group waiver plans. In addition, provisions for sales rebates and other incentive programs were negatively impacted by an increase in government rebates in Europe related to austerity measures and increased incentives offered directly to customers in the United States. The increase in the provisions for sales rebates and other incentive programs in 2012 compared to 2011 is primarily due to an increase in activity under previously established rebate and incentive programs, principally related to our eye care pharmaceuticals, Botox® Cosmetic, skin care and other and facial aesthetics products, an increase in the number of incentive programs offered and increased overall product sales volume. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2013 and 2012, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; actual utilization and reimbursement rates under government rebate programs may differ from those estimated; and actual movements of the U.S. Consumer Price Index for All Urban Consumers, or CPI-U, which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated product net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $8.0 million to $9.0 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.
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
Contingent Consideration
Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using our estimated cost of borrowing. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $225.2 million and $224.3 million at December 31, 2013 and 2012, respectively, and was included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.
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
Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 6.25%, 6.75% and 7.25% for 2013, 2012 and 2011, respectively. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 4.36%, 4.80% and 5.70% for 2013, 2012 and 2011, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan's investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2014 pre-tax pension benefit cost by approximately $2.3 million.
The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2013 were 5.05% and 4.19%, respectively, and at December 31, 2012 were 4.23% and 4.55%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2013 were 4.23% and 4.55%, respectively, for 2012, 4.63% and 5.14%, respectively, and for 2011, 5.51% and 5.57%, respectively. We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans' measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S. and non-U.S. pension plans would increase our expected 2014 pre-tax pension benefit costs by approximately $5.3 million and increase our pension plans' projected benefit obligations at December 31, 2013 by approximately $52.7 million.
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
Product Liability Self-Insurance
As of June 1, 2012, we are largely self-insured for future product liability losses related to all of our products. We have historically been and continue to be self-insured for any product liability losses related to our breast implant products. We maintain third party insurance coverage that we believe is adequate to cover potential product liability losses for injuries alleged to have occurred prior to June 1, 2011 related to Botox® and Botox® Cosmetic and prior to June 1, 2012 related to all of our other products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in 2013, 2012 and 2011, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of December 31, 2013 are not expected to have a material effect on our results of operations or liquidity.
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in the United States, California and other foreign jurisdictions and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. In fiscal year 2013, we have recognized a retroactive benefit of $15.1 million for the U.S. R&D tax credit for fiscal year 2012. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $48.9 million and $22.6 million at December 31, 2013 and 2012, respectively. Changes in the valuation allowances are generally recognized in the provision for income taxes as a component of the estimated annual effective tax rate.
We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2013, we had approximately $3,828.0 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these earnings were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.
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
For our specialty pharmaceuticals reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. Upon completion of the October 2013 annual impairment assessment for specialty pharmaceuticals, we determined that no impairment was indicated.
In the first quarter of 2013, we reported our obesity intervention business as a discontinued operation, and accordingly reduced the value of the net assets held for sale to fair value less costs to sell. The net assets held for sale include a portion of the medical devices reporting unit's goodwill allocated to the obesity intervention business based on the relative fair value as of February 1, 2013 of that business unit to the portion of the medical devices reporting unit that we will retain.
During the first quarter of 2013, we tested the remaining goodwill of the medical devices reporting unit for impairment and concluded that no impairment was indicated. We performed our annual evaluation of the medical devices goodwill as of October 1, 2013 and again concluded that no impairment was indicated. For our medical devices reporting unit, we evaluated goodwill for impairment by comparing its carrying value to its estimated fair value. We primarily use the income approach and the market approach that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value.
The estimated fair value of the medical devices reporting unit exceeded its carrying value by 8.3% at October 1, 2013. This represents a decrease of 8.8 percentage points compared to the excess amount at October 1, 2012. The excess amount of estimated fair value over the carrying value of the medical devices reporting unit declined significantly from our prior year’s evaluation due primarily to the relatively low allocation of a portion of the medical devices reporting unit’s goodwill to the obesity intervention unit included in discontinued operations combined with the elimination of future cash flows previously estimated for the obesity intervention unit.
If the medical devices reporting unit does not meet our future profitability and cash flow expectations in 2014 and beyond, there could be a potential future impairment of goodwill for our medical devices reporting unit. The most significant assumptions used in our valuation models to estimate the fair value of the medical devices reporting unit include projected net sales growth and the amount of promotion, selling and marketing expenses required to maintain future projected net sales. As a sensitivity measure, a one percentage point decrease in the net sales growth assumptions combined with a corresponding decrease in related cost of goods sold and promotion, selling and marketing expenses as a fixed percentage of net sales beginning in 2014 and extending through the future valuation period would cause an approximate 4.4 percentage point decrease in the excess amount of estimated fair value over carrying value. Alternatively, a one percentage point increase in the assumed ratio of promotion, selling and marketing expenses to net sales with no change to the estimated net sales growth assumptions over the same period of time would cause an approximate 4.4 percentage point decrease in the excess amount of estimated fair value over carrying value.
As of December 31, 2013, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
We also review intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value.

In the fourth quarter of 2013, we recorded a pre-tax charge of $11.4 million related to the impairment of an intangible asset for distribution rights acquired in connection with our 2011 acquisition of Precision Light, Inc. as a result of our decision to discontinue the sale of products related to those distribution rights.
In the fourth quarter of 2012, we recorded a pre-tax charge of $17.0 million related to the partial impairment of an indefinite-lived in-process research and development asset acquired in connection with our 2011 acquisition of Vicept Therapeutics, Inc., or Vicept. The impairment charge was recognized because the carrying amount of the asset was determined to be in excess of its estimated fair value.
In the third quarter of 2011, we recorded a pre-tax charge of $4.3 million related to the impairment of an in-process research and development asset associated with a tissue reinforcement technology that has not yet achieved regulatory approval acquired in connection with our 2010 acquisition of Serica Technologies, Inc. The impairment charge was recognized because estimates of the anticipated future undiscounted cash flows of the asset were not sufficient to recover its carrying amount.
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
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. At December 31, 2013, we employed approximately 11,400 persons around the world. Our principal geographic markets are the United States, Europe, Latin America and Asia Pacific.

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
The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2013	2012	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,890.3	$2,692.2	$198.1	$216.2	$(18.1)	7.4%	8.0%	(0.6)%
Botox®/Neuromodulator	1,982.2	1,766.3	215.9	233.6	(17.7)	12.2%	13.2%	(1.0)%
Skin Care and Other	466.5	326.1	140.4	140.9	(0.5)	43.1%	43.2%	(0.1)%
Total Specialty Pharmaceuticals	5,339.0	4,784.6	554.4	590.7	(36.3)	11.6%	12.3%	(0.7)%
Medical Devices:
Breast Aesthetics	377.9	377.1	0.8	2.1	(1.3)	0.2%	0.6%	(0.4)%
Facial Aesthetics	477.5	387.6	89.9	93.4	(3.5)	23.2%	24.1%	(0.9)%
Core Medical Devices	855.4	764.7	90.7	95.5	(4.8)	11.9%	12.5%	(0.6)%
Other	3.1	—	3.1	3.1	—	N/A	N/A	N/A
Total Medical Devices	858.5	764.7	93.8	98.6	(4.8)	12.3%	12.9%	(0.6)%

Total product net sales	$6,197.5	$5,549.3	$648.2	$689.3	$(41.1)	11.7%	12.4%	(0.7)%

Domestic product net sales	62.0%	60.9%
International product net sales	38.0%	39.1%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$474.1	$453.2	$20.9	$24.1	$(3.2)	4.6%	5.3%	(0.7)%
Lumigan® Franchise	625.3	622.6	2.7	1.7	1.0	0.4%	0.3%	0.1%
Total Glaucoma Products	1,108.5	1,085.8	22.7	25.3	(2.6)	2.1%	2.3%	(0.2)%
Restasis®	940.0	792.0	148.0	150.3	(2.3)	18.7%	19.0%	(0.3)%
Latisse®	100.0	97.3	2.7	3.1	(0.4)	2.7%	3.2%	(0.5)%

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2012	2011	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,692.2	$2,520.2	$172.0	$244.2	$(72.2)	6.8%	9.7%	(2.9)%
Botox®/Neuromodulator	1,766.3	1,594.9	171.4	202.1	(30.7)	10.7%	12.7%	(2.0)%
Skin Care and Other	326.1	316.9	9.2	9.7	(0.5)	2.9%	3.1%	(0.2)%
Total Specialty Pharmaceuticals	4,784.6	4,432.0	352.6	456.0	(103.4)	8.0%	10.3%	(2.3)%
Medical Devices:
Breast Aesthetics	377.1	349.3	27.8	36.8	(9.0)	8.0%	10.5%	(2.5)%
Facial Aesthetics	387.6	362.7	24.9	35.8	(10.9)	6.9%	9.9%	(3.0)%
Total Medical Devices	764.7	712.0	52.7	72.6	(19.9)	7.4%	10.2%	(2.8)%

Total product net sales	$5,549.3	$5,144.0	$405.3	$528.6	$(123.3)	7.9%	10.3%	(2.4)%

Domestic product net sales	60.9%	60.0%
International product net sales	39.1%	40.0%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$453.2	$419.4	$33.8	$44.4	$(10.6)	8.1%	10.6%	(2.5)%
Lumigan® Franchise	622.6	612.7	9.9	29.8	(19.9)	1.6%	4.9%	(3.3)%
Total Glaucoma Products	1,085.8	1,042.9	42.9	74.1	(31.2)	4.1%	7.1%	(3.0)%
Restasis®	792.0	697.1	94.9	97.1	(2.2)	13.6%	13.9%	(0.3)%
Latisse®	97.3	93.6	3.7	4.2	(0.5)	4.0%	4.5%	(0.5)%
 ——————————

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar. Total glaucoma products include the Alphagan® and Lumigan® franchises.
Product Net Sales
Product net sales increased by $648.2 million in 2013 compared to 2012 due to an increase of $554.4 million in our specialty pharmaceuticals product net sales, an increase of $90.7 million in our core medical devices product net sales, and $3.1 million of sales made pursuant to transition services agreements with Apollo Endosurgery, Inc. related to the disposition of our obesity intervention business unit. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care and other product lines. The increase in core medical devices product net sales reflects an increase in product net sales of our facial aesthetics product line and a small increase in sales of breast aesthetics products.
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

Certain of our products face generic competition. In 2011, a generic version of our older-generation topical allergy medication Elestat® was launched in the United States. In 2011, the U.S. patent for Tazorac®cream, indicated for psoriasis and acne, expired. The U.S. patents for Tazorac® gel expire in June 2014. The U.S. Food and Drug Administration, or FDA, has posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene cream, separately for both psoriasis and acne. We believe that this will require generic manufacturers to conduct a trial, at risk, for both indications. In 2012, a competitive generic version of Sanctura XR® was launched in the United States. Additionally, a generic version of Zymaxid®, our fluoroquinolone indicated for the treatment of bacterial conjunctivitis, was launched in the United States in October 2013. Our products also compete with generic versions of some branded pharmaceutical products sold by our competitors.
In June 2013, the FDA published draft guidance that proposes certain approaches for demonstrating bioequivalence in abbreviated new drug applications referring to the new drug application related to Restasis®. In response to the draft guidance, we have submitted a Citizen Petition to the FDA. In January 2014, we received a paragraph 4 Hatch-Waxman Act certification stating that Watson Laboratories, Inc., a division of Actavis plc, had submitted an abbreviated new drug application, or ANDA, to the FDA seeking approval to market a generic version of our Restasis® product. There remains uncertainty as to the status of any ANDA filers with respect to Restasis®. Since the FDA’s draft guidance was published in 2013, we have obtained four additional U.S. patents covering the specific formulation and the method of using our Restasis® product.
Although generic competition in the United States negatively affected our aggregate product net sales in 2013, the impact was not material. We do not currently believe that our aggregate product net sales will be materially impacted in 2014 by generic competition, but we could experience a rapid and significant decline in net sales of certain products if we are unable to successfully maintain or defend our patents and patent applications relating to such products. For a more complete discussion of the risks relating to generic competition and patent protection, see Item 1A of Part I of this report, “Risk Factors - We may be unable to obtain and maintain adequate protection for our intellectual property rights.”
Eye care pharmaceuticals product net sales increased in 2013 compared to 2012 in all of our principal geographic markets. The overall increase in total sales in dollars of our eye care pharmaceutical products is primarily due to an increase in sales of Restasis®, an increase in sales of our glaucoma drug Lumigan® 0.01%, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of Lastacaft®, our topical allergy medication for the treatment and prevention of itching associated with allergic conjunctivitis, an increase in sales of our glaucoma products Combigan®, Alphagan® P 0.1% and Alphagan® P 0.15%, and an increase of $19.3 million in sales of our artificial tears products, primarily consisting of Refresh® and Optive™ lubricant eye drops, partially offset by a decrease in sales of our older-generation glaucoma drug Lumigan® 0.03% and our fluoroquinolone product Zymaxid®. Due to the strong acceptance of Lumigan® 0.1% in the U.S. market, we ceased manufacturing Lumigan® 0.3% for the U.S. market in the fourth quarter of 2012.
We increased prices on certain eye care pharmaceutical products in the United States in 2013. Effective January 5, 2013, we increased the published U.S. list price for Restasis®, Lastacaft® and Zymaxid® by five percent, Combigan® and Alphagan® P 0.1% by seven percent, Lumigan® 0.1% and Alphagan® P 0.15% by eight percent, and Acular®, Acular LS® and Acuvail® by eighteen percent. Effective May 18, 2013, we increased the published U.S. list price for Restasis®, Alphagan® P 0.1%, Alphagan® P 0.15% and Lastacaft® by an additional five percent and Zymaxid®, Acular®, Acular LS® and Acuvail® by an additional six percent. Effective November 23, 2013, we increased the published U.S. list price for Acular LS® by an additional ten percent. These price increases had a positive net effect on our U.S. sales in 2013 compared to 2012, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.
Total sales of Botox® increased in 2013 compared to 2012 due to strong growth in sales for both therapeutic and cosmetic uses. Sales of Botox® for therapeutic use increased in all of our principal geographic markets, primarily due to strong growth in sales for the prophylactic treatment of chronic migraine and an increase in sales for the treatment of urinary incontinence. Sales of Botox® for cosmetic use increased in the United States, Latin America, Europe and Asia, partially offset by a decline in sales in Canada due primarily to the introduction of competitive products in that market. Based on internal information and assumptions, we estimate in 2013 that Botox® therapeutic sales accounted for approximately 54% of total consolidated Botox® sales and increased by approximately 17% compared to 2012. In 2013, Botox® Cosmetic sales accounted for approximately 46% of total consolidated Botox® sales and increased by approximately 8% compared to 2012. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 76% in the third quarter of 2013, the last quarter for which market data is available.
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
Skin care and other product net sales increased in 2013 compared to 2012 primarily due to an increase of $47.5 million in sales of Aczone®, our topical dapsone treatment for acne vulgaris, new product sales of $81.7 million from a variety of physician-dispensed aesthetic skin care products acquired in our recent acquisition of SkinMedica, an increase of $29.9 million in sales of our topical tazarotene products Tazorac®, Zorac® and Avage®, and a $2.7 million increase in sales of Latisse®, our treatment for inadequate or insufficient eyelashes, partially offset by a decrease of $19.9 million in sales of our Sanctura® franchise products for the treatment of overactive bladder, or OAB, due to a decline in unit volume related to the launch of competitive generic versions of Sanctura XR® in the United States since October 2012. The increases in sales of Aczone® and our topical tazarotene products Tazorac®, Zorac® and Avage® are primarily attributable to an increase in sales volume and an increase in the U.S. list price for these products of five percent that was effective May 18, 2013. The increase in sales of Latisse® is primarily attributable to an increase in product sales volume and an increase in the U.S. wholesale list price of between six to nine percent, depending on product size, that was effective March 16, 2013.
We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceuticals products at an amount less than eight weeks of our net sales. At December 31, 2013, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased slightly in 2013 compared to 2012 due to increases in sales in the United States and Asia, partially offset by a decrease in sales in Latin America and, to a lesser degree, Europe. The increase in sales of breast aesthetics products in the United States was primarily due to a beneficial change in implant product mix to higher priced round and shaped silicone gel products and higher tissue expander unit volume from lower priced saline products, partially offset by a small decline in implant unit volume. The increase in sales in Asia benefited from strong growth in Japan and China. The overall decrease in sales of breast aesthetics products in Latin America was primarily due to lower unit volume shipped to distributors in Mexico and Colombia where we plan to begin direct selling operations for breast aesthetics products in 2014. In Europe, sales of breast aesthetics products declined slightly in 2013 compared to 2012 due primarily to extraordinarily high sales in 2012 following a regulatory action by the French Government to shut down a manufacturer using industrial grade silicone in their breast implants. Many of the resultant revision surgeries occurred with our implants. Sales of tissue expanders increased $8.8 million and total sales of silicone gel and saline breast implants and accessories decreased $8.0 million in 2013 compared to 2012.
Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in 2013 compared to 2012 due to strong growth in all of our principal geographic markets. The increase in sales of facial aesthetics products in the United States was due primarily to an overall increase in unit volume due to an expansion of the dermal filler market, an increase in market share and an increase in the U.S. list price for Juvéderm® products of three percent that was effective March 4, 2013. In December 2013, we launched Juvéderm® Voluma™ XC, our dermal filler indicated for temporary correction of age-related volume loss in the mid-face, in the United States. The increase in sales of facial aesthetics products in Europe, Latin America and Asia Pacific was due primarily to recent launches of Juvéderm® Voluma™, Juvéderm® Volift™ and Juvéderm® Volbella™ in those markets.
Foreign currency changes decreased product net sales by $41.1 million in 2013 compared to 2012, primarily due to the weakening of the Brazilian real, Canadian dollar, Australian dollar, Turkish lira and Indian rupee compared to the U.S. dollar, partially offset by the strengthening of the euro compared to the U.S. dollar.
U.S. product net sales as a percentage of total product net sales increased by 1.1 percentage points to 62.0% in 2013 compared to U.S. sales of 60.9% in 2012, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox® product line, skin care and other products, which are highly concentrated in the United States, and breast aesthetics product line.
Product net sales increased by $405.3 million in 2012 compared to 2011 due to an increase of $352.6 million in our specialty pharmaceuticals product net sales and an increase of $52.7 million in our medical devices product net sales. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care and other product lines. The increase in medical devices product net sales reflects an increase in product net sales of our breast aesthetics and facial aesthetics product lines.

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
Skin care and other product net sales increased in 2012 compared to 2011 primarily due to an increase in sales of Aczone®, our topical dapsone treatment for acne vulgaris, an increase in sales of Tazorac®, Zorac® and Avage®, our topical tazarotene products and an increase in sales of Latisse®, our treatment for inadequate or insufficient eyelashes, partially offset by lower sales of our Sanctura® franchise products for the treatment of OAB, which were negatively impacted by a decrease in promotional activity and the launch of a competitive generic version of Sanctura XR® in the United States in October 2012. Effective January 7, 2012, we increased the published U.S. list price for Aczone®, Tazorac® and Avage® by five percent. Effective May 12, 2012, we increased the published U.S. list price for Aczone® by an additional three percent. Effective January 7, 2012, we increased the published U.S. list price for Sanctura XR® by nine percent and Sanctura® by ten percent. Effective May 12, 2012, we increased the published U.S. list price for Sanctura XR® by an additional fifteen percent.
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
Foreign currency changes decreased product net sales by $123.3 million in 2012 compared to 2011, primarily due to the weakening of the euro, Brazilian real, Mexican peso, Canadian dollar, Turkish lira and Indian rupee compared to the U.S. dollar.
U.S. product net sales as a percentage of total product net sales increased by 0.9 percentage points to 60.9% in 2012 compared to U.S. sales of 60.0% in 2011, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox® product line, an increase in sales of our skin care and other products, which are highly concentrated in the United States, and the negative overall translation impact on international sales due to a general weakening of foreign currencies compared to the U.S. dollar in markets where we sold products in 2012 compared to 2011, partially offset by higher sales growth, when measured at constant currency, in international markets compared to the U.S. market for our facial aesthetics, breast aesthetics and eye care pharmaceuticals product lines.
Other Revenues
Other revenues increased $5.6 million to $102.9 million in 2013 compared to $97.3 million in 2012. The increase in other revenues is primarily due to an increase in royalty income, partially offset by a decline in substantive milestone event revenue. No substantive milestone event revenue was recorded in 2013. In 2012, other revenues included the achievement of substantive milestones related to the approval of Aiphagan® ophthalmic solution 0.1%, or Aiphagan®, in Japan and the achievement of two sales milestones related to sales of Lumigan® in Japan. The increase in royalty income in 2013 compared to 2012 is primarily due to an increase in sales of Aiphagan® in Japan under a license agreement with Senju Pharmaceutical Co., Ltd., or Senju, an increase in sales of brimonidine products in the United States under a license agreement with Alcon, Inc., or Alcon, and an increase in sales of Botox® for therapeutic use in Japan and China under a licensing agreement with GlaxoSmithKline, partially offset by a decrease in royalties from sales of Lumigan® in Japan under a license agreement with Senju, which were negatively impacted by the Japanese yen exchange rates in effect during 2013 compared to 2012.
Other revenues increased $25.3 million to $97.3 million in 2012 compared to $72.0 million in 2011, primarily due to an increase in royalty income and the achievement of substantive milestone events in 2012 under certain license agreements. Royalty income increased due to an increase in sales of Lumigan® and new product sales of Aiphagan® in Japan under a license agreement with Senju, and an increase in sales of Botox® for therapeutic use in Japan and China under a licensing agreement with GlaxoSmithKline, partially offset by a decline in royalty income from sales of brimonidine products by Alcon in the United States under a licensing agreement. Other revenues in 2012 include the achievement of substantive milestones related to the approval of Aiphagan® in Japan and the achievement of two sales milestones related to sales of Lumigan® in Japan.

Income and Expenses
The following table sets forth the relationship to product net sales of various items in our consolidated statements of earnings:

	Year Ended December 31,
	2013	2012	2011
Product net sales	100.0%	100.0%	100.0%
Other revenues	1.7	1.7	1.4
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	12.8	13.5	14.0
Selling, general and administrative	40.7	39.5	42.0
Research and development	16.8	17.6	16.9
Amortization of intangible assets	1.9	1.6	1.7
Impairment of intangible assets and related costs	0.2	0.4	0.1
Restructuring charges	0.1	0.1	—
Operating income	29.2	29.0	26.7
Non-operating expense	(1.3)	(1.4)	(1.2)
Earnings from continuing operations before income taxes	27.9%	27.6%	25.5%

Earnings from continuing operations	20.5%	19.8%	18.5%
Cost of Sales
Cost of sales increased $44.6 million, or 5.9%, in 2013 to $795.8 million, or 12.8% of product net sales, compared to $751.2 million, or 13.5% of product net sales in 2012. Cost of sales in 2013 includes $8.9 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of SkinMedica. Cost of sales in 2012 includes $0.3 million for the purchase accounting fair market value inventory adjustment rollout related to the purchase of our distributor's business in Russia. Excluding the effect of the charges described above, cost of sales increased $36.0 million, or 4.8%, to $786.9 million, or 12.7% of product net sales in 2013 compared to $750.9 million, or 13.5% of product net sales, in 2012. This increase in cost of sales primarily resulted from the 11.7% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to lower royalty expenses, lower provisions for inventory reserves, and beneficial changes in standard costs, geographic mix and product mix.
Cost of sales increased $33.2 million, or 4.6%, in 2012 to $751.2 million, or 13.5% of product net sales, compared to $718.0 million, or 14.0% of product net sales in 2011. This increase in cost of sales primarily resulted from the 7.9% increase in total product net sales and an increase in provisions for inventory reserves, partially offset by a decrease in cost of sales as a percentage of product net sales primarily related to a positive change in product mix, lower royalty expenses, and volume-based manufacturing efficiencies related to our eye care, skin care and facial aesthetics product lines. Specialty pharmaceutical products, which generally have a lower cost of sales as a percentage of product net sales than our medical device products, increased as a percentage of our total product net sales in 2012 compared to 2011.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses increased $326.3 million, or 14.9%, to $2,519.4 million, or 40.7% of product net sales, in 2013 compared to $2,193.1 million, or 39.5% of product net sales, in 2012. SG&A expenses in 2013 include $20.6 million of transaction and integration costs related to business combinations and license agreements, a $70.7 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations, expenses of $1.7 million related to the realignment of various business functions and expenses of $3.1 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses. SG&A expenses in 2012 include aggregate expenses of $9.7 million for external costs of stockholder derivative litigation and other legal costs associated the 2010 global settlement with the DOJ discussed above and other legal contingency expenses, a $5.4 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations, and $1.5 million of transaction and integration costs related to our acquisition of SkinMedica. Excluding the effect of the items described above, SG&A expenses increased $246.8 million, or 11.3%, to $2,423.3 million, or 39.1% of product net sales, in 2013 compared to $2,176.5 million, or 39.2% of product net sales in 2012. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling expenses, promotion expenses, and general and administrative expenses. The increase in selling expenses in 2013 compared to 2012 principally relates to increased personnel and related incentive compensation costs that support the 11.7% increase in product net sales, including the acquisition of the SkinMedica sales force and other sales force expansions in the United States, Europe and Asia. The increase in promotion expenses is primarily due to an increase in direct-to-consumer advertising in the United States for Aczone®, Botox® for the treatment of chronic migraine and Restasis®. The increase in general and administrative expenses primarily relates to higher personnel and related incentive compensation costs, the new medical device excise tax in the United States, an increase in bad debt expense and higher facilities, human resources, information services and finance support costs, partially offset by a decrease in legal expenses, losses from the disposal of fixed assets and a reduction in the estimated expense for our share of the annual non-deductible fee on entities that sell branded prescription drugs to specified government programs in the United States.
Under the provisions of the PPACA, companies that sell branded prescription drugs or biologics to specified government programs in the United States are subject to an annual non-deductible fee based on the company's relative market share of branded prescription drugs or biologics sold to the specified government programs. We recorded SG&A expenses of approximately $24 million and $27 million related to the non-deductible fee in 2013 and 2012, respectively. Also under the provisions of the PPACA, we are required to pay a tax deductible excise tax of 2.3% on the sale of certain medical devices beginning January 1, 2013. We recorded SG&A expenses of approximately $8.6 million related to the medical device excise tax in 2013.
SG&A expenses increased $34.8 million, or 1.6%, to $2,193.1 million, or 39.5% of product net sales, in 2012 compared to $2,158.3 million, or 42.0% of product net sales, in 2011. SG&A expenses in 2012 include aggregate expenses of $9.7 million for external costs of stockholder derivative litigation and other legal costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, a $5.4 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations, and $1.5 million of transaction and integration costs related to our acquisition of SkinMedica. SG&A expenses in 2011 include an upfront payment of $60.0 million and a regulatory milestone payment of $20.0 million related to the Levadex® collaboration and co-promotion agreement with MAP Pharmaceuticals, Inc., or MAP, $3.4 million of stockholder derivative litigation costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®, $2.0 million of costs associated with tax audit settlements for prior years' filings, and $11.9 million in charges related to the change in fair value of contingent consideration liabilities associated with business combinations. Excluding the effect of the items described above, SG&A expenses increased $115.5 million, or 5.6%, to $2,176.5 million, or 39.2% of product net sales, in 2012 compared to $2,061.0 million, or 40.1% of product net sales in 2011. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling, marketing and general and administrative expenses, partially offset by a reduction in promotion expenses. The increase in selling and marketing expenses in 2012 compared to 2011 principally relates to increased personnel and related incentive compensation costs that support the 7.9% increase in product net sales, and additional costs supporting the expansion of our sales forces, including those in our direct operations in emerging markets and a new, dedicated U.S. Botox® sales team for neuro-rehabilitation covering cervical dystonia and upper limb spasticity. The increase in general and administrative expenses is primarily due to increased compliance costs, an increase in compensation costs, including an increase in regional management costs related to the expansion of our direct selling operations in emerging markets, and an increase in legal expenses and general insurance costs, partially offset by a decrease in bad debt expenses. The decrease in promotion expenses is primarily due to an overall net reduction in promotion programs, including a decrease in direct-to-consumer advertising for Latisse®, partially offset by an increase in direct-to-consumer advertising for Botox® for the treatment of chronic migraine and Restasis® in the United States. The decrease in SG&A expenses as a percentage of product net sales, excluding the items described above, in 2012 compared to 2011 is primarily due to the lower 5.6% increase in SG&A expenses relative to the higher 7.9% increase in product net sales during the same period.
We recorded SG&A expenses of approximately $27 million and $23 million in 2012 and 2011, respectively, related to the annual non-deductible fee imposed by the PPACA on companies that sell branded prescription drugs or biologics to specified government programs in the United States.
Research and Development
We believe that our future medium- and long-term revenue and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of December 31, 2013, we have the following significant R&D projects in late-stage development:

•	Latisse® (U.S. - Phase III) for brow

•	Levadex® (U.S. - Filed / Resubmitted in response to FDA Complete Response Letter) for migraine

•	Ozurdex® (U.S. and Europe - Filed) for diabetic macular edema

•	Restasis® (Europe - Phase III) for ocular surface disease

•	Ser-120 (U.S. - Phase III) for nocturia (in collaboration with Serenity)

•	Botox® (U.S. - Phase III) for juvenile cerebral palsy

•	Aczone® X (U.S. - Phase III) for acne vulgaris
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
In March 2013, we completed the acquisition of MAP (previously, our collaboration partner for Levadex®). In April 2013, we announced that we received a Complete Response Letter, or CRL, from the FDA related to the Levadex® filing that noted concerns with the third-party canister filling unit manufacturer, Exemplar Pharma, LLC, or Exemplar. In April 2013, in order to secure our supply chain, we acquired Exemplar for approximately $16.1 million. In the fourth quarter of 2013, we resubmitted the New Drug Application for Levadex® with the FDA, which intended to address the concerns identified in the CRL, and we anticipate approval in the second quarter of 2014.
In October 2013, we announced that VISTABEL® received a positive opinion from the Agence Nationale de Sécurité du Médicament et des Produits de Santé for the temporary improvement in the appearance of moderate to severe lateral canthal lines (crow’s feet lines) seen at maximum smile, either alone or when treated at the same time as glabellar (or frown) lines seen at maximum frown in adult patients. We have secured national licenses in nineteen countries of the European Union as well as Norway and Iceland.
In addition to the significant R&D projects in late stage development described above, in May 2013, we provided an update on certain important Phase II projects — namely, the development of therapeutic DARPin® products and bimatoprost for scalp hair growth. Regarding development efforts of therapeutic DARPin® products, we have completed analysis of data from the randomized controlled Phase II trial comparing two doses of the anti-VEGF DARPin® and Lucentis® (ranibizumab), which suggest some product differentiation between DARPin® and Lucentis® but do not support directly moving to Phase III. During the fourth quarter of 2013, we completed enrollment of an additional Phase II study to more completely assess safety and efficacy and to guide the Phase III study design. In this Phase II study, patients are randomized to one of two doses of the anti-VEGF DARPin® or ranibizumab. This study employs the conventional use of three loading doses and a fixed dosing schedule to eliminate existing retinal fluid and then assesses the duration of this treatment effect. Regarding bimatoprost for scalp hair growth, the results of the Phase II trial in male and female hair loss indicated that the formulation was well tolerated but did not provide sufficient efficacy to proceed directly to Phase III. We began enrolling patients in the third quarter of 2013 in the first of two additional planned Phase II studies that include trials using a substantially higher concentration of bimatoprost.
For management purposes, we accumulate direct costs for R&D projects, but do not allocate all indirect project costs, such as R&D administration, infrastructure and regulatory affairs costs, to specific R&D projects. Additionally, R&D expense includes upfront payments to license or purchase in-process R&D assets that have not achieved regulatory approval. Our overall R&D expenses are not materially concentrated in any specific project or stage of development. The following table sets forth direct costs for our late-stage projects (which include candidates in Phase III clinical trials) and other R&D projects, upfront payments to license or purchase in-process R&D assets and all other R&D expenses for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
Direct costs for:
Late-stage projects	$246.4	$181.4	$197.1
Other R&D projects	677.9	628.8	522.6
Upfront payments to license or purchase in-process R&D assets	6.5	62.5	45.0
Other R&D expenses	111.5	104.6	106.8
Total	$1,042.3	$977.3	$871.5

R&D expenses increased $65.0 million, or 6.7%, to $1,042.3 million in 2013, or 16.8% of product net sales, compared to $977.3 million, or 17.6% of product net sales in 2012. R&D expenses in 2013 include $6.5 million for an upfront payment associated with the in-licensing of a technology for the treatment of ocular disease that has not yet achieved regulatory approval. R&D expenses in 2012 include an aggregate charge of $62.5 million for upfront payments associated with two agreements for the in-licensing of technologies for the treatment of serious ophthalmic diseases, including age-related macular degeneration, from Molecular Partners AG that have not yet achieved regulatory approval. Excluding the effect of the charges described above, R&D expenses increased by $121.0 million, or 13.2%, to $1,035.8 million in 2013, or 16.7% of product net sales, compared to $914.8 million, or 16.5% of product net sales, in 2012. The increase in R&D expenses in dollars, excluding these charges, and as a percentage of product net sales, was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, including the DARPin® development programs, the development of technology for the treatment of rosacea acquired in the Vicept acquisition, increased spending on Botox® for the treatment of movement disorders, including juvenile cerebral palsy, increased spending on potential new treatment applications for Latisse®, an increase in spending on the next generation of our Aczone® product for acne, an increase in costs associated with our collaboration with Serenity Pharmaceuticals, LLC, or Serenity, related to Ser-120 for the treatment of nocturia, increased spending on the development of tissue reinforcement technonology acquired in the Serica Technologies, Inc. acquisition, new expenses for the development of Levadex® for the acute treatment of migraine acquired in the MAP acquisition, and an increase in spending on development of dermal filler products using our proprietary Vycross™ technology, partially offset by a decrease in expenses associated with our restructured collaboration with Spectrum related to the development of apaziquone, a decrease in spending on Botox® for the treatment of crow's feet and a decrease in expenses for new technology discovery programs.
R&D expenses increased $105.8 million, or 12.1%, to $977.3 million in 2012, or 17.6% of product net sales, compared to $871.5 million, or 16.9% of product net sales in 2011. R&D expenses in 2012 include an aggregate charge of $62.5 million for upfront payments associated with two agreements for the in-licensing of technologies for the treatment of serious ophthalmic diseases, including age-related macular degeneration, from Molecular Partners AG that have not yet achieved regulatory approval. R&D expenses in 2011 included a charge of $45.0 million for an upfront payment for the in-licensing of technology for the treatment of retinal diseases from Molecular Partners AG that has not yet achieved regulatory approval. Excluding the effect of the charges described above, R&D expenses increased by $88.3 million, or 10.7%, to $914.8 million in 2012, or 16.5% of product net sales, compared to $826.5 million, or 16.1% of product net sales, in 2011. The increase in R&D expenses in dollars, excluding these charges, and as a percentage of product net sales, was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, the development of technology for the treatment of rosacea acquired in the Vicept acquisition, the development of tissue reinforcement technology acquired in the Serica acquisition, an increase in costs associated with our collaboration with Serenity related to Ser-120 for the treatment of nocturia, increased spending on Botox® for the treatment of movement disorders, including juvenile cerebral palsy, increased spending on potential new treatment applications for Latisse® and increased spending on hyaluronic-acid based dermal filler products, partially offset by a decrease in expenses associated with our collaboration with Spectrum related to the development of apaziquone for the treatment of non-muscle invasive bladder cancer, a decrease in expenses related to Botox® for the treatment of OAB and crow's feet lines and a small decrease in expenses for new technology discovery programs.
Amortization of Intangible Assets
Amortization of intangible assets increased $26.5 million to $116.7 million in 2013, or 1.9% of product net sales, compared to $90.2 million, or 1.6% of product net sales in 2012. The increase in amortization expense is primarily due to an increase in the balance of intangible assets subject to amortization, including intangible assets that we acquired in connection with our March 2013 acquisition of MAP and our December 2012 acquisition of SkinMedica, partially offset by a decline in amortization expense associated with certain licensing assets that became fully amortized at the end of the first quarter of 2013, intangible assets associated with Sanctura XR®, which became fully amortized at the end of 2012, and the impairment of an intangible asset for distribution rights acquired in connection with our 2011 acquisition of Precision Light, Inc. in the fourth quarter of 2013.
Amortization of intangible assets increased $4.1 million to $90.2 million in 2012, or 1.6% of product net sales, compared to $86.1 million, or 1.7% of product net sales in 2011. The increase in amortization expense is primarily due to an increase in the balance of intangible assets subject to amortization, including intangible assets that we acquired in connection with our August 2011 acquisition of Precision Light, Inc. and our February 2012 purchase of our distributor’s business related to our products in Russia, and the accelerated amortization of intangible assets associated with Sanctura XR®, partially offset by a decline in amortization expenses associated with developed technology acquired in connection with our 2007 acquisition of Groupe Cornéal Laboratoires, some of which became fully amortized at the end of 2011 and trademarks acquired in connection with our 2006 acquisition of Inamed Corporation, which became fully amortized at the end of the first quarter of 2011.

Impairment of Intangible Assets and Related Costs
In the fourth quarter of 2013, we recorded a pre-tax charge of $11.4 million related to the impairment of an intangible asset for distribution rights acquired in connection with our 2011 acquisition of Precision Light, Inc. as a result of our decision to discontinue the sale of products related to those distribution rights.
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
Restructuring Charges and Integration Costs
In connection with our March 2013 acquisition of MAP, our April 2013 acquisition of Exemplar and our December 2012 acquisition of SkinMedica, we initiated restructuring activities to integrate the operations of the acquired businesses with our operations and to capture synergies through the centralization of certain research and development, manufacturing, general and administrative and commercial functions. In 2013, we recorded $4.5 million of restructuring charges, primarily consisting of employee severance and other one-time termination benefits for approximately 111 people.
Included in 2013 and 2012 are $1.0 million and $0.7 million, respectively, of restructuring charges for employee severance and other one-time termination benefits related to the realignment of various business functions. Included in 2012 and 2011 are $0.8 million of restructuring charges and a $0.1 million restructuring charge reversal, respectively, related to restructuring activities initiated in prior years.
Included in 2013 are $0.1 million of cost of sales and $20.6 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. The SG&A expenses primarily consist of investment banking and legal fees. Included in 2012 are $0.1 million of cost of sales and $2.3 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in 2011 are $2.6 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements.
In addition, we incurred $1.7 million of SG&A expenses and $1.1 million of R&D expenses related to the realignment of various business functions in 2013 and $1.5 million of SG&A expenses and $0.3 million of R&D expenses in 2012, respectively. The SG&A and R&D expenses related to the realignment of various business functions primarily consist of one-time termination benefits earned based on specified retention periods and losses on the disposal of fixed assets.
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
For 2013, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $452.9 million, aggregate charges of $3.1 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $70.7 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $8.9 million associated with the acquisition of SkinMedica, integration and transaction costs of $20.6 million associated with the purchase of various businesses and collaboration agreements, expenses of $2.8 million related to the realignment of various business functions, an upfront licensing fee of $6.5 million for technology that has not achieved regulatory approval and related transaction costs of $0.1 million and other net indirect costs of $29.0 million.
For 2012, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $424.1 million, upfront licensing fees of $62.5 million paid to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.3 million, aggregate charges of $9.7 million for stockholder derivative and tax litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $5.4 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $0.3 million associated with the purchase of our distributor's business related to our products in Russia, integration and transaction costs of $2.1 million associated with the purchase of various businesses, expenses related to the 2012 restructuring and realignment initiatives of $1.8 million and other net indirect costs of $19.1 million.
For 2011, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $384.8 million, an upfront payment of $60.0 million and subsequent milestone payment of $20.0 million paid to MAP for the FDA acceptance of a New Drug Application filing for technology that has not achieved regulatory approval and related transaction costs of $0.6 million, an upfront licensing fee of $45.0 million to Molecular Partners AG for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, stockholder derivative litigation costs of $3.4 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, charges of $11.9 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $0.4 million associated with the purchase of our distributor's business related to our products in South Africa, integration and transaction costs of $1.9 million associated with the purchase of various businesses, costs associated with tax audit settlements for prior years' filings of $2.0 million and other net indirect costs of $26.6 million.
The following table presents operating income for each reportable segment for the years ended December 31, 2013, 2012 and 2011 and a reconciliation of our segments’ operating income to consolidated operating income:

	2013	2012	2011
	(in millions)
Operating income:
Specialty pharmaceuticals	$2,282.0	$1,997.7	$1,763.3
Medical devices	246.2	229.1	238.1
Total segments	2,528.2	2,226.8	2,001.4
General and administrative expenses, other indirect costs and other adjustments	594.6	525.3	556.7
Amortization of intangible assets (a)	107.4	66.7	62.6
Impairment of intangible assets and related costs	11.4	22.3	7.6
Restructuring charges (reversal)	5.5	1.5	(0.1)
Total operating income	$1,809.3	$1,611.0	$1,374.6
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Our consolidated operating income in 2013 was $1,809.3 million, or 29.2% of product net sales, compared to consolidated operating income of $1,611.0 million, or 29.0% of product net sales in 2012. The $198.3 million increase in consolidated operating income was due to a $648.2 million increase in product net sales, a $5.6 million increase in other revenues and a $10.9 million decrease in the impairment of intangible assets and related costs, partially offset by a $44.6 million increase in cost of sales, a $326.3 million increase in SG&A expenses, a $65.0 million increase in R&D expenses, a $26.5 million increase in amortization of intangible assets and a $4.0 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in 2013 was $2,282.0 million, compared to operating income of $1,997.7 million in 2012. The $284.3 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales across all product lines, partially offset by an increase in selling, promotion and R&D expenses.

Our medical devices segment operating income in 2013 was $246.2 million, compared to operating income of $229.1 million in 2012. The $17.1 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our facial aesthetics product line, partially offset by an increase in selling, promotion and marketing expenses and an increase in R&D expenses.
Our consolidated operating income in 2012 was $1,611.0 million, or 29.0% of product net sales, compared to consolidated operating income of $1,374.6 million, or 26.7% of product net sales in 2011. The $236.4 million increase in consolidated operating income was due to a $405.3 million increase in product net sales and a $25.3 million increase in other revenues, partially offset by a $33.2 million increase in cost of sales, a $34.8 million increase in SG&A expenses, a $105.8 million increase in R&D expenses, a $4.1 million increase in amortization of intangible assets, a $14.7 million increase in the impairment of intangible assets and related costs and a $1.6 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in 2012 was $1,997.7 million, compared to operating income of $1,763.3 million in 2011. The $234.4 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales across all product lines and a reduction in total promotion expenses, partially offset by an increase in selling and marketing expenses and an increase in R&D expenses.
Our medical devices segment operating income in 2012 was $229.1 million, compared to operating income of $238.1 million in 2011. The $9.0 million decrease in our medical devices segment operating income was due primarily to an increase in overall promotion, selling and marketing expenses and an increase in R&D expenses, partially offset by an increase in product net sales of our breast aesthetics and facial aesthetics product lines.
Non-Operating Income and Expenses
Total net non-operating expense in 2013 was $78.5 million compared to $80.0 million in 2012. Interest income increased $0.1 million to $6.8 million in 2013 compared to $6.7 million in 2012. Interest expense increased $11.4 million to $75.0 million in 2013 compared to $63.6 million in 2012. Interest expense increased primarily due to the issuance in March 2013 of our 1.35% Senior Notes due 2018, or 2018 Notes, and our 2.80% Senior Notes due 2023, or 2023 Notes, and an increase in accrued statutory interest resulting from a change in estimate related to uncertain tax positions. Other, net expense was $10.3 million in 2013, consisting primarily of $7.4 million in net losses on foreign currency derivative instruments and other foreign currency transactions and a loss of $3.7 million related to the impairment of a non-marketable third party equity investment, partially offset by a gain of $0.7 million on the sale of a third party equity investment. Other, net expense was $23.1 million in 2012, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions.
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
Income Taxes
Our effective tax rate in 2013 was 26.5% compared to the effective tax rate of 28.1% in 2012. Included in our earnings before income taxes for 2013 are charges related to changes in the fair value of contingent consideration associated with certain business combination agreements of $70.7 million, the fair market value inventory adjustment rollout related to the acquisition of SkinMedica of $8.9 million, external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses of $3.1 million, transaction and integration costs associated with business combinations and license agreements of $20.6 million, a loss of $3.7 million related to the impairment of a non-marketable third party equity investment and restructuring charges of $5.5 million. In 2013 we recorded no income tax benefit related to the changes in the fair value of contingent consideration liabilities, $3.3 million of income tax benefits related to the fair market value inventory adjustment rollout related to the acquisition of SkinMedica, no income tax benefits related to external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, $4.8 million of income tax benefits related to transaction and integration costs associated with business combinations and license agreements, $1.3 million of income tax benefits related to the impairment of a non-marketable third party equity investment and $1.7 million of income tax benefits related to the restructuring charges. In 2013, we also recorded an income tax benefit of $15.1 million for the retroactive benefit of the U.S.

federal research and development tax credit for the 2012 fiscal year that was signed into law on January 2, 2013. Excluding the impact of the aggregate pre-tax charges of $112.5 million and the income tax benefits of $26.2 million for the items discussed above, our adjusted effective tax rate for 2013 was 26.3%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.
The calculation of our adjusted effective tax rate for 2013 is summarized below:

(in millions)
Earnings from continuing operations before income taxes, as reported	$1,730.8
Changes in the fair value of contingent consideration liabilities related to business combinations	70.7
Fair market value inventory adjustment rollout related to the acquisition of SkinMedica	8.9
External costs for stockholder derivative litigation and other legal contingency expenses	3.1
Transaction and integration costs associated with business combinations and license agreements	20.6
Impairment of a non-marketable third party equity investment	3.7
Restructuring charges	5.5
$1,843.3

Provision for income taxes, as reported	$458.3
Income tax benefit for:
Changes in the fair value of contingent consideration liabilities related to business combinations	—
Fair market value inventory adjustment rollout related to the acquisition of SkinMedica	3.3
External costs for stockholder derivative litigation and legal contingency expenses	—
Transaction and integration costs associated with business combinations and license agreements	4.8
Impairment of a non-marketable third party equity investment	1.3
Restructuring charges	1.7
2012 retroactive U.S. federal research and development tax credit	15.1
$484.5
Adjusted effective tax rate	26.3%
Our effective tax rate in 2012 was 28.1% compared to the effective tax rate of 27.5% in 2011. Included in our earnings before income taxes for 2012 are charges related to changes in the fair value of contingent consideration associated with certain business combination agreements of $5.4 million, upfront payments of $62.5 million associated with two agreements for the in-licensing of technologies from Molecular Partners AG, the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia of $0.9 million, external costs of stockholder derivative litigation and other legal costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses of $9.7 million, $0.9 million of interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings, restructuring charges of $1.5 million and impairment of intangible assets and related costs of $22.3 million. In 2012 we recorded no income tax benefits related to the changes in the fair value of contingent consideration liabilities, $15.7 million of income tax benefits related to the upfront payments associated with the two agreements for the in-licensing of technologies from Molecular Partners AG, $0.1 million of income tax benefits related to the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia, $1.3 million of income tax benefits related to external costs of stockholder derivative litigation and other legal costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, income tax benefits of $0.3 million related to interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings, $0.6 million of income tax benefits related to the restructuring charges and $8.2 million of income tax benefits related to the impairment of intangible assets and related costs. In 2012 we also recorded an income tax provision of $7.7 million for changes in estimated taxes related to uncertain tax positions included in prior year filings. Excluding the impact of the pretax charges of $103.2 million and the net income tax benefits of $18.5 million for the items discussed above, our adjusted effective tax rate for 2012 was 27.5%.

The calculation of our adjusted effective tax rate for 2012 is summarized below:

2012
(in millions)
Earnings from continuing operations before income taxes, as reported	$1,531.0
Changes in the fair value of contingent consideration liabilities related to business combinations	5.4
Upfront payments associated with two agreements for the in-licensing of technologies from Molecular Partners AG	62.5
Fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia	0.9
External costs for stockholder derivative litigation and other legal contingency expenses	9.7
Interest expense associated with changes in estimated taxes related to uncertain tax positions in prior year filings	0.9
Restructuring charges	1.5
Impairment of intangible assets and related costs	22.3
$1,634.2

Provision for income taxes, as reported	$430.3
Income tax benefit (provision) for:
Changes in the fair value of contingent consideration liabilities related to business combinations	—
Upfront payments associated with two agreements for the in-licensing of technologies from Molecular Partners AG	15.7
Fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia	0.1
External costs for stockholder derivative litigation and other legal contingency expenses	1.3
Interest expense associated with changes in estimated taxes related to uncertain tax positions in prior year filings	0.3
Restructuring charges	0.6
Impairment of intangible assets and related costs	8.2
Changes in estimated taxes related to uncertain tax positions in prior year filings	(7.7)
$448.8
Adjusted effective tax rate	27.5%
Our effective tax rate in 2011 was 27.5%. Included in our earnings before income taxes for 2011 are a $60.0 million upfront payment and a $20.0 million regulatory milestone payment related to a collaboration and co-promotion agreement with MAP, a $45.0 million upfront payment related to a collaboration and license agreement with Molecular Partners AG, intangible asset impairment charges of $4.3 million and a restructuring charge reversal of $0.1 million. In 2011, we recorded income tax benefits of $22.2 million and $7.4 million, respectively, associated with the upfront payment and regulatory milestone payment related to the collaboration and co-promotion agreement with MAP and income tax benefits of $4.6 million associated with the upfront payment related to the collaboration and license agreement with Molecular Partners AG. In 2011, we did not record any tax benefits related to the intangible asset impairment charges and recorded $0.1 million of income tax expense related to the restructuring charge reversal. Excluding the impact of the net pre-tax charges of $129.2 million and the net income tax benefits of $34.1 million for the items discussed above, our adjusted effective tax rate for 2011 was 27.4%.

The calculation of our adjusted effective tax rate for 2011 is summarized below:

2011
(in millions)
Earnings from continuing operations before income taxes, as reported	$1,309.2
Upfront payment for a collaboration and co-promotion agreement with MAP	60.0
Regulatory milestone payment for a collaboration and co-promotion agreement with MAP	20.0
Upfront payment for a collaboration and license agreement with Molecular Partners AG	45.0
Impairment of intangible assets	4.3
Restructuring charge reversal	(0.1)
$1,438.4

Provision for income taxes, as reported	$359.6
Income tax benefit (provision) for:
Upfront payment for a collaboration and co-promotion agreement with MAP	22.2
Regulatory milestone payment for a collaboration and co-promotion agreement with MAP	7.4
Upfront payment for a collaboration and license agreement with Molecular Partners AG	4.6
Restructuring charge reversal	(0.1)
$393.7
Adjusted effective tax rate	27.4%
The decrease in the adjusted effective tax rate to 26.3% in 2013 compared to the adjusted effective tax rate in 2012 of 27.5% is primarily attributable to the beneficial impact of the U.S. federal research and development tax credit, which is included in our annual effective tax rate for 2013, but was not available in 2012, and other small changes in certain tax positions related to prior periods.
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
Earnings from Continuing Operations
Our earnings from continuing operations in 2013 were $1,272.5 million compared to earnings from continuing operations of $1,100.7 million in 2012. The $171.8 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $198.3 million and the decrease in net non-operating expense of $1.5 million, partially offset by the increase in the provision for income taxes of $28.0 million.
Our earnings from continuing operations in 2012 were $1,100.7 million compared to earnings from continuing operations of $949.6 million in 2011. The $151.1 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $236.4 million, partially offset by the increase in net non-operating expense of $14.6 million and the increase in the provision for income taxes of $70.7 million.
Net Earnings Attributable to Noncontrolling Interest
Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $3.6 million in 2013, $3.7 million in 2012 and $3.6 million in 2011.
In November 2013, we purchased a noncontrolling interest in a subsidiary from a minority shareholder for $18.0 million. We accounted for the purchase as an equity transaction.
Discontinued Operations
On February 1, 2013, we formally committed to pursue a sale of our obesity intervention business unit, including the assets related to the Lap-Band® gastric band system and the Orbera™ intra-gastric balloon system. On December 2, 2013, we completed the sale of the obesity intervention business to Apollo Endosurgery, Inc., or Apollo, for cash consideration of $75.0 million, subject to certain adjustments, and certain additional consideration, including a minority equity interest in Apollo with an estimated fair value of $15.0 million and contingent consideration of up to $20.0 million to be paid upon the achievement of certain regulatory and sales milestones.
At the closing date, the cash consideration was reduced by the amount of inventories held outside of the United States of $7.6 million and net trade accounts receivable and payable of $19.4 million, which we retained pursuant to the sale and transition services agreements with Apollo. The remaining balance of retained inventories at December 31, 2013 is included in continuing operations and will be sold to Apollo pursuant to the transition services agreements. We expect to realize the value of these retained assets in the normal course of business within one year from the closing date.
As a result of the sale of the obesity intervention business unit, we have reported the financial results from that business unit as discontinued operations in the consolidated statements of earnings for the year ended December 31, 2013 and the remaining assets related to that business unit as assets of discontinued operations in the consolidated balance sheet as of December 31, 2013. Additionally, we have retrospectively revised the consolidated statements of earnings for the years ended December 31, 2012 and 2011 and the consolidated balance sheet as of December 31, 2012 to reflect the financial results from the obesity intervention business unit and the related assets and liabilities as discontinued operations.
In 2013, we also reported a pre-tax loss of $408.2 million ($297.9 million after tax) on the disposal of the obesity intervention business unit net assets. The pre-tax loss includes transaction costs of approximately $2.6 million, consisting primarily of investment banking fees. The net assets of the obesity intervention unit included a portion of our medical devices reporting unit's goodwill allocated to the obesity intervention business based on the relative fair value as of February 1, 2013 of that business unit to the portion of the medical devices reporting unit that we will retain. During 2013, we tested the remaining goodwill of the medical devices reporting unit for impairment and concluded that no impairment was indicated.
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
The following table summarizes the results of discontinued operations:

	2013	2012	2011
	(in millions)
Product net sales	$114.4	$159.5	$203.1

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	20.2	24.3	30.7
Selling, general and administrative	57.9	75.3	88.3
Research and development	5.0	12.3	31.3
Amortization of intangible assets	10.3	41.1	41.5
Impairment of intangible assets	—	—	16.1
Restructuring charges	—	4.2	4.7

Earnings (loss) from discontinued operations before income taxes	21.0	2.3	(9.5)
Provision for income taxes	(6.9)	(0.5)	(2.0)
Earnings (loss) from discontinued operations, net of income taxes	$14.1	$1.8	$(11.5)

Loss on sale of discontinued operations before income taxes	$(408.2)	$—	$—
Income tax benefit on sale of discontinued operations	110.3	—	—
Loss on sale of discontinued operations, net of income taxes	$(297.9)	$—	$—

Discontinued operations	$(283.8)	$1.8	$(11.5)

The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2013 and 2012 related to our obesity intervention business unit:

	As of December 31,
	2013	2012
	(in millions)
Assets:
Trade receivables, net	$9.0	$25.2
Inventories	—	10.6
Property, plant and equipment, net	—	1.4
Goodwill	—	105.7
Intangibles, net	—	369.0
Other assets	—	0.7
Total assets of discontinued operations	$9.0	$512.6

Liabilities:
Accounts payable	$—	$0.9
Accrued expenses	—	4.1
Other liabilities	—	0.3
Total liabilities of discontinued operations	$—	$5.3
In connection with the sale of the obesity intervention business, we also entered into certain transitional service agreements designed to facilitate the orderly transfer of business operations to Apollo. These agreements primarily relate to administrative services in the United States and distribution services outside of the United States, all of which are generally to be provided for a period of up to 12 months. We will also manufacture and supply products to Apollo for a transitional period not to exceed 24 months in order to allow Apollo adequate time to obtain regulatory approval for licenses and manufacturing facilities. The continuing cash flows from these agreements are not significant. Net sales made pursuant to the manufacturing and distribution agreements are recorded as product net sales in the consolidated statements of earnings and are reflected as other medical devices product net sales.

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
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $1,695.4 million in 2013 compared to $1,599.9 million in 2012 and $1,081.9 million in 2011. Cash flow from operating activities increased in 2013 compared to 2012 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in other current assets, accrued expenses and income taxes, partially offset by an increase in cash used to fund changes in trade receivables, inventories, other non-current assets and other liabilities. In September 2012, we terminated the $300.0 million notional amount interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. In 2013, we made upfront payments of $6.5 million compared to $62.5 million in 2012 for various licensing and collaboration agreements, which were included in our net earnings for the respective periods. We paid pension contributions of $42.3 million in 2013 compared to $47.1 million in 2012.
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
Net cash used in investing activities was $1,375.3 million in 2013 compared to net cash used in investing activities of $589.3 million in 2012 and net cash provided by investing activities of $340.8 million in 2011. In 2013, we received $683.2 million from the maturities of short-term investments and $42.7 million from the sale of the obesity intervention business. In 2013, we purchased $1,025.6 million of short-term investments and paid $889.7 million, net of cash acquired, for the acquisitions of MAP and Exemplar, and $2.4 million for purchase price adjustments related to prior acquisitions. Additionally, we invested $171.9 million in new facilities and equipment and $11.8 million in capitalized software. We currently expect to invest between approximately $200 million and $250 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2014.
In 2012, we received $784.6 million from the maturities of short-term investments and $1.8 million from the sale of property, plant and equipment. In 2012, we purchased $865.2 million of short-term investments, paid $349.2 million, net of cash acquired, for the acquisition of SkinMedica, and the purchase of our distributor’s business related to our products in Russia and paid $4.1 million for trademarks and developed technology intangible assets. Additionally, we invested $143.3 million in new facilities and equipment and $13.9 million in capitalized software.
In 2011, we received $1,140.3 million from the maturities of short-term investments and $3.1 million from the sale of equity investments and property, plant and equipment. In 2011, we purchased $571.1 million of short-term investments and paid $101.4 million, net of cash acquired, for the acquisitions of Vicept Therapeutics, Inc., Alacer Biomedical, Inc. and Precision Light, Inc. and the purchase of our distributor's business related to our products in South Africa. Additionally, we invested $118.6 million in new facilities and equipment and $11.2 million in capitalized software.
Net cash provided by financing activities was $28.2 million in 2013 compared to net cash used in financing activities of $717.5 million in 2012 and net cash used in financing activities of $1,002.3 million in 2011. On March 12, 2013, we issued concurrently in a registered offering $250.0 million in aggregate principal amount of our 2018 Notes and $350.0 million in aggregate principal amount of our 2023 Notes, and received total proceeds of $598.5 million, net of original discounts. Additionally, in 2013, we received $6.8 million in net borrowings of notes payable, $179.3 million from the sale of stock to employees and $37.7 million in excess tax benefits from share-based compensation. These amounts were partially reduced by the repurchase of approximately 6.1 million shares of our common stock for $650.7 million, a cash payment of $4.8 million for offering fees related to the issuance of the 2018 Notes and the 2023 Notes, $59.4 million in dividends paid to stockholders, payments of contingent consideration of $61.2 million and the purchase of a noncontrolling interest in a subsidiary from a minority shareholder of $18.0 million.
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
Effective February 3, 2014, our Board of Directors declared a cash dividend of $0.05 per share, payable March 21, 2014 to stockholders of record on February 28, 2014.
We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2013, we held approximately 9.9 million treasury shares under this program. Effective March 2014, our Rule 10b5-1 plan authorizes our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The terms of the plan set forth a maximum limit of 4.5 million shares to be repurchased through June 30, 2014. The plan is cancellable at any time in our sole discretion and in accordance with applicable insider trading laws. Pursuant to the stock repurchase program, we may also repurchase shares outside of the Rule 10b5-1 plan from time to time in accordance with applicable law.
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
At December 31, 2013, we had a committed long-term credit facility, a commercial paper program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $800.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at December 31, 2013. At December 31, 2013, we had no borrowings under our committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $55.6 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.
On September 25, 2013, we announced that we had entered into a license agreement with Medytox, Inc., or Medytox, contingent on obtaining certain government approvals. In January 2014, we closed the transaction. Under the terms of the agreement, we made an upfront payment to Medytox of $65.0 million in January 2014 and Medytox granted us exclusive rights, worldwide outside of Korea with co-exclusive rights in Japan, to develop and, if approved, commercialize certain neurotoxin product candidates currently in development, including a potential liquid-injectable product. The upfront payment of $65.0 million will be recorded as R&D expense in the first quarter of 2014 because the technology has not yet achieved regulatory approval. The terms of the agreement also include potential future development milestone payments of up to $116.5 million and potential future sales milestone payments of up to $180.5 million, as well as potential future royalty payments.
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
At December 31, 2013, we had net pension and postretirement benefit obligations totaling $237.5 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2014, we expect to pay pension contributions of between $30.0 million and $40.0 million for our U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for our other postretirement plan.
Generic versions of Elestat® and Sanctura XR® were launched in the United States in 2011 and 2012, respectively, and a generic version of Zymaxid® was launched in the United States in October 2013. In addition, our products compete with generic versions of some branded pharmaceutical products sold by our competitors. We do not believe that our liquidity will be materially impacted in 2014 by generic competition.
As of December 31, 2013, $2,418.9 million of our existing cash and equivalents and short-term investments are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2013, we had approximately $3,828.0 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.
We sell products to public and semi-public hospitals in Italy and Spain, which are wholly or partially funded by their respective sovereign governments. The following table provides information related to trade receivables outstanding as of December 31, 2013 from product net sales in Italy and Spain:

	Italy	Spain
	(in millions)
Trade receivables from public and semi-public hospitals primarily funded by the sovereign government	$20.0	$22.6
Trade receivables from other customers	7.1	11.6
Total trade receivables	$27.1	$34.2

Amount of trade receivables that is past due	$13.8	$19.5
Allowance for doubtful accounts	$5.8	$3.3
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
As of December 31, 2013, we have no significant trade accounts receivable from customers in Greece or Portugal that are primarily funded by their respective sovereign governments.
As of December 31, 2013, we had trade receivables from a single commercial distributor in Venezuela of approximately $57.8 million, which are subject to currency exchange controls administered by the Commission for the Administration of Currency Exchange, or CADIVI, a Venezuelan government body. The payment of our trade receivables is required to be approved through CADIVI’s administration of monthly allocations of foreign currency provided by the Central Bank of Venezuela. Our trade receivables are subject to future potential currency devaluation actions that could be taken by the Venezuelan government, which have occurred several times in the past. The agreement with our distributor contains certain terms that partially limit our exposure to devaluation risk, but because of the unpredictable economic stability in Venezuela, our trade receivables in Venezuela may become subject to a material devaluation.
We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents and short-term investments, will provide us with sufficient resources to meet our current expected obligations, working capital requirements, debt service and other cash needs over the next year.
Inflation
Although at reduced levels in recent years and at the end of 2013, inflation continues to apply upward pressure on the cost of goods and services that we use. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.

Foreign Currency Fluctuations
Approximately 38.0% of our product net sales in 2013 were derived from operations outside the United States, and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as we deem appropriate. The net impact of foreign currency fluctuations on our sales was a decrease of $41.1 million and $123.3 million in 2013 and 2012, respectively. The 2013 sales decrease included $20.1 million related to the Brazilian real, $9.5 million related to the Australian dollar, $7.5 million related to the Canadian dollar, $5.0 million related to the Turkish lira, $4.4 million related to the Indian rupee, $2.3 million related to the U.K. pound and $7.8 million related to other currencies, partially offset by an increase of $15.5 million related to the euro. The 2012 sales decrease included $62.3 million related to the euro, $32.3 million related to the Brazilian real, $6.4 million related to the Indian rupee, $5.0 million related to the Turkish lira, $3.4 million related to the Mexican peso, $2.9 million related to the Canadian dollar, $2.0 million related to the U.K. pound and $9.0 million related to other currencies. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for a description of our accounting policy on foreign currency translation.
Contractual Obligations and Commitments
The table below presents information about our contractual obligations and commitments at December 31, 2013:

	Payments Due by Period
	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
	(in millions)
Debt obligations (a)	$138.6	$942.6	$338.9	$1,087.0	$2,507.1
Operating lease obligations	67.8	78.7	28.5	57.1	232.1
Purchase obligations	478.9	109.6	15.3	0.5	604.3
Pension minimum funding (b)	32.5	60.0	56.1	—	148.6
Other long-term obligations (c)	—	78.0	100.2	319.1	497.3
Total	$717.8	$1,268.9	$539.0	$1,463.7	$3,989.4
 ——————————

(a)	Debt obligations include expected principal and interest obligations, but exclude an unamortized amount related to a terminated interest rate swap of $31.5 million at December 31, 2013.

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
We assess the adequacy and effectiveness of our interest rate and foreign exchange hedge positions by continually monitoring our interest rate swap and foreign exchange forward and option positions both on a stand-alone basis and in conjunction with our underlying interest rate and foreign currency exposures, from an accounting and economic perspective.

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
As of December 31, 2013, we had no interest rate swap contracts outstanding. However, we may from time to time seek to enter into interest rate hedge transactions in the future.
Interest Rate Risk
Our interest income and expense are more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents and short-term investments and interest expense on our debt, as well as costs associated with foreign currency contracts.
On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, we terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, we added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. As of December 31, 2013 and 2012, the unamortized amount of the terminated interest rate swap included in the carrying value of the 2016 Notes was $31.5 million and $44.6 million, respectively. During 2013, 2012 and 2011, we recognized $13.1 million, $13.8 million and $15.0 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of December 31, 2013, the remaining unrecognized gain, net of tax, of $1.8 million is recorded as a component of accumulated other comprehensive loss.
At December 31, 2013, we had approximately $55.6 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.6 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at December 31, 2013 and 2012.

	December 31, 2013
	Maturing in							Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$2,016.8	$—	$—	$—	$—	$—	$2,016.8	$2,016.8
Weighted Average Interest Rate	0.07%	—	—	—	—	—	0.07%
Foreign Time Deposits	370.3	—	—	—	—	—	370.3	370.3
Weighted Average Interest Rate	0.39%	—	—	—	—	—	0.39%
Other Cash Equivalents	1,080.4	—	—	—	—	—	1,080.4	1,080.4
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Total Cash Equivalents and Short-Term Investments	$3,467.5	$—	$—	$—	$—	$—	$3,467.5	$3,467.5
Weighted Average Interest Rate	0.13%	—	—	—	—	—	0.13%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$831.0	$20.0	$249.5	$997.8	$2,098.3	$2,163.8
Weighted Average Interest Rate	—	—	3.94%	5.65%	1.39%	3.21%	3.30%
Other Variable Rate (non-US$)	55.6	—	—	—	—	—	55.6	55.6
Weighted Average Interest Rate	6.07%	—	—	—	—	—	6.07%
Total Debt Obligations	$55.6	$—	$831.0	$20.0	$249.5	$997.8	$2,153.9	$2,219.4
Weighted Average Interest Rate	6.07%	—	3.94%	5.65%	1.39%	3.21%	3.38%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $31.5 million related to a terminated interest rate swap associated with the 2016 Notes.

	December 31, 2012
	Maturing in							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,709.0	$—	$—	$—	$—	$—	$1,709.0	$1,709.0
Weighted Average Interest Rate	0.14%	—	—	—	—	—	0.14%
Foreign Time Deposits	341.7	—	—	—	—	—	341.7	341.7
Weighted Average Interest Rate	0.17%	—	—	—	—	—	0.17%
Other Cash Equivalents	685.0	—	—	—	—	—	685.0	685.0
Weighted Average Interest Rate	0.17%	—	—	—	—	—	0.17%
Total Cash Equivalents and Short-Term Investments	$2,735.7	$—	$—	$—	$—	$—	$2,735.7	$2,735.7
Weighted Average Interest Rate	0.15%	—	—	—	—	—	0.15%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$—	$843.9	$20.0	$648.5	$1,512.4	$1,673.0
Weighted Average Interest Rate	—	—	—	3.94%	5.65%	3.41%	3.74%
Other Variable Rate (non-US$)	48.8	—	—	—	—	—	48.8	48.8
Weighted Average Interest Rate	6.06%	—	—	—	—	—	6.06%
Total Debt Obligations	$48.8	$—	$—	$843.9	$20.0	$648.5	$1,561.2	$1,721.8
Weighted Average Interest Rate	6.06%	—	—	3.94%	5.65%	3.41%	3.81%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $44.6 million related to a terminated interest rate swap associated with the 2016 Notes.
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
From time to time, we enter into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management to focus its attention on our core business issues. Accordingly, we enter into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign currency option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed 24 months.
We use foreign currency option contracts, which provide for the sale or purchase of foreign currencies, to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of our business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency option contracts are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar, primarily earnings denominated in the Canadian dollar, Mexican peso, Australian dollar, Brazilian real, euro, Korean won, Turkish lira, Polish zloty, Swiss franc, Russian ruble, Swedish krona, South African rand and Japanese yen. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures. Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.

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
The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2013 and 2012. The information is provided in U.S. dollars, as presented in our consolidated financial statements:

	December 31, 2013		December 31, 2012
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$9.2	103.02	$8.3	83.88
Australian dollar	9.3	0.88	17.3	1.05
Russian ruble	16.5	33.42	17.9	31.31
Polish zloty	—	—	1.1	3.14
	$35.0		$44.6

Estimated fair value	$0.1		$0.3

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$41.3	1.38	$39.6	1.32

Estimated fair value	$0.1		$—

Foreign currency sold — put options:
Canadian dollar	$95.4	1.04	$105.6	1.02
Mexican peso	17.7	13.12	17.8	13.10
Australian dollar	44.8	0.92	67.9	1.00
Brazilian real	29.7	2.42	45.5	2.14
Euro	245.5	1.36	168.0	1.29
Korean won	18.5	1,062.71	20.1	1,086.16
Turkish lira	32.7	2.13	27.0	1.83
Polish zloty	9.7	3.08	8.7	3.19
Swiss franc	9.5	0.88	8.6	0.92
Russian ruble	17.0	34.09	10.6	31.74
Swedish krona	6.8	6.57	9.7	6.70
South African rand	11.0	10.72	12.1	8.94
Japanese yen	22.5	102.75	—	—
	$560.8		$501.6

Estimated fair value	$20.2		$9.9

Item 8.	Financial Statements and Supplementary Data
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.
Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Further, management determined that, as of December 31, 2013, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information to be included in the sections entitled “Item No. 1 - Election of Directors” and “Corporate Governance” in the Proxy Statement to be filed by us with the U.S. Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2013, or the Proxy Statement, is incorporated herein by reference.
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
On May 20, 2013, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements and Supplementary Data:
The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data:”

(a)	2. Financial Statement Schedules:

Page Number
Schedule II — Valuation and Qualifying Accounts	F- 53
All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(a) 3. Exhibits:
 EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Annex A to Allergan, Inc.'s Proxy Statement filed on March 8, 2013)

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Annex B to Allergan, Inc.'s Proxy Statement filed on March 8, 2013)

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

10.5
Second Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 30, 2007)

10.6
Third Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

Exhibit No.	Description

10.7
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

10.10
First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 26, 2003)

10.11
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

10.13	Allergan, Inc. Pension Plan (Restated 2013) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012)

10.14	First Amendment to the Allergan, Inc. Pension Plan (Restated 2013)

10.15
Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2011) (incorporated by reference to Exhibit 10.3 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 30, 2011)

10.16
First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011)

10.17	Allergan, Inc. Executive Severance Pay Plan (Effective January 2011) (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on December 21, 2010)

10.18	Allergan, Inc. 2011 Executive Bonus Plan (incorporated by reference to Annex A to Allergan, Inc.'s Proxy Statement filed on March 8, 2011)

10.19	Allergan, Inc. 2011 Executive Bonus Plan - 2014 Performance Objectives

10.20	Allergan, Inc. 2014 Management Bonus Plan

10.21
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

10.24
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

10.30	Allergan, Inc. 2011 Incentive Award Plan

10.31
Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.32
Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.33
Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.34
Form of Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.35
Form of Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.36
Form of Restricted Stock Unit Award Grant Notice for Non-Employees Directors under the Allergan, Inc. 2011 Incentive Award Plan (Amended May 2011) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.37
Form of Restricted Stock Unit Award Grant Notice for Non-Employees Directors under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2012) (incorporated by reference to Exhibit 10.39 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011)

10.38
Form of Performance-Based Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.40 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011)

10.39
Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012)

Exhibit No.	Description

10.40	Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014)

10.41	Form of Restricted Stock Unit Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014)

10.42	Form of Restricted Stock Unit Grant Agreement for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014)

10.43	Form of Restricted Stock Unit Award Grant Agreement for Non-Employees Directors under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014)

10.44	Form of Non-Qualified Stock Option Grant Agreement for Non-Employee Directors under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014)

10.45
Amended and Restated Credit Agreement, dated as of October 28, 2011, among Allergan, Inc. as Borrower and Guarantor, the Eligible Subsidiaries referred to therein, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A, as Administrative Agent, Citibank N.A., as Syndication Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on October 31, 2011)

10.46
Botox® - Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 30, 2005)*

10.47
Amendment No. 1 to Botox® - Japan License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan K.K., Allergan NK, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to Allergan, Inc.'s Current Report on Form 8-K filed on March 11, 2010)*

10.48
Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference and included as Exhibit C to Exhibit 2.1 to Allergan, Inc.'s Current Report on Form 8-K/A filed on September 24, 2007)*

10.49
First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.50
License, Transfer, and Development Agreement, dated as of March 31, 2010, among Serenity Pharmaceuticals LLC and Allergan Sales, LLC, Allergan USA, Inc., and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on April 2, 2010)*

10.51
License and Collaboration Agreement, dated as of May 3, 2011, among Allergan, Inc., Allergan Sales, LLC, and Molecular Partners AG* (incorporated by reference to Exhibit 10.15 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012)

10.52
Agreement and Plan of Merger, dated as of January 22, 2013, among Allergan, Inc., Groundhog Acquisition, Inc. and MAP Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 of Allergan, Inc.'s Current Report on Form 8-K filed on January 23, 2013)

10.53
Agreement and Plan of Merger, dated as of July 18, 2011, among Allergan, Inc., Erythema Acquisition, Inc., Vicept Therapeutics, Inc. and the Shareholders' Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.'s Current Report on Form 8-K filed on July 22, 2011)*

10.54
Agreement and Plan of Merger, dated as of November 15, 2012, among Allergan, Inc., Aphrodite Acquisition, Inc., SkinMedica, Inc. and the Equityholders' Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.'s Current Report on Form 8-K filed on November 16, 2012)

Exhibit No.	Description

10.55
Letter of Understanding, dated as of August 1, 2010, between Allergan, Inc. and Douglas S. Ingram (incorporated by reference to Exhibit 10.66 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended June 30, 2010)

10.56
Settlement Agreement, dated as of August 31, 2010, among Allergan, Inc., Allergan USA, Inc., the United States Department of Justice and the other parties listed therein (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on September 1, 2010)

10.57
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

101
The following financial statements are from Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

 ——————————

*
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

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	February 25, 2014	By	/S/ DAVID E.I. PYOTT
David E.I. Pyott
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2014	By	/S/ JEFFREY L. EDWARDS
Jeffrey L. Edwards
Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

Date:	February 25, 2014	By	/S/ JAMES F. BARLOW
James F. Barlow
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Date:	February 25, 2014	By	/S/ DEBORAH DUNSIRE
Deborah Dunsire, M.D., Director

Date:	February 25, 2014	By	/S/ MICHAEL R. GALLAGHER
Michael R. Gallagher, Lead Independent Director

Date:	February 21, 2014	By	/S/ DAWN HUDSON
Dawn Hudson, Director

Date:	February 25, 2014	By	/S/ TREVOR M. JONES
Trevor M. Jones, Ph.D., Director

Date:	February 25, 2014	By	/S/ LOUIS J. LAVIGNE, JR.
Louis J. Lavigne, Jr., Director

Date:	February 25, 2014	By	/S/ PETER J. MCDONNELL
Peter J. McDonnell, M.D., Director

Date:	February 25, 2014	By	/S/ TIMOTHY D. PROCTOR
Timothy D. Proctor, Director

Date:	February 25, 2014	By	/S/ RUSSELL T. RAY
Russell T. Ray, Director

Date:	February 25, 2014	By	/S/ HENRI A. TERMEER
Henri A. Termeer, Director

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Allergan. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Allergan’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on internal control over financial reporting as of December 31, 2013.
Management has used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) to evaluate the effectiveness of Allergan’s internal control over financial reporting. Management has concluded that Allergan’s internal control over financial reporting was effective as of December 31, 2013, based on those criteria.
David E.I. Pyott
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Jeffrey L. Edwards
Executive Vice President,
Finance and Business Development,
Chief Financial Officer
(Principal Financial Officer)
February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited Allergan, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Allergan, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Allergan, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allergan, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 of Allergan, Inc. and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited the accompanying consolidated balance sheets of Allergan, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allergan, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allergan, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 25, 2014

ALLERGAN, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and equivalents	$3,046.1	$2,701.8
Short-term investments	603.0	260.6
Trade receivables, net	883.3	739.0
Inventories	285.3	272.3
Other current assets	493.0	448.6
Assets of discontinued operations	9.0	512.6
Total current assets	5,319.7	4,934.9
Investments and other assets	213.2	192.1
Deferred tax assets	128.8	206.9
Property, plant and equipment, net	923.2	851.5
Goodwill	2,339.4	2,133.8
Intangibles, net	1,650.0	860.1
Total assets	$10,574.3	$9,179.3
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$55.6	$48.8
Accounts payable	283.2	232.2
Accrued compensation	269.1	222.4
Other accrued expenses	597.5	586.8
Income taxes	38.9	—
Liabilities of discontinued operations	—	5.3
Total current liabilities	1,244.3	1,095.5
Long-term debt	2,098.3	1,512.4
Other liabilities	762.2	708.8
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,554,060 and 307,537,860 shares as of December 31, 2013 and 2012, respectively	3.1	3.1
Additional paid-in capital	3,032.8	2,900.6
Accumulated other comprehensive loss	(226.6)	(244.6)
Retained earnings	4,646.7	3,832.1
	7,456.0	6,491.2
Less treasury stock, at cost (9,947,345 and 7,213,757 shares as of December 31, 2013 and 2012, respectively)	(992.8)	(654.1)
Total stockholders’ equity	6,463.2	5,837.1
Noncontrolling interest	6.3	25.5
Total equity	6,469.5	5,862.6
Total liabilities and equity	$10,574.3	$9,179.3
See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Product net sales	$6,197.5	$5,549.3	$5,144.0
Other revenues	102.9	97.3	72.0
Total revenues	6,300.4	5,646.6	5,216.0

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	795.8	751.2	718.0
Selling, general and administrative	2,519.4	2,193.1	2,158.3
Research and development	1,042.3	977.3	871.5
Amortization of intangible assets	116.7	90.2	86.1
Impairment of intangible assets and related costs	11.4	22.3	7.6
Restructuring charges (reversal)	5.5	1.5	(0.1)
Operating income	1,809.3	1,611.0	1,374.6

Non-operating income (expense):
Interest income	6.8	6.7	6.9
Interest expense	(75.0)	(63.6)	(71.8)
Other, net	(10.3)	(23.1)	(0.5)
	(78.5)	(80.0)	(65.4)

Earnings from continuing operations before income taxes	1,730.8	1,531.0	1,309.2
Provision for income taxes	458.3	430.3	359.6

Earnings from continuing operations	1,272.5	1,100.7	949.6

Discontinued operations:
Earnings (loss) from discontinued operations, net of applicable income tax expense of $6.9 million, $0.5 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively	14.1	1.8	(11.5)
Loss on sale of discontinued operations, net of applicable income tax benefit of $110.3 million	(297.9)	—	—
Discontinued operations	(283.8)	1.8	(11.5)

Net earnings	988.7	1,102.5	938.1
Net earnings attributable to noncontrolling interest	3.6	3.7	3.6
Net earnings attributable to Allergan, Inc.	$985.1	$1,098.8	$934.5

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$4.28	$3.64	$3.11
Discontinued operations	(0.96)	—	(0.04)
Net basic earnings per share attributable to Allergan, Inc. stockholders	$3.32	$3.64	$3.07

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$4.20	$3.57	$3.05
Discontinued operations	(0.94)	0.01	(0.04)
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$3.26	$3.58	$3.01

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2013	2012	2011

Net earnings	$988.7	$1,102.5	$938.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8.6)	9.6	(42.6)
Reclassification adjustment for foreign currency translation gains included in net earnings from the substantially complete liquidation of an investment in a foreign subsidiary(a)	—	—	(9.4)
Amortization of deferred holding gains on derivatives designated as cash flow hedges included in net earnings, net of tax benefit of $0.5 million, $0.6 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively(b)	(0.8)	(0.7)	(0.8)
Pension and postretirement benefit plan adjustments:
Net gain (loss), net of tax (expense) benefit of $(9.0) million, $1.1 million and $24.9 million for the years ended December 31, 2013, 2012 and 2011, respectively	9.1	(35.9)	(62.7)
Net gain on remeasurement of postretirement benefit plan liability, net of tax expense of $7.4 million	—	—	13.1
Amortization, net of tax expense of $14.1 million, $0.8 million and $5.1 million for the years ended December 31, 2013, 2012 and 2011, respectively(c)	14.2	25.1	12.7
Other comprehensive income (loss)	13.9	(1.9)	(89.7)

Total comprehensive income	1,002.6	1,100.6	848.4
Comprehensive income attributable to noncontrolling interest	2.8	5.0	2.4

Comprehensive income attributable to Allergan, Inc.	$999.8	$1,095.6	$846.0
——————————

(a)	Reclassified into "Selling, general and administrative" in the consolidated statements of earnings.

(b)	Reclassified into "Interest expense" in the consolidated statements of earnings.

(c)
Reclassified, as part of net periodic benefit cost, into "Cost of sales," "Selling, general and administrative" and "Research and development," as appropriate, in the consolidated statements of earnings. See Note 9, “Employee Retirement and Other Benefit Plans.”

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Par Value				Shares	Amount
Balance December 31, 2010	307.5	$3.1	$2,815.5	$(152.9)	$2,225.9	(2.0)	$(133.9)	$23.4	$4,781.1
Net earnings					934.5			3.6	938.1
Other comprehensive loss				(88.5)				(1.2)	(89.7)
Dividends ($0.20 per share)					(61.1)				(61.1)
Stock options exercised			0.7		(131.2)	5.5	394.5		264.0
Excess tax benefits from share-based compensation			37.7						37.7
Activity under other stock plans			0.1		(0.4)		6.3		6.0
Purchase of treasury stock						(6.0)	(461.7)		(461.7)
Stock-based award activity			67.0		1.6	0.2	11.6		80.2
Repurchase of equity component of convertible borrowings			(159.2)						(159.2)
Dividends to noncontrolling interest								(3.0)	(3.0)
Balance December 31, 2011	307.5	3.1	2,761.8	(241.4)	2,969.3	(2.3)	(183.2)	22.8	5,332.4
Net earnings					1,098.8			3.7	1,102.5
Other comprehensive (loss) income				(3.2)				1.3	(1.9)
Dividends ($0.20 per share)					(60.4)				(60.4)
Stock options exercised			0.6		(177.3)	4.9	422.9		246.2
Excess tax benefits from share-based compensation			45.7						45.7
Activity under other stock plans			(0.2)			0.1	6.6		6.4
Purchase of treasury stock						(10.0)	(909.0)		(909.0)
Stock-based award activity			92.7		1.7	0.1	8.6		103.0
Dividends to noncontrolling interest								(2.3)	(2.3)
Balance December 31, 2012	307.5	3.1	2,900.6	(244.6)	3,832.1	(7.2)	(654.1)	25.5	5,862.6
Net earnings					985.1			3.6	988.7
Other comprehensive income (loss)				14.7				(0.8)	13.9
Dividends ($0.20 per share)					(59.5)				(59.5)
Stock options exercised	0.1		0.7		(109.9)	3.2	291.5		182.3
Excess tax benefits from share-based compensation			37.7						37.7
Activity under other stock plans			(0.6)		(0.7)	0.1	7.6		6.3
Purchase of treasury stock						(6.1)	(650.7)		(650.7)
Stock-based award activity			95.7		(0.4)	0.1	12.9		108.2
Purchase of noncontrolling interest in a subsidiary			(1.3)	3.3				(20.0)	(18.0)
Dividends to noncontrolling interest								(2.0)	(2.0)
Balance December 31, 2013	307.6	$3.1	$3,032.8	$(226.6)	$4,646.7	(9.9)	$(992.8)	$6.3	$6,469.5
See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$988.7	$1,102.5	$938.1
Non-cash items included in net earnings:
Depreciation and amortization	254.6	256.6	253.4
Amortization of original issue discount and debt issuance costs	2.6	1.9	9.7
Amortization of net realized gain on interest rate swap	(14.4)	(7.7)	(1.3)
Deferred income tax benefit	(192.2)	(88.3)	(68.9)
Loss on disposal and impairment of assets	5.8	5.7	—
Unrealized (gain) loss on derivative instruments	(10.4)	15.3	(11.1)
Expense of share-based compensation plans	114.4	109.1	86.3
Loss on sale of discontinued operations	408.2	—	—
Impairment of intangible assets and related costs	11.4	22.3	20.4
Expense from changes in fair value of contingent consideration	70.7	5.4	11.9
Restructuring charges	5.5	5.7	4.6
Loss on investments, net	3.7	—	1.3
Changes in operating assets and liabilities:
Trade receivables	(139.6)	(34.3)	(105.6)
Inventories	(26.9)	(7.3)	(24.0)
Other current assets	(0.8)	(16.0)	(33.1)
Other non-current assets	(15.5)	44.1	(13.4)
Accounts payable	37.4	32.7	(19.3)
Accrued expenses	110.2	73.1	39.1
Income taxes	64.9	52.4	(19.8)
Other liabilities	17.1	26.7	13.6
Net cash provided by operating activities	1,695.4	1,599.9	1,081.9

Cash flows from investing activities:
Purchases of short-term investments	(1,025.6)	(865.2)	(571.1)
Acquisitions, net of cash acquired	(892.1)	(349.2)	(101.4)
Additions to property, plant and equipment	(171.9)	(143.3)	(118.6)
Additions to capitalized software	(11.8)	(13.9)	(11.2)
Additions to intangible assets	(0.3)	(4.1)	(0.3)
Proceeds from maturities of short-term investments	683.2	784.6	1,140.3
Proceeds from sale of business	42.7	—	—
Proceeds from sale of equity investments	—	—	1.9
Proceeds from sale of property, plant and equipment	0.5	1.8	1.2
Net cash (used in) provided by investing activities	(1,375.3)	(589.3)	340.8

Cash flows from financing activities:
Repayments of convertible borrowings	—	—	(808.9)
Dividends to stockholders	(59.4)	(60.4)	(61.1)
Payments to acquire treasury stock	(650.7)	(909.0)	(461.7)
Purchase of noncontrolling interest in a subsidiary	(18.0)	—	—
Payments of contingent consideration	(61.2)	(5.1)	(3.0)
Net borrowings (repayments) of notes payable	6.8	(35.1)	30.7
Debt issuance costs	(4.8)	—	—
Proceeds from issuance of senior notes, net of discount	598.5	—	—
Sale of stock to employees	179.3	246.4	264.0
Excess tax benefits from share-based compensation	37.7	45.7	37.7
Net cash provided by (used in) financing activities	28.2	(717.5)	(1,002.3)

Effect of exchange rate changes on cash and equivalents	(4.0)	2.6	(5.5)
Net increase in cash and equivalents	344.3	295.7	414.9
Cash and equivalents at beginning of period	2,701.8	2,406.1	1,991.2
Cash and equivalents at end of period	$3,046.1	$2,701.8	$2,406.1

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amount capitalized	$83.3	$64.2	$64.5
Income taxes, net of refunds	$455.3	$407.0	$399.3
In 2013, the Company completed the sale of its obesity intervention business to Apollo Endosurgery, Inc. and received a minority equity interest in Apollo with an estimated fair value of $15.0 million as part of the total consideration.
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
Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in equity. Aggregate net realized and unrealized (losses) gains resulting from foreign currency transactions and derivative contracts of approximately $(7.4) million, $(23.4) million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, are included in “Other, net” in the Company’s consolidated statements of earnings.
Cash and Equivalents
The Company considers cash in banks, repurchase agreements, commercial paper, money-market funds and deposits with financial institutions with maturities of three months or less when purchased and that can be liquidated without prior notice or penalty, to be cash and equivalents.
Short-Term Investments
Short-term investments consist primarily of investment grade commercial paper and time deposits with financial institutions with maturities from three months to one year when purchased and are classified as available-for-sale. Short-term investments are valued at cost, which approximates fair value due to their short-term maturities.
Investments
The Company has non-marketable equity investments in conjunction with its various collaboration arrangements. The non-marketable equity investments represent investments in start-up companies and are recorded at cost. The non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in earnings as a loss.
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
Treasury Stock
Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 18.4 million repurchased shares in its treasury account at any one time. As of December 31, 2013 and 2012, the Company held approximately 9.9 million and 7.2 million treasury shares, respectively, under this program.
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
The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $6.3 million and $4.2 million at December 31, 2013 and 2012, respectively. The Company permits returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Estimated allowances for sales returns are based upon the Company’s historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in the Company’s consolidated balance sheets at December 31, 2013 and 2012 were $84.4 million and $77.9 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in the Company’s consolidated balance sheets. (See Note 5, “Composition of Certain Financial Statement Captions.”) Actual historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
The Company participates in various U.S. federal and state government rebate programs, the largest of which are Medicaid, Medicare and the U.S. Department of Veterans Affairs. The Company also has contracts with various managed care and group purchasing organizations that provide for sales rebates and other contractual discounts. In the United States, the Company also incurs chargebacks, which are reimbursements to wholesalers for honoring contracted prices to third parties. Outside of the United States, the Company incurs sales allowances based on contractual provisions and legislative mandates. The Company also offers rebate and other incentive programs directly to customers for its aesthetic products and certain therapeutic products, including Botox® Cosmetic, the Juvéderm® franchise, Latisse®, Natrelle®, Acuvail®, Aczone®, Sanctura XR® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in the Company's consolidated balance sheets. (See Note 5, “Composition of Certain Financial Statement Captions.”) The amounts accrued for sales rebates and other incentive programs were $279.3 million and $269.6 million at December 31, 2013 and 2012, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Contingent Consideration
Contingent consideration liabilities represent future amounts the Company may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. The Company estimates the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using the Company's estimated cost of borrowing. The Company evaluates its estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the Company’s consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $225.2 million and $224.3 million at December 31, 2013 and 2012, respectively, and was included in "Other accrued expenses" and "Other liabilities" in the consolidated balance sheets.
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
Advertising Expenses
Advertising expenses relating to production costs are expensed as incurred and the costs of television time, radio time and space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $179.7 million, $158.5 million and $168.6 million in 2013, 2012 and 2011, respectively.
Product Liability Self-Insurance
As of June 1, 2012, the Company is largely self-insured for future product liability losses related to all of its products. The Company has historically been and continues to be self-insured for any product liability losses related to its breast implant

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

products. The Company maintains third party insurance coverage that it believes is adequate to cover potential product liability losses for injuries alleged to have occurred prior to June 1, 2011 related to Botox® and Botox® Cosmetic and prior to June 1, 2012 related to all of its other products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, the Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage.
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
Valuation allowances against the Company’s deferred tax assets were $48.9 million and $22.6 million at December 31, 2013 and December 31, 2012, respectively. Changes in the valuation allowances are generally recognized in the provision for income taxes as a component of the estimated annual effective tax rate.
The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2013, the Company had approximately $3,828.0 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these earnings were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.
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
On February 1, 2012, the Company purchased the commercial assets related to the selling and distribution of the Company's products from its distributor in Russia for $3.1 million in cash, net of a $6.6 million pre-existing net receivable from the distributor, and estimated contingent consideration of $4.7 million as of the acquisition date. On December 19, 2012, the Company acquired SkinMedica, Inc. for $348.9 million in cash and contingent consideration with an estimated fair value of $2.2 million as of the acquisition date. On March 1, 2013, the Company acquired MAP Pharmaceuticals, Inc. for an aggregate purchase price of approximately $871.7 million, net of cash acquired. On April 12, 2013, the Company acquired Exemplar Pharma, LLC for an aggregate purchase price of approximately $16.1 million, net of cash acquired. The Company accounted for these acquisitions as business combinations. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

provide for such taxes on undistributed earnings of foreign subsidiaries.
Reclassifications
Certain reclassifications of prior year amounts have been made to conform with the current year presentation.
On December 2, 2013, the Company completed the sale of its obesity intervention business. Accordingly, the Company has reported the financial results from that business unit as discontinued operations in the consolidated statements of earnings for the year ended December 31, 2013 and the remaining assets related to that business unit as assets of discontinued operations in the consolidated balance sheet as of December 31, 2013. Additionally, the Company has retrospectively revised the consolidated statements of earnings for the years ended December 31, 2012 and 2011 and the consolidated balance sheet as of December 31, 2012 to reflect the financial results from the obesity intervention business unit and the related assets and liabilities as discontinued operations.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recognized tangible and intangible assets acquired and liabilities assumed in connection with the MAP acquisition based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recognized as goodwill. The goodwill acquired in the MAP acquisition is not deductible for federal income tax purposes. In connection with the acquisition, the Company acquired assets with a fair value of $1,233.6 million, consisting of current assets of $2.3 million, property, plant and equipment of $7.7 million, other non-current assets of $0.3 million, deferred tax assets of $132.7 million, intangible assets of $915.6 million and goodwill of $175.0 million, and assumed liabilities of $361.9 million, consisting of current liabilities of $27.3 million and deferred tax liabilities of $334.6 million.
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
The Company recognized tangible and intangible assets acquired, liabilities assumed and the contingent consideration liability in connection with the SkinMedica acquisition based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recognized as goodwill. The goodwill acquired in the SkinMedica acquisition is not deductible for federal income tax purposes. In connection with the acquisition, the Company acquired assets with a fair value of $438.6 million, consisting of current assets of $30.2 million, property, plant and equipment of $6.6 million, deferred tax assets of $40.6 million, intangible assets of $200.9 million and goodwill of $160.3 million, and assumed liabilities of $87.5 million, consisting of current liabilities of $11.5 million and deferred tax liabilities of $76.0 million. As of December 31, 2013, the total estimated fair value of the contingent consideration of $2.2 million was included in “Other liabilities.”
The intangible assets consist of developed technology, customer relationships, trademarks and an in-process research and development asset. Acquired developed technology assets consist of the currently marketed SkinMedica® family of products, including the TNS® product line, Vaniqa®, Lytera® and scar recovery gel. The amounts assigned to each class of intangible assets and the related weighted average amortization periods are summarized in the following table:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The purchase of the commercial assets was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $3.1 million, net of a $6.6 million pre-existing net receivable from the distributor, and is also required to pay additional contingent consideration based on certain contractual obligations of the former distributor over a two year period from the acquisition date. The estimated fair value of the contingent consideration as of the acquisition date was $4.7 million. The Company acquired assets with a fair value of $14.4 million, consisting of inventories of $2.0 million, intangible assets of $8.6 million and goodwill of $3.8 million. No liabilities were assumed in connection with the purchase. The intangible assets relate to customer relationships that have an estimated useful life of three years and other contractual rights that have an estimated useful life of two years. As of December 31, 2013, the total estimated fair value of the contingent consideration of $2.0 million was included in "Other accrued expenses."
The Company believes that the fair values assigned to the assets acquired, liabilities assumed and the contingent consideration liabilities were based on reasonable assumptions. The Company’s fair value estimates may change during the allowable measurement period, which is up to one year from the acquisition date, if additional information becomes available.
Purchase of Noncontrolling Interest in a Subsidiary
In November 2013, the Company purchased a noncontrolling interest in a subsidiary from a minority shareholder for $18.0 million. The Company accounted for the purchase as an equity transaction and recorded the difference between the cash consideration and the carrying amount of the noncontrolling interest, including its share of accumulated other comprehensive income, as a decrease in additional paid-in capital of $1.3 million.
Molecular Partners AG Collaboration
On August 21, 2012, the Company announced that it entered into two separate agreements with Molecular Partners AG to discover, develop, and commercialize proprietary therapeutic DARPin® products for the treatment of serious ophthalmic diseases. The first agreement is an exclusive license agreement for the design, development and commercialization of a potent dual anti-VEGF-A/PDGF-B DARPin® (AGN-151200) and its corresponding backups for the treatment of exudative (wet) age-related macular degeneration and related conditions. The second agreement is an exclusive discovery alliance agreement under which the parties are collaborating to design and develop DARPin® products against selected targets that are implicated in causing serious diseases of the eye. Under the terms of the agreements, the Company made combined upfront payments of $62.5 million to Molecular Partners AG in August 2012, which were recorded as research and development (R&D) expense in the third quarter of 2012 because the technology has not yet achieved regulatory approval. The terms of the agreements also include potential

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

future development, regulatory and sales milestone payments to Molecular Partners AG of up to $1.4 billion, as well as potential future royalty payments.
On May 4, 2011, the Company announced a license agreement with Molecular Partners AG pursuant to which the Company obtained exclusive global rights in the field of ophthalmology for AGN-150998, a Phase II proprietary therapeutic anti-VEGF DARPin® protein under investigation for the treatment of retinal diseases. Under the terms of the agreement, the Company made a $45.0 million upfront payment to Molecular Partners AG in May 2011, which was recorded as R&D expense in the second quarter of 2011 because the technology has not yet achieved regulatory approval. The terms of the agreement also include potential future development, regulatory and sales milestone payments to Molecular Partners AG of up to $375.0 million, as well as potential future royalty payments.
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
MAP Collaboration
On January 28, 2011, the Company entered into a collaboration agreement and a co-promotion agreement with MAP for the exclusive development and commercialization by the Company and MAP of Levadex® within the United States to certain headache specialist physicians for the acute treatment of migraine in adults, migraine in adolescents and other indications that may be approved by the parties. Under the terms of the agreements, the Company made a $60.0 million upfront payment to MAP in February 2011, which was recorded as selling, general and administrative (SG&A) expense in the first quarter of 2011. In August 2011, the Company made a $20.0 million milestone payment to MAP for the FDA acceptance of its New Drug Application for Levadex®, which was recorded as SG&A expense in the third quarter of 2011. The upfront and milestone payments were expensed because Levadex® has not yet achieved regulatory approval. On March 1, 2013, the Company completed the acquisition of MAP and has no remaining obligations under the collaboration and co-promotion agreements.
Medytox Collaboration
On September 25, 2013, the Company announced that it had entered into a license agreement with Medytox, Inc. (Medytox), contingent on obtaining certain government approvals. In January 2014, the Company closed the transaction. Under the terms of the agreement, the Company made an upfront payment to Medytox of $65.0 million in January 2014 and Medytox granted the Company exclusive rights, worldwide outside of Korea, to develop and, if approved, commercialize certain neurotoxin product candidates currently in development, including a potential liquid-injectable product. The upfront payment of $65.0 million will be recorded as R&D expense in the first quarter of 2014 because the technology has not yet achieved regulatory approval. The terms of the agreement also include potential future development milestone payments of up to $116.5 million and potential future sales milestone payments of up to $180.5 million, as well as potential future royalty payments.
Other Collaborations
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In connection with various business development transactions where the Company has outlicensed its technology to third parties, the Company has aggregate potential future milestone receipts of approximately $55.7 million as of December 31, 2013, none of which are individually significant. Of that amount, approximately $3.5 million relates to achievement of certain development milestones, approximately $17.0 million relates to achievement of certain regulatory milestones, and approximately $35.2 million relates to achievement of certain commercial sales milestones. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

Note 3:  Discontinued Operations
On February 1, 2013, the Company formally committed to pursue a sale of its obesity intervention business unit, including the assets related to the Lap-Band® gastric band system and the Orbera™ intra-gastric balloon system. On December 2, 2013, the Company completed the sale of its obesity intervention business to Apollo Endosurgery, Inc. (Apollo) for cash consideration of $75.0 million, subject to certain adjustments, and certain additional consideration, including a minority equity interest in Apollo with an estimated fair value of $15.0 million and contingent consideration of up to $20.0 million to be paid upon the achievement of certain regulatory and sales milestones.
At the closing date, the cash consideration was reduced by the amount of inventories held outside of the United States of $7.6 million and net trade accounts receivable and payable of $19.4 million, which the Company retained pursuant to the sale and transition services agreements with Apollo. The remaining balance of retained inventories at December 31, 2013 is included in continuing operations and will be sold to Apollo pursuant to the transition services agreements. The Company expects to realize the value of these retained assets in the normal course of business within one year from the closing date.
As a result of the sale of the obesity intervention business unit, the Company has reported the financial results from that business unit as discontinued operations in the consolidated statements of earnings for the year ended December 31, 2013 and the remaining assets related to that business unit as assets of discontinued operations in the consolidated balance sheet as of December 31, 2013. Additionally, the Company has retrospectively revised the consolidated statements of earnings for the years ended December 31, 2012 and 2011 and the consolidated balance sheet as of December 31, 2012 to reflect the financial results from the obesity intervention business unit and the related assets and liabilities as discontinued operations.
In 2013, the Company also reported a pre-tax loss of $408.2 million ($297.9 million after tax) on the disposal of the obesity intervention business unit net assets. The pre-tax loss includes transaction costs of approximately $2.6 million, consisting primarily of investment banking fees. The net assets of the obesity intervention unit included a portion of the Company's medical devices reporting unit's goodwill allocated to the obesity intervention business based on the relative fair value as of February 1, 2013 of that business unit to the portion of the medical devices reporting unit that the Company will retain. During 2013, the Company tested the remaining goodwill of the medical devices reporting unit for impairment and concluded that no impairment was indicated.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of discontinued operations:

	2013	2012	2011
	(in millions)
Product net sales	$114.4	$159.5	$203.1

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	20.2	24.3	30.7
Selling, general and administrative	57.9	75.3	88.3
Research and development	5.0	12.3	31.3
Amortization of intangible assets	10.3	41.1	41.5
Impairment of intangible assets	—	—	16.1
Restructuring charges	—	4.2	4.7

Earnings (loss) from discontinued operations before income taxes	21.0	2.3	(9.5)
Provision for income taxes	(6.9)	(0.5)	(2.0)
Earnings (loss) from discontinued operations, net of income taxes	$14.1	$1.8	$(11.5)

Loss on sale of discontinued operations before income taxes	$(408.2)	$—	$—
Income tax benefit on sale of discontinued operations	110.3	—	—
Loss on sale of discontinued operations, net of income taxes	$(297.9)	$—	$—

Discontinued operations	$(283.8)	$1.8	$(11.5)
The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2013 and 2012 related to the Company's obesity intervention business unit:

	2013	2012
	(in millions)
Assets:
Trade receivables, net	$9.0	$25.2
Inventories	—	10.6
Property, plant and equipment, net	—	1.4
Goodwill	—	105.7
Intangibles, net	—	369.0
Other assets	—	0.7
Total assets of discontinued operations	$9.0	$512.6

Liabilities:
Accounts payable	$—	$0.9
Accrued expenses	—	4.1
Other liabilities	—	0.3
Total liabilities of discontinued operations	$—	$5.3
In connection with the sale of the obesity intervention business, the Company also entered into certain transitional service agreements designed to facilitate the orderly transfer of business operations to Apollo. These agreements primarily relate to administrative services in the United States and distribution services outside of the United States, all of which are generally to be provided for a period of up to 12 months. The Company will also manufacture and supply products to Apollo for a transitional period not to exceed 24 months in order to allow Apollo adequate time to obtain regulatory approval for licenses and manufacturing

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

facilities. The continuing cash flows from these agreements are not significant. Net sales made pursuant to the manufacturing and distribution agreements are recorded as product net sales in the Company's consolidated statements of earnings and are reflected as other medical devices product net sales.

Note 4:  Restructuring Charges and Integration Costs
In connection with the March 2013 acquisition of MAP, the April 2013 acquisition of Exemplar and the December 2012 acquisition of SkinMedica, the Company initiated restructuring activities to integrate the operations of the acquired businesses with the Company's operations and to capture synergies through the centralization of certain research and development, manufacturing, general and administrative and commercial functions. In 2013, the Company recorded $4.5 million of restructuring charges, primarily consisting of employee severance and other one-time termination benefits for approximately 111 people.
Included in 2013 and 2012 are $1.0 million and $0.7 million, respectively, of restructuring charges for employee severance and other one-time termination benefits related to the realignment of various business functions. Included in 2012 and 2011 are $0.8 million of restructuring charges and a $0.1 million restructuring charge reversal, respectively, related to restructuring activities initiated in prior years.
Included in 2013 are $0.1 million of cost of sales and $20.6 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. The SG&A expenses primarily consist of investment banking and legal fees. Included in 2012 are $0.1 million of cost of sales and $2.3 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in 2011 are $2.6 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements.
In addition, the Company incurred $1.7 million of SG&A expenses and $1.1 million of R&D expenses related to the realignment of various business functions in 2013 and $1.5 million of SG&A expenses and $0.3 million of R&D expenses in 2012, respectively. The SG&A and R&D expenses related to the realignment of various business functions primarily consist of one-time termination benefits earned based on specified retention periods and losses on the disposal of fixed assets.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5:  Composition of Certain Financial Statement Captions

	December 31,
	2013	2012
	(in millions)
Trade receivables, net
Trade receivables	$935.4	$791.4
Less allowance for sales returns — medical device products	(27.9)	(28.2)
Less allowance for doubtful accounts	(24.2)	(24.2)
	$883.3	$739.0

Inventories
Finished products	$180.0	$179.9
Work in process	44.1	41.3
Raw materials	61.2	51.1
	$285.3	$272.3

Other current assets
Prepaid expenses	$157.1	$149.2
Deferred taxes	277.9	249.1
Other	58.0	50.3
	$493.0	$448.6

Investments and other assets
Deferred executive compensation investments	$100.7	$81.7
Capitalized software	36.8	47.3
Prepaid pensions	5.6	5.7
Debt issuance costs	10.8	8.0
Non-marketable equity investments	20.8	9.0
Other	38.5	40.4
	$213.2	$192.1

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2013	2012
	(in millions)
Property, plant and equipment, net
Land	$62.2	$61.9
Buildings	962.8	884.4
Machinery and equipment	784.8	708.5
	1,809.8	1,654.8
Less accumulated depreciation	(886.6)	(803.3)
	$923.2	$851.5

Other accrued expenses
Sales rebates and other incentive programs	$279.3	$269.6
Royalties	26.2	26.0
Interest	22.0	18.2
Sales returns — specialty pharmaceutical products	56.5	49.7
Product warranties — breast implant products	7.6	6.7
Contingent consideration	9.9	59.0
Other	196.0	157.6
	$597.5	$586.8

Other liabilities
Postretirement benefit plan	$44.3	$46.6
Qualified and non-qualified pension plans	194.5	218.3
Deferred executive compensation	105.3	85.3
Deferred income	67.0	75.1
Contingent consideration	215.3	165.3
Product warranties — breast implant products	26.0	27.7
Unrecognized tax benefit liabilities	67.7	53.8
Other	42.1	36.7
	$762.2	$708.8

Accumulated other comprehensive loss
Foreign currency translation adjustments	$(29.7)	$(25.2)
Deferred holding gains on derivative instruments, net of taxes of $1.2 million and $1.7 million for 2013 and 2012, respectively	1.8	2.6
Actuarial losses not yet recognized as a component of pension and postretirement benefit plan costs, net of taxes of $83.5 million and $106.6 million for 2013 and 2012, respectively	(198.7)	(222.0)
	$(226.6)	$(244.6)
At December 31, 2013 and 2012, approximately $11.7 million and $9.9 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant. At December 31, 2013 and 2012, approximately $10.3 million and $14.8 million, respectively, of specific reserves for sales returns related to certain genericized eye care pharmaceuticals and urologics products are included in accrued sales returns – specialty pharmaceutical products.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6:  Intangibles and Goodwill
Intangibles
At December 31, 2013 and 2012, the components of intangibles and certain other related information were as follows:

	December 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$647.7	$(343.8)	11.1	$644.2	$(284.5)	11.1
Customer relationships	54.7	(21.8)	2.7	54.5	(1.2)	2.7
Licensing	185.8	(164.8)	9.3	185.9	(157.8)	9.3
Trademarks	89.6	(29.7)	12.4	87.9	(25.3)	12.3
Core technology	327.5	(66.9)	14.8	93.8	(46.5)	14.4
Other	30.7	(12.8)	7.6	43.9	(14.1)	6.4
	1,336.0	(639.8)	11.4	1,110.2	(529.4)	10.6
Unamortizable Intangible Assets:
In-process research and development	953.8	—		279.3	—
	$2,289.8	$(639.8)		$1,389.5	$(529.4)
Developed technology consists primarily of current product offerings, primarily breast aesthetics products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with business combinations. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of a drug delivery technology acquired in connection with the Company's 2013 acquisition of MAP, proprietary technology associated with silicone gel breast implants acquired in connection with the Company's 2006 acquisition of Inamed Corporation, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist primarily of acquired product registration rights, distributor relationships, distribution rights, government permits, non-compete agreements and a defensive asset associated with developed technology that has been commercialized. The in-process research and development assets consist primarily of an orally inhaled drug for the potential acute treatment of migraine in adults acquired in connection with the Company's 2013 acquisition of MAP and a novel compound to treat erythema associated with rosacea acquired in connection with the Company’s 2011 acquisition of Vicept Therapeutics, Inc. (Vicept) that is currently under development.
In the fourth quarter of 2013, the Company recorded a pre-tax charge of $11.4 million related to the impairment of an intangible asset for distribution rights acquired in connection with the Company's 2011 acquisition of Precision Light, Inc. as a result of the Company's decision to discontinue the sale of products related to those distribution rights.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides amortization expense by major categories of intangible assets for the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
	(in millions)
Developed technology	$57.2	$53.4	$53.7
Customer relationships	20.5	1.1	—
Licensing	7.4	20.4	20.4
Trademarks	4.4	0.4	1.4
Core technology	19.4	6.5	6.7
Other	7.8	8.4	3.9
	$116.7	$90.2	$86.1
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
Estimated amortization expense is $110.3 million for 2014, $96.7 million for 2015, $76.4 million for 2016, $57.9 million for 2017 and $55.9 million for 2018.
Goodwill
Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2013 and 2012 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2011	$150.1	$1,832.6	$1,982.7
SkinMedica acquisition	142.7	—	142.7
Purchase of distributor’s business in Russia	3.8	—	3.8
Foreign exchange translation effects and other	3.2	1.4	4.6
Balance at December 31, 2012	299.8	1,834.0	2,133.8
MAP acquisition	175.0	—	175.0
Exemplar acquisition	14.0	—	14.0
SkinMedica acquisition adjustments	17.6	—	17.6
Foreign exchange translation effects and other	(5.2)	4.2	(1.0)
Balance at December 31, 2013	$501.2	$1,838.2	$2,339.4
The SkinMedica acquisition adjustments primarily relate to adjusting the assigned fair values associated with deferred tax assets and deferred tax liabilities and a contractual purchase price adjustment of $2.8 million. The Company does not consider the adjustments to be material.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7: Notes Payable and Long-Term Debt

	2013 Average Effective Interest Rate	December 31, 2013	2012 Average Effective Interest Rate	December 31, 2012
		(in millions)		(in millions)
Bank loans	6.07%	$55.6	6.06%	$48.8
Real estate mortgage; maturing 2017	5.65%	20.0	5.65%	20.0
Senior notes due 2016	3.94%	831.0	3.94%	843.9
Senior notes due 2018	1.39%	249.5	—	—
Senior notes due 2020	3.41%	648.7	3.41%	648.5
Senior notes due 2023	2.83%	349.1	—	—
		2,153.9		1,561.2
Less current maturities		55.6		48.8
Total long-term debt		$2,098.3		$1,512.4
At December 31, 2013, the Company had a committed long-term credit facility, a commercial paper program, a shelf registration statement that allows the Company to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. The committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon the Company’s request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $800.0 million in borrowings. However, the combined borrowings under the committed long-term credit facility and the commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. The Company was in compliance with these covenants at December 31, 2013. As of December 31, 2013, the Company had no borrowings under its committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $55.6 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. The Company may from time to time seek to retire or purchase its outstanding debt.
 On March 12, 2013, the Company issued concurrently in a registered offering $250.0 million in aggregate principal amount of 1.35% Senior Notes due 2018 (2018 Notes) and $350.0 million in aggregate principal amount of 2.80% Senior Notes due 2023 (2023 Notes).
The 2018 Notes, which were sold at 99.793% of par value with an effective interest rate of 1.39%, are unsecured and pay interest semi-annually on the principal amount of the notes at a rate of 1.35% per annum, and are redeemable at any time at the Company's option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The aggregate outstanding principal amount of the 2018 Notes will be due and payable on March 15, 2018, unless earlier redeemed by the Company. The original discount of approximately $0.5 million and the deferred debt issuance costs associated with the 2018 Notes are being amortized using the effective interest method over the stated term of 5 years.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On January 31, 2007, the Company entered into a nine-year, two month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, the Company terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, the Company added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. As of December 31, 2013 and 2012, the unamortized amount of the terminated interest rate swap included in the carrying value of the 2016 Notes was $31.5 million and $44.6 million, respectively. During 2013, 2012 and 2011, the Company recognized $13.1 million, $13.8 million and $15.0 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During 2013, 2012 and 2011, the Company recognized $1.3 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of December 31, 2013, the remaining unrecognized gain of $3.0 million ($1.8 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2014 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.
The aggregate maturities of total debt obligations, excluding the unamortized amount related to the terminated interest rate swap of $31.5 million, for each of the next five years and thereafter are as follows: $55.6 million in 2014; zero in 2015, $799.5 million in 2016, $20.0 million in 2017, $249.5 million in 2018 and $997.8 million thereafter. Interest incurred of $1.8 million in 2013, $0.9 million in 2012 and $1.0 million in 2011 has been capitalized and included in property, plant and equipment.

Note 8:  Income Taxes
The components of earnings from continuing operations before income taxes were:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S.	$890.1	$846.8	$705.5
Non-U.S.	840.7	684.2	603.7
Total	$1,730.8	$1,531.0	$1,309.2

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current
U.S. federal	$342.4	$378.3	$298.2
U.S. state	24.7	20.4	32.7
Non-U.S.	152.7	103.9	83.6
Total current	519.8	502.6	414.5

Deferred
U.S. federal	(34.8)	(72.7)	(45.8)
U.S. state	(12.6)	0.1	(18.2)
Non-U.S.	(14.1)	0.3	9.1
Total deferred	(61.5)	(72.3)	(54.9)

Total	$458.3	$430.3	$359.6
The current provision for income taxes does not reflect the tax benefit of $37.7 million, $45.7 million and $37.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to excess tax benefits from share-based compensation recorded directly to “Additional paid-in capital” in the consolidated balance sheets.
The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2013	2012	2011
Statutory rate of tax expense	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	0.9	1.1	1.6
Tax differential on foreign earnings	(9.0)	(8.8)	(9.4)
Other credits (R&D)	(3.0)	(0.9)	(2.0)
Tax audit settlements/adjustments	0.8	1.3	1.5
Other	1.8	0.4	0.8
Effective tax rate	26.5%	28.1%	27.5%

On January 2, 2013, the President of the United States signed into law The American Taxpayer Relief Act of 2012. Under prior U.S. law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research tax credit for two years to December 31, 2013. The extension of the research tax credit is retroactive to January 1, 2012 and includes amounts paid or incurred after December 31, 2011. In fiscal year 2013, the Company has recognized a retroactive benefit of $15.1 million for the U.S. R&D tax credit for fiscal year 2012.
Withholding and U.S. taxes have not been provided on approximately $3,828.0 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings indefinitely in such operations, or the U.S. taxes on such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.
During the second quarter of 2010 the Company partially settled its U.S. federal income tax audit with the Internal Revenue Service (IRS) for tax years 2003 to 2006 for the Company’s acquired subsidiary, Inamed, which resulted in a total settlement amount of $1.2 million. The Company disagreed with certain positions taken by the IRS in the partially settled audit. The Company proceeded to the IRS administrative Appeals process where final settlement was reached in the second quarter of 2012 for tax years 2003, 2004 and 2006 and partial settlement was reached for tax year 2005 resulting in a total settlement of $1.1

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million. During the third quarter of 2013, the Company reached a preliminary settlement for tax year 2005 with the IRS that is pending final review and approval by the U.S. Tax Court. The impact of this settlement is not expected to be material.
The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. During the second quarter of 2010, the Company partially settled its U.S. federal income tax audit with the IRS for tax years 2005 and 2006 which resulted in a total settlement amount of $33.5 million, all of which was paid in 2009 as an advanced payment. The Company disagreed with certain positions taken by the IRS in the partially settled audit. The Company proceeded to the IRS administrative Appeals process where resolution was reached and a final determination was received during the third quarter of 2012 resulting in a total settlement of $1.5 million. During the fourth quarter of 2013, the Company signed an agreement with the U.S. and Canadian competent authorities for certain transfer pricing issues covering tax years 2005 through 2011. As a result, all positions have been resolved between the Company and the IRS for tax years 2005 and 2006. However, tax year 2006 will remain open for certain tax attribute carryforwards from the Inamed U.S. federal income tax audit for tax year 2005 mentioned above.
With respect to the Company's U.S. federal income tax audit with the IRS for tax years 2007 and 2008, all positions have been tentatively resolved between the Company and the IRS with the exception of one position where the Company is pursuing Mutual Agreement Procedures with the U.S. and French competent authorities to seek relief from double taxation. In the fourth quarter of 2013, the Company paid a tax deposit of $19.5 million to the IRS for positions tentatively resolved for these years.
The Company and its consolidated subsidiaries are currently under examination by the IRS for tax years 2009 and 2010. The Company believes that it has provided adequate accruals for any tax deficiencies or reductions in tax benefits that could result from all open audit years.
The Company has been pursuing an Advanced Pricing Agreement with the IRS for certain transfer pricing issues covering tax years 2009 through 2013. A tentative agreement has been reached and the Company does not expect any tax benefits from the resolution to be material.
At December 31, 2013, the Company has net operating loss carryforwards, with various expiration dates, in certain non-U.S. subsidiaries of approximately $76.1 million. The majority of the non-U.S. net operating loss carryforwards is not likely to be realized and has been reduced by a valuation allowance. The Company has U.S. federal and state net operating loss carryforwards of approximately $893.6 million. The state net operating loss carryforwards include $483.9 million that is not likely to be realized and has been reduced by a valuation allowance. Certain of our U.S. net operating losses are subject to limitations under section 382 of the Internal Revenue Code. If not utilized, the U.S. federal and state net operating loss carryforwards will expire between 2014 and 2033.
At December 31, 2013, the Company has U.S. tax credit carryforwards of approximately $35.6 million and has provided a valuation allowance for $6.9 million of those U.S. tax credit carryforwards. If not utilized, the U.S. tax credit carryforwards will expire between 2014 and 2033.

The Company has a subsidiary in Costa Rica operating under a local country tax incentive, which provides that the subsidiary will be exempt from income tax until the current tax incentive expires during 2014. The Company expects to qualify for future incentives and tax credits which are anticipated to be comparable to the current incentives for the eight year period from 2014 to 2022.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Temporary differences and carryforwards/carrybacks which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
	(in millions)
Deferred tax assets
Net operating losses	$179.7	$66.6
Accrued expenses	130.0	114.4
Capitalized expenses	176.5	182.3
Deferred compensation	47.4	41.7
Medicare, Medicaid and other accrued health care rebates	80.0	85.0
Postretirement medical benefits	16.6	17.8
Capitalized intangible assets	38.9	45.0
Deferred revenue	19.2	22.3
Inventory reserves and adjustments	14.5	18.7
Share-based compensation awards	101.6	90.2
Unbilled costs	28.3	23.0
Pension plans	52.6	66.5
R&D credits	26.2	12.7
All other	46.3	30.1
	957.8	816.3
Less: valuation allowance	(48.9)	(22.6)
Total deferred tax assets	908.9	793.7

Deferred tax liabilities
Depreciation	0.1	9.6
Developed and core technology intangible assets	153.5	227.3
In-process R&D	348.6	100.8
Total deferred tax liabilities	502.2	337.7
Net deferred tax assets	$406.7	$456.0
The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2013 were $277.9 million and $128.8 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2012 were $249.1 million and $206.9 million, respectively. Net current deferred tax assets are included in “Other current assets” in the Company’s consolidated balance sheets.
The increase in the amount of valuation allowance at December 31, 2013 compared to December 31, 2012 is primarily due to valuation allowances related to net operating loss carryforwards and R&D tax credit carryforwards acquired in the SkinMedica and MAP acquisitions.
Based on the Company's historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing total deferred tax assets at December 31, 2013. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
Disclosures for Uncertainty in Income Taxes
The Company classifies interest expense related to uncertainty in income taxes in the consolidated statements of earnings as interest expense. Income tax penalties are recorded in income tax expense, and are not material.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(in millions)
Balance, beginning of year	$61.9	$53.0	$32.5
Gross increase as a result of positions taken in a prior year	8.7	20.9	21.8
Gross decrease as a result of positions taken in a prior year	(14.6)	(12.7)	(8.5)
Gross increase as a result of positions taken in current year	23.3	3.4	16.9
Gross decrease as a result of positions taken in current year	—	—	(6.0)
Decreases related to settlements	(2.0)	(2.7)	(3.7)
Balance, end of year	$77.3	$61.9	$53.0
The total amount of unrecognized tax benefits at December 31, 2013, 2012 and 2011 that, if recognized, would affect the effective tax rate is $70.5 million, $55.2 million and $44.5 million, respectively.
The total amount of interest expense related to uncertainty in income taxes recognized in the Company’s consolidated statements of earnings is $4.3 million, $2.2 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total amount of accrued interest expense related to uncertainty in income taxes included in the Company’s consolidated balance sheets is $9.8 million and $10.0 million at December 31, 2013 and 2012, respectively.
The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to various audit issues will decrease by approximately $4.0 million to $5.0 million primarily due to settlements of income tax audits and Competent Authority negotiations.
The following tax years remain subject to examination:

Major Jurisdictions	Open Years
U.S. Federal	2005 - 2012
California	2000 - 2012
Brazil	2008 - 2012
Canada	2005 - 2012
France	2011 - 2012
Germany	2012
Italy	2008 - 2012
Ireland	2006 - 2012
Spain	2009 - 2012
United Kingdom	2011 - 2012

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Included in accumulated other comprehensive loss as of December 31, 2013 and 2012 are unrecognized actuarial losses of $288.7 million and $330.0 million, respectively, related to the Company’s pension plans. Of the December 31, 2013 amount, the Company expects to recognize approximately $19.0 million in net periodic benefit cost during 2014. Also included in accumulated other comprehensive loss at December 31, 2013 and 2012 are unrecognized prior service credits of $17.0 million and $19.7 million, respectively, and unrecognized actuarial losses of $12.1 million and $19.0 million, respectively, related to the Company’s retiree health plan. Of the December 31, 2013 amounts, the Company expects to recognize $2.7 million of the unrecognized prior service credits and $0.8 million of the unrecognized actuarial losses in net periodic benefit cost during 2014.
Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, funding policy, fair value of plan assets, assumptions used to determine net periodic benefit cost and estimated future benefit payments are summarized below for the Company’s U.S. and major non-U.S. pension plans and retiree health plan.
 Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended 2013, 2012 and 2011 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost	$28.5	$25.7	$23.7	$1.8	$1.7	$1.9
Interest cost	46.2	43.8	42.6	2.0	1.9	2.6
Expected return on plan assets	(45.0)	(43.4)	(44.3)	—	—	—
Amortization of prior service costs (credits)	—	—	0.1	(2.7)	(2.7)	(1.6)
Recognized net actuarial losses	31.0	27.0	17.3	1.4	1.3	1.1
Net periodic benefit cost	$60.7	$53.1	$39.4	$2.5	$2.2	$4.0

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2013 and 2012.

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$1,084.6	$933.2	$47.9	$42.5
Service cost	28.5	25.7	1.8	1.7
Interest cost	46.2	43.8	2.0	1.9
Participant contributions	1.5	1.5	—	—
Plan changes	(1.0)	(1.6)	—	—
Actuarial (gains) losses	(25.7)	93.3	(5.4)	2.5
Benefits paid	(19.8)	(17.9)	(0.5)	(0.7)
Impact of foreign currency translation	11.3	6.6	—	—
Projected benefit obligation, end of year	1,125.6	1,084.6	45.8	47.9

Change in Plan Assets
Fair value of plan assets, beginning of year	869.3	729.9	—	—
Actual return on plan assets	31.3	103.0	—	—
Company contributions	42.3	47.1	0.5	0.7
Participant contributions	1.5	1.5	—	—
Benefits paid	(19.8)	(17.9)	(0.5)	(0.7)
Impact of foreign currency translation	9.3	5.7	—	—
Fair value of plan assets, end of year	933.9	869.3	—	—
Funded status of plans	$(191.7)	$(215.3)	$(45.8)	$(47.9)
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
Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheet at December 31, 2013 and 2012:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(in millions)
Investments and other assets	$5.6	$5.7	$—	$—
Accrued compensation	(2.8)	(2.7)	(1.5)	(1.3)
Other liabilities	(194.5)	(218.3)	(44.3)	(46.6)
Net accrued benefit costs	$(191.7)	$(215.3)	$(45.8)	$(47.9)
The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $1,018.0 million and $987.3 million at December 31, 2013 and 2012, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of the fair value of plan assets and pension plans with accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2013 and 2012 were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2013	2012	2013	2012
	(in millions)
Projected benefit obligation	$1,098.4	$1,061.6	$327.5	$980.9
Accumulated benefit obligation	992.3	965.8	283.5	900.7
Fair value of plan assets	901.1	840.6	156.6	762.7
The Company’s funding policy for its funded pension plans is based upon the greater of: (i) annual service cost, administrative expenses and a seven year amortization of any funded deficit or surplus relative to the projected pension benefit obligations or (ii) local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the nonqualified plans are paid as they come due. In 2014, the Company expects to pay contributions of between $30.0 million and $40.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan (unaudited).
Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 12, “Fair Value Measurements.”
The table below presents total plan assets by investment category as of December 31, 2013 and 2012 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and Equivalents	$16.9	$—	$16.9	$—
Equity Securities
U.S. small-cap growth	26.1	26.1	—	—
U.S. large-cap index	65.3	65.3	—	—
International equities	212.7	212.7	—	—
Fixed Income Securities
U.S. Treasury bonds	86.5	—	86.5	—
Global corporate bonds	385.1	—	385.1	—
International bond funds	91.4	—	91.4	—
Global corporate bond funds	20.4	20.4	—	—
International government bond funds	29.5	29.5	—	—
	$933.9	$354.0	$579.9	$—

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and Equivalents	$16.2	$—	$16.2	$—
Equity Securities
U.S. small-cap growth	26.5	26.5	—	—
U.S. large-cap index	74.0	74.0	—	—
International equities	201.4	201.4	—	—
Fixed Income Securities
U.S. Treasury bonds	87.3	—	87.3	—
Global corporate bonds	345.4	—	345.4	—
International bond funds	82.6	—	82.6	—
Global corporate bond funds	14.6	14.6	—	—
International government bond funds	21.3	21.3	—	—
	$869.3	$337.8	$531.5	$—
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
 Assumptions
The weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation were as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
For Determining Net Periodic Benefit Cost
U.S. Plans:
Discount rate	4.23%	4.63%	5.51%	4.21%	4.60%	5.56%
Expected return on plan assets	6.25%	6.75%	7.25%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—
Non-U.S. Pension Plans:
Discount rate	4.55%	5.14%	5.57%
Expected return on plan assets	4.36%	4.80%	5.70%
Rate of compensation increase	2.89%	3.04%	3.10%

For Determining Projected Benefit Obligation
U.S. Plans:
Discount rate	5.05%	4.23%		5.02%	4.21%
Rate of compensation increase	4.00%	4.00%		—	—
Non-U.S. Pension Plans:
Discount rate	4.19%	4.55%
Rate of compensation increase	2.94%	2.89%
Under the current terms of the U.S. retiree health plan, the annual increase in the Company's subsidy to each retiree is capped at the lesser of 3.0% or the rate of medical inflation. The assumed annual increase in medical inflation is 3.0% for the duration of the plan. A one percentage point decrease in the assumed medical inflation rate would result in a $5.7 million reduction

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in postretirement benefit obligation and a $0.5 million reduction in service and interest cost components of the net periodic benefit cost for postretirement benefits.
For the U.S. qualified pension plan and the non-U.S. funded pension plans, the expected return on plan assets was determined using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Historical market returns are studied and long-term historical relationships between equities and fixed income are preserved in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. The Company’s pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities and debt securities investments are used to maximize the long-term rate of return on plan assets, and the Company utilizes a liability driven investment strategy to reduce financial volatility in the funded pension plans over time. The Company’s overall expected long-term rate of return on assets for 2014 is 6.25% for its U.S. funded pension plan and 4.56% for its non-U.S. funded pension plans.
Estimated Future Benefit Payments
Estimated benefit payments over the next 10 years for the Company’s U.S. and major non-U.S. pension plans and retiree health plan are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
2014	$27.1	$1.5
2015	30.1	1.7
2016	33.4	2.0
2017	37.3	2.3
2018	40.7	2.5
2019 – 2023	261.6	15.9
	$430.2	$25.9
Savings and Investment Plan
The Company has a Savings and Investment Plan, which allows all U.S. employees to become participants upon employment. In 2013, 2012 and 2011, participants’ contributions, up to 4% of compensation, generally qualified for a 100% Company match. Company contributions are used to purchase various investment funds at the participants’ discretion. The Company’s cost of the plan was $23.0 million, $19.9 million and $18.7 million in 2013, 2012 and 2011, respectively.
In addition, the Company has a Company sponsored retirement contribution program under the Savings and Investment Plan, which provides all U.S. employees hired after September 30, 2002 with at least six months of service and certain other employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution do not accrue benefits under the Company’s defined benefit pension plan. The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $25.6 million, $23.0 million and $19.6 million in 2013, 2012 and 2011, respectively.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for restricted stock grants pursuant to the Company’s executive bonus plan, which generally become fully vested and free of restrictions two years from the date of grant.
Restricted share awards to non-employee directors generally vest and become free of restrictions twelve months after the date of grant.
At December 31, 2013, the aggregate number of shares available for future grant under the incentive award plan for stock options and restricted share awards was approximately 19.5 million shares.
Share-Based Award Activity and Balances
The following table summarizes the Company’s stock option activity:

	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands, except option exercise price and fair value data)
Outstanding, beginning of year	21,567	$65.00	22,651	$57.47	23,856	$51.50
Options granted	4,511	105.38	4,372	88.01	5,007	75.95
Options exercised	(3,187)	57.36	(4,928)	50.02	(5,496)	48.01
Options cancelled	(874)	89.29	(528)	72.39	(716)	60.35
Outstanding, end of year	22,017	73.41	21,567	65.00	22,651	57.47

Exercisable, end of year	12,051	59.52	10,906	56.25	12,414	53.05

Weighted average per share fair value of options granted during the year		$27.58		$22.45		$23.30
The aggregate intrinsic value of stock options exercised in 2013, 2012 and 2011 was $149.7 million, $202.4 million and $172.5 million, respectively.
As of December 31, 2013, the weighted average remaining contractual life of options outstanding and options exercisable are 6.3 years and 4.7 years, respectively, and based on the Company’s closing year-end stock price of $111.08 at December 31, 2013, the aggregate intrinsic value of options outstanding and options exercisable are $829.4 million and $621.4 million, respectively. Upon exercise of stock options, the Company generally issues shares from treasury stock.
The following table summarizes the Company’s restricted share activity:

	2013		2012		2011
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except fair value data)
Restricted share awards, beginning of year	1,165	$67.08	1,035	$57.38	886	$51.20
Shares granted	178	104.66	360	88.75	277	76.52
Shares vested	(406)	48.20	(198)	57.22	(87)	56.12
Shares cancelled	(62)	78.69	(32)	59.87	(41)	54.45
Restricted share awards, end of year	875	76.59	1,165	67.08	1,035	57.38
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total fair value of restricted shares that vested was $43.0 million in 2013, $17.9 million in 2012 and $6.9 million in 2011, respectively.
Valuation and Expense Recognition of Share-Based Awards
The Company accounts for the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors based on the estimated fair value of the awards.
The following table summarizes share-based compensation expense by award type for the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
	(in millions)
Employee and director stock options	$90.1	$81.1	$64.3
Employee and director restricted share awards	16.4	19.4	14.8
Stock contributed to employee benefit plans	6.2	6.1	5.7
Pre-tax share-based compensation expense	112.7	106.6	84.8
Income tax benefit	(35.8)	(34.6)	(28.0)
Net share-based compensation expense	$76.9	$72.0	$56.8
The following table summarizes pre-tax share-based compensation expense by expense category for the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
	(in millions)
Cost of sales	$9.4	$9.0	$7.8
Selling, general and administrative	74.1	70.1	55.3
Research and development	29.2	27.5	21.7
Pre-tax share-based compensation expense	$112.7	$106.6	$84.8
The fair value of stock option awards that vest based solely on a service condition is estimated using the Black-Scholes option-pricing model. The fair value of share-based awards that contain a market condition is generally estimated using a Monte Carlo simulation model, and the fair value of modifications to share-based awards is generally estimated using a lattice model.
The determination of fair value using the Black-Scholes, Monte Carlo simulation and lattice models is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock options granted during 2013, 2012 and 2011 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2013	2012	2011
Expected volatility	26.22%	25.65%	27.82%
Risk-free interest rate	1.05%	1.07%	2.54%
Expected dividend yield	0.20%	0.26%	0.32%
Expected option life (in years)	5.73	5.73	5.85
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of December 31, 2013, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $202.2 million, which is expected to be recognized over the next 46 months (30 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of December 31, 2013, 2012 and 2011.

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
The Company assesses the adequacy and effectiveness of its interest rate and foreign exchange hedge positions by continually monitoring its interest rate swap and foreign exchange forward and option positions both on a stand-alone basis and in conjunction with its underlying interest rate and foreign currency exposures, from an accounting and economic perspective.
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
From time to time, the Company enters into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures, generally for periods not to exceed 24 months. The Company does not designate these derivative instruments as accounting hedges.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.
Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings. During 2013, 2012 and 2011, the Company recognized realized gains on settled foreign currency option contracts of $6.4 million, $14.2 million and $2.2 million, respectively, and net unrealized gains (losses) on open foreign currency option contracts of $10.4 million, $(15.3) million and $11.1 million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying consolidated statements of earnings. During 2013, 2012 and 2011, the Company recognized total realized and unrealized gains (losses) from foreign exchange forward contracts of $5.3 million, $(0.9) million and $(2.5) million, respectively.
The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At December 31, 2013 and 2012, foreign currency derivative assets associated with the foreign exchange option contracts of $20.2 million and $9.9 million, respectively, were included in “Other current assets.” At December 31, 2013 and 2012, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.2 million and $0.3 million, respectively, were included in “Other current assets.”
At December 31, 2013 and 2012, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	2013		2012
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$35.0	$0.1	$44.6	$0.3
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	41.3	0.1	39.6	—
Foreign currency sold — put options	560.8	20.2	501.6	9.9
The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2013 and 2012, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2013 and 2012. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
Other Financial Instruments
At December 31, 2013 and 2012, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, non-marketable equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments, which represent investments in start-up companies, are estimated based on information provided by these companies. The fair value of notes payable and long-term debt are estimated based on quoted market prices and interest rates.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying amount and estimated fair value of the Company’s other financial instruments at December 31, 2013 and 2012 were as follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$3,046.1	$3,046.1	$2,701.8	$2,701.8
Short-term investments	603.0	603.0	260.6	260.6
Non-current non-marketable equity investments	20.8	20.8	9.0	9.0
Notes payable	55.6	55.6	48.8	48.8
Long-term debt	2,098.3	2,163.8	1,512.4	1,673.0
In 2013 and 2011, the Company recorded impairment charges of $3.7 million and $3.2 million, respectively, included in "Other, net" non-operating expense due to the other than temporary decline in value of a non-marketable equity investment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2013, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s estimates.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2013 and 2012, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, deferred executive compensation investments and liabilities and contingent consideration liabilities. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$2,016.8	$—	$2,016.8	$—
Foreign time deposits	370.3	—	370.3	—
Other cash equivalents	1,080.4	—	1,080.4	—
Foreign exchange derivative assets	20.4	—	20.4	—
Deferred executive compensation investments	100.7	80.4	20.3	—
	$3,588.6	$80.4	$3,508.2	$—
Liabilities
Deferred executive compensation liabilities	$93.0	$72.7	$20.3	$—
Contingent consideration liabilities	225.2	—	—	225.2
	$318.2	$72.7	$20.3	$225.2

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,709.0	$—	$1,709.0	$—
Foreign time deposits	341.7	—	341.7	—
Other cash equivalents	685.0	—	685.0	—
Foreign exchange derivative assets	10.2	—	10.2	—
Deferred executive compensation investments	81.7	66.8	14.9	—
	$2,827.6	$66.8	$2,760.8	$—
Liabilities
Deferred executive compensation liabilities	73.5	58.6	14.9	—
Contingent consideration liabilities	224.3	—	—	224.3
	$297.8	$58.6	$14.9	$224.3
Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Other cash equivalents consist primarily of money-market fund investments. Short-term investments consist of commercial paper and foreign time deposits. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The Company believes the fair values assigned to its derivative instruments as of December 31, 2013 and 2012 are based upon reasonable estimates and assumptions. Assets and liabilities related to deferred executive compensation consist of actively traded mutual funds classified as Level 1 and money-market funds classified as Level 2.
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
The Company estimates the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. The Company

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

estimates the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using the Company's estimated cost of borrowing. The unobservable inputs to the valuation models that have the most significant effect on the fair value of the Company's contingent consideration liabilities are the probabilities that certain in-process development projects will meet specified development milestones, including ultimate approval by the FDA. The Company currently estimates that the probabilities of success in meeting the specified development milestones are between 65% and 75%.
The following table provides a reconciliation of the change in the contingent consideration liabilities for the years ended December 31, 2013 and 2012:

	2013	2012
	(in million)
Balance, beginning of year	$224.3	$214.6
Additions during the period related to business combinations	—	6.9
Change in the estimated fair value of the contingent consideration liabilities	70.7	5.4
Payments made during the period	(61.2)	(5.1)
Foreign exchange translation effects	(8.6)	2.5
Balance, end of year	$225.2	$224.3
The change in estimated fair value of contingent consideration liabilities during 2013 is primarily related to positive results from a Phase II clinical trial for the Company's novel compound to treat erythema associated with rosacea that was acquired in connection with the 2011 acquisition of Vicept Therapeutics, Inc. The successful completion of this Phase II clinical trial increased the technology's probability of success in meeting future specified development milestones and, accordingly, increased the Company's estimated fair value of the related contingent consideration liability.

Note 13:  Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in various legal actions, government investigations and environmental proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these actions, proceedings and investigations are described below.
The Company’s legal proceedings range from cases brought by a single plaintiff to a class action with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of the Company’s business and a variety of claims (including but not limited to patent infringement, marketing, product liability, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. Complex legal proceedings frequently extend for several years, and a number of the matters pending against the Company are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to determine whether the proceeding is material to the Company or to estimate a range of possible loss, if any. Unless otherwise disclosed, the Company is unable to estimate the possible loss or range of loss for the legal proceedings described below. Litigation is unpredictable and, while it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
Stockholder Derivative Litigation
Botox® Settlement-Related Actions
In 2010, Daniel Himmel, Willa Rosenbloom, the Pompano Beach Police & Firefighters’ Retirement System and the Western Washington Laborers-Employers Pension Trust separately filed stockholder derivative complaints against the Company’s then-current Board of Directors as of September 2010 and Allergan, Inc. in the U.S. District Court for the Central

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

District of California alleging violations of federal securities laws, breaches of fiduciary duties, abuse of control, gross mismanagement, and corporate waste and seeks, among other things, damages, corporate governance reforms, attorneys’ fees and costs. The actions were subsequently consolidated. In 2012, the U.S. District Court entered an order granting the Company’s and the individual defendants’ motion to dismiss the first amended verified consolidated complaint and dismissed the consolidated action with prejudice. The plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit and their opening appellate brief. The Company and the individual defendants have filed an answering appellate brief.
2011 Incentive Award Plan Action
The New Jersey Building Laborers Pension Fund filed a stockholder derivative complaint against members of the Company’s Board, three current officers of Allergan, Inc., one former officer of Allergan, Inc., and Allergan, Inc. in the U.S. District Court for the District of Delaware alleging claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and wrongful acts and omissions under federal securities laws and seeks, among other things, an order voiding the stockholders’ vote and Allergan, Inc.’s 2011 Incentive Award Plan, damages, attorneys’ fees and costs. Plaintiff dismissed its claims against the former officer of Allergan, Inc. In June 2012, the U.S. District Court heard oral argument on the motions to dismiss filed by the Company and the individual defendants and took the matter under submission.
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
Combigan®
Combigan® I. After Sandoz, Inc. (Sandoz), Alcon Research, Ltd. and its affiliates (Alcon), Hi-Tech, Apotex, Watson Pharma, Inc. and Watson Pharmaceuticals, Inc. (Watson, and collectively, the Combigan Defendants) each filed an ANDA seeking approval of generic forms of Combigan®, a brimonidine tartrate 0.2%, timolol 0.5% ophthalmic solution, the Company received paragraph 4 invalidity and noninfringement certifications from the Combigan Defendants contending that U.S. Patent Numbers 7,030,149, 7,320,976, 7,323,463 and 7,642,258 (the Combigan Patents) are invalid or not infringed by the proposed generic products. The Company filed a complaint against the Combigan Defendants in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging infringement of the Combigan Patents. Before trial, the Company settled with Hi-Tech. In 2011, the U.S. District Court held a bench trial and issued its opinion holding that the Combigan Patents are not invalid and are infringed by defendants’ proposed products, and entered a final judgment and injunction in the Company’s favor. In May 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the ruling of the U.S. District Court finding that U.S. Patent Number 7,030,149 is not invalid, affirmed the District Court’s claim construction ruling and reversed the District Court’s ruling finding that the asserted claims of U.S. Patent Number 7,323,463 are not invalid; the Court of Appeals declined to address the claims regarding U.S. Patent Numbers 7,320,976 and 7,642,258. In January 2014, Sandoz and Alcon filed a Petition for Writ of Certiorari to the U.S. Supreme Court appealing this Court of Appeals ruling. In September and October 2013, Sandoz, Alcon, and Apotex filed a motion seeking to modify the permanent injunction issued by the U.S. District Court for the Eastern District of Texas. In December 2013, the U.S. District Court for the Eastern District of Texas denied Sandoz, Alcon, and Apotex’s motion to modify the permanent injunction. In February 2014, Sandoz, Alcon and Apotex filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit appealing this District Court ruling.
Combigan® II. In 2012, the Company filed a complaint against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Number 8,133,890 (‘890 Patent), and subsequently amended their complaint to assert infringement of U.S. Patent Number 8,354,409. In March 2013, the Company received a paragraph 4 invalidity and noninfringement certification from Sandoz, contending that the ‘890 Patent is invalid and not infringed by the proposed generic product. In October 2013, the Company filed a motion to stay and administratively close the Combigan II matter, which was granted.
Latisse®. After Apotex, Sandoz, Hi-Tech and Watson each filed an ANDA seeking approval of a generic form of Latisse® 0.03% bimatoprost ophthalmic solution, the Company received paragraph 4 invalidity and noninfringement certifications from

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Apotex, Sandoz, Hi-Tech and Watson contending that U.S. Patent Numbers 7,351,404 (‘404 Patent), 7,388,029 (‘029 Patent), 8,038,988 (‘988 Patent) and 8,101,161 (‘161 Patent) are invalid or not infringed by the proposed generic products. The Company, with Duke University, filed complaints against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Middle District of North Carolina alleging that their proposed products infringe the ‘404, ‘029, ‘988 and ‘161 Patents.
In 2012, the U.S. District Court commenced a bench trial on the ‘404 and ‘029 Patents in the Apotex, Sandoz, and Hi-Tech actions. In January 2013, the U.S. District Court issued its opinion holding that the ‘404 and ‘029 Patents are not invalid and are infringed by Apotex, Sandoz, and Hi-Tech’s proposed products and entered a final judgment in the Company’s favor and against these defendants. In February 2013, the U.S. District Court issued judgment for the Company and Duke University against Watson, finding that the ‘404 and ‘029 Patents are not invalid and are infringed by Watson’s proposed product. In February 2013, the Company and Duke filed motions for permanent injunction as to Apotex, Sandoz, Hi-Tech and Watson. In February 2013, Apotex, Sandoz and Hi-Tech filed a Notice of Appeal. The U.S. District Court has not yet set a trial date for the actions on the ‘988 and ‘161 Patents.
In January 2013, the Company filed a complaint against Apotex, Sandoz, Hi-Tech and Watson in the U.S. District Court for the Middle District of North Carolina alleging that the defendants’ proposed products infringe U.S. Patent Number 8,263,054. No trial date has been set. In April 2013, the U.S. District Court granted the Company and Duke University’s motions for permanent injunction as to Apotex, Sandoz, Hi-Tech, and Watson. In April 2013, the U.S. District Court for the Middle District of North Carolina entered a permanent injunction against Apotex, Sandoz, Hi-Tech, and Watson. In May 2013, the U.S. Court of Appeals for the Federal Circuit denied the Company’s motion to dismiss Apotex, Sandoz, and Hi-Tech’s appeal, but granted it with respect to Watson. In May 2013, Watson filed an amended notice of appeal and its appeal was consolidated with that of Apotex, Sandoz, and Hi-Tech. In February 2014, the U.S. Court of Appeals for the Federal Circuit heard oral argument on Apotex, Sandoz, Hi-Tech, and Watson’s appeal regarding the ‘404 and ‘029 Patents and took the matter under submission.
Lumigan® 0.01%. After Sandoz, Lupin, Hi-Tech and Watson (the Lumigan Defendants) each filed an ANDA seeking approval of a generic form of Lumigan® 0.01% bimatoprost ophthalmic solution, the Company received paragraph 4 invalidity and noninfringement certifications contending that U.S. Patent Numbers 7,851,504 and 5,688,819 (Lumigan Patents) are invalid or not infringed by the proposed generic products. The Company filed complaints against the Lumigan Defendants in the U.S. District Court for the Eastern District of Texas alleging that their proposed products infringe the Lumigan Patents. In January 2013, the Company filed an amended complaint against the Lumigan Defendants alleging that, in addition to the Lumigan Patents, the defendants’ proposed generic products infringe U.S. Patent Numbers 8,278,353, 8,299,118, 8,309,605, and 8,338,479 (Additional Lumigan Patents). In July 2013, a bench trial was held and the U.S. District Court for the Eastern District of Texas took the matter under submission. In 2013, after Lupin and Watson separately filed an ANDA with the FDA seeking approval to market a generic version of Lumigan® 0.01%, the Company received paragraph 4 invalidity and noninfringement certifications from Lupin and Watson, contending that the Additional Lumigan Patents are invalid and not infringed by the proposed generic product. In January 2014, the U.S. District Court issued its opinion holding that the Lumigan Patents and Additional Lumigan Patents (excluding U.S. Patent Number 5,688,819, which claim was previously dismissed by the Company) are not invalid and are infringed by the Lumigan Defendants’ proposed products and entered a final judgment and injunction in the Company’s favor and against the Lumigan Defendants. In February 2014, the Lumigan Defendants filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit.
Other Litigation
Allergan, Inc. v. Cayman Chemical Company, et al. The Company, with Duke University (Duke) and Murray A. Johnstone, M,D. (Johnstone), filed complaints against several defendants, including Athena Cosmetics, Inc. (Athena), Cosmetic Alchemy, LLC (Cosmetic Alchemy), LifeTech Resources, LLC (LifeTech), and Rocasuba, Inc. (Rocasuba), in the U.S. District Court for the Central District of California alleging that the defendants are in violation of the California unfair competition statute and infringing the ‘404 Patent and U.S. Patent Numbers 6,262,105 (‘105 Patent) and 7,388,029 ( ‘029 Patent). In 2012, the U.S. District Court granted the Company’s motion for partial summary judgment on our unfair competition claim against Athena, Cosmetic Alchemy, LifeTech and Rocasuba. In 2012, the U.S. District Court granted the motion by the Company and Duke to dismiss the claims on the ‘029 patent. The U.S. District Court set trial on the patent claims for May 7, 2013. In January 2013, Athena filed a motion for summary judgment of invalidity of the ‘404 Patent, the Company filed a motion for permanent injunction against Athena, Cosmetic Alchemy, LifeTech and Rocasuba, and the Company and Johnstone filed a motion for partial summary judgment against Cosmetic Alchemy on their patent infringement and contributory infringement claims regarding the ‘105 Patent. In 2013, the Company reached a settlement with LifeTech and Rocasuba and they were dismissed from the case. In February and March 2013, the U.S. District Court for the Central District of California denied Athena motion for summary judgment of invalidity of the ‘404 Patent, granted the Company’s motion for permanent injunction against Athena, Cosmetic

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Alchemy, LifeTech, and Rocasuba, and granted the Company and Johnstone’s motion for partial summary judgment against Cosmetic Alchemy on its patent infringement and contributory infringement claims regarding the ‘105 Patent. In March 2013, Cosmetic Alchemy was dismissed from the case. In March 2013, Athena filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. In March 2013, the U.S. District Court dismissed all claims and counterclaims except the Company’s unfair competition claim against Athena. In October 2013, the U.S. Court of Appeals for the Federal Circuit heard oral argument on Athena’s appeal and took the matter under submission. In December 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court’s grant of summary judgment that Athena violated the California unfair competition statute, vacated the injunction entered by the U.S. District Court, and remanded to the U.S. District Court to limit the scope of the injunction to regulate conduct occurring within California.
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
As of June 1, 2012 the Company is largely self-insured for future product liability losses related to all of its products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in 2013, 2012 and 2011, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of December 31, 2013 and 2012 are not material.
The Company has provided reserves for contingencies related to various lawsuits, claims and contractual disputes that management believes are probable and reasonably estimable. The amounts reserved for these contingencies as of December 31, 2013 and 2012 are not material.
Operating Lease Obligations
The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $79.0 million in 2013, $67.0 million in 2012 and $58.1 million in 2011.
Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2013 are as follows: $67.8 million in 2014, $47.6 million in 2015, $31.1 million in 2016, $17.1 million in 2017, $11.4 million in 2018 and $57.1 million thereafter.

Note 14:  Guarantees
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 The following table provides a reconciliation of the change in estimated product warranty liabilities for the years ended December 31, 2013 and 2012:

	2013	2012
	(in millions)
Balance, beginning of year	$34.4	$32.6
Provision for warranties issued during the year	8.0	9.9
Settlements made during the year	(8.1)	(8.1)
Decreases in warranty estimates	(0.7)	—
Balance, end of year	$33.6	$34.4

Current portion	$7.6	$6.7
Non-current portion	26.0	27.7
Total	$33.6	$34.4

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating Segments

	2013	2012	2011
	(in millions)
Product net sales:
Specialty pharmaceuticals	$5,339.0	$4,784.6	$4,432.0
Medical devices	858.5	764.7	712.0
Total product net sales	6,197.5	5,549.3	5,144.0
Other revenues	102.9	97.3	72.0
Total revenues	$6,300.4	$5,646.6	$5,216.0

Operating income:
Specialty pharmaceuticals	$2,282.0	$1,997.7	$1,763.3
Medical devices	246.2	229.1	238.1
Total segments	2,528.2	2,226.8	2,001.4
General and administrative expenses, other indirect costs and other adjustments	594.6	525.3	556.7
Amortization of intangible assets (a)	107.4	66.7	62.6
Impairment of intangible assets and related costs	11.4	22.3	7.6
Restructuring charges (reversal)	5.5	1.5	(0.1)
Total operating income	$1,809.3	$1,611.0	$1,374.6
——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal geographic markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 62.0%, 60.9% and 60.0% of the Company’s total consolidated product net sales in 2013, 2012 and 2011, respectively.
Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2013, 2012 and 2011 were 15.0%, 14.6% and 13.1%, respectively, of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the years ended December 31, 2013, 2012 and 2011 were 13.0%, 14.7% and 14.6%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Other medical devices product net sales represent sales made pursuant to certain transitional manufacturing and distribution service agreements with Apollo related to the sale of the Company's obesity intervention business unit. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Net Sales by Product Line

	2013	2012	2011
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,890.3	$2,692.2	$2,520.2
Botox®/Neuromodulators	1,982.2	1,766.3	1,594.9
Skin Care and Other	466.5	326.1	316.9
Total Specialty Pharmaceuticals	5,339.0	4,784.6	4,432.0

Medical Devices:
Breast Aesthetics	377.9	377.1	349.3
Facial Aesthetics	477.5	387.6	362.7
Core Medical Devices	855.4	764.7	712.0
Other	3.1	—	—
Total Medical Devices	858.5	764.7	712.0

Total product net sales	$6,197.5	$5,549.3	$5,144.0
Geographic Information

	Product Net Sales
	2013	2012	2011
	(in millions)
United States	$3,839.4	$3,379.1	$3,086.3
Europe	1,237.8	1,095.5	1,057.4
Latin America	383.0	386.3	377.3
Asia Pacific	464.1	432.3	389.3
Other	273.2	256.1	233.7
Total product net sales	$6,197.5	$5,549.3	$5,144.0

	Long-lived Assets		Depreciation and Amortization			Capital Expenditures
	2013	2012	2013	2012	2011	2013	2012	2011
	(in millions)
United States	$4,274.7	$3,242.9	$181.2	$153.5	$146.7	$82.3	$75.7	$63.3
Europe	569.9	538.6	49.6	48.1	49.7	79.7	59.5	45.6
Latin America	52.2	55.2	7.7	8.1	9.4	7.6	6.0	6.3
Asia Pacific	51.2	53.8	5.0	4.6	4.5	2.3	2.0	2.1
Other	1.4	2.2	0.6	0.8	0.9	—	0.1	—
Total	$4,949.4	$3,892.7	$244.1	$215.1	$211.2	$171.9	$143.3	$117.3
The increase in long-lived assets located in the United States at December 31, 2013 compared to December 31, 2012 is primarily due to an increase in intangible assets and goodwill related to the acquisitions of MAP completed in the first quarter of 2013 and Exemplar completed in the second quarter of 2013.
The increase in United States depreciation and amortization for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily relates to amortization of acquired intangible assets associated with the acquisitions of MAP in the first quarter of 2013 and SkinMedica in the fourth quarter of 2012.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17:  Earnings Per Share
The table below presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.:
Earnings from continuing operations attributable to Allergan, Inc.:
Earnings from continuing operations	$1,272.5	$1,100.7	$949.6
Less net earnings attributable to noncontrolling interest	3.6	3.7	3.6
Earnings from continuing operations attributable to Allergan, Inc.	1,268.9	1,097.0	946.0
(Loss) earnings from discontinued operations	(283.8)	1.8	(11.5)
Net earnings attributable to Allergan, Inc.	$985.1	$1,098.8	$934.5

Weighted average number of shares outstanding	296.8	301.5	304.4
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	5.0	5.6	5.5
Dilutive effect of assumed conversion of convertible notes outstanding	—	—	0.3
Diluted shares	301.8	307.1	310.2

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$4.28	$3.64	$3.11
Discontinued operations	(0.96)	—	(0.04)
Net basic earnings per share attributable to Allergan, Inc. stockholders	$3.32	$3.64	$3.07

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$4.20	$3.57	$3.05
Discontinued operations	(0.94)	0.01	(0.04)
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$3.26	$3.58	$3.01
For the year ended December 31, 2013, options to purchase 5.5 million shares of common stock at exercise prices ranging from $81.06 to $113.55 per share were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.
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

Note 18:  Subsequent Event
In January 2014, the Company initiated a restructuring plan that will affect approximately 300 employees, including a reduction of approximately 150 positions. The restructuring plan includes certain sales force realignments and position eliminations, certain facility relocations and closures in the United States and Europe and the realignment of certain other business support functions. The Company currently estimates that the total costs related to this restructuring plan will be between $40 million and $45 million, which includes severance and other one-time termination benefits, lease exit and contract termination costs, accelerated depreciation and share-based compensation expenses, and relocation and duplicate operating expenses. The

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company currently expects that the majority of the expenses will be incurred in 2014 and anticipates that certain expenses related to the relocation of a minor manufacturing facility will be incurred in 2015.

ALLERGAN, INC.
QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2013
Product net sales	$1,432.5	$1,577.0	$1,528.4	$1,659.6	$6,197.5
Total revenues	1,459.6	1,597.7	1,558.7	1,684.4	6,300.4
Operating income	371.1	493.2	490.2	454.8	1,809.3
Earnings from continuing operations before income taxes (a)	346.6	486.4	456.8	441.0	1,730.8
Earnings from continuing operations	273.0	354.0	332.9	312.6	1,272.5
(Loss) earnings from discontinued operations	(258.6)	7.2	(32.1)	(0.3)	(283.8)
Net earnings attributable to Allergan, Inc.	12.5	359.9	299.8	312.9	985.1
Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	0.91	1.19	1.12	1.06	4.28
Discontinued operations	(0.87)	0.03	(0.11)	(0.01)	(0.96)
Net basic earnings per share attributable to Allergan, Inc. stockholders	0.04	1.22	1.01	1.05	3.32
Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	0.89	1.17	1.10	1.04	4.20
Discontinued operations	(0.85)	0.02	(0.10)	—	(0.94)
Net diluted earnings per share attributable to Allergan, Inc. stockholders	0.04	1.19	1.00	1.04	3.26

2012
Product net sales	$1,321.7	$1,426.1	$1,353.7	$1,447.8	$5,549.3
Total revenues	1,347.9	1,450.1	1,376.5	1,472.1	5,646.6
Operating income	351.8	440.0	357.5	461.7	1,611.0
Earnings from continuing operations before income taxes (b)	322.2	429.5	334.3	445.0	1,531.0
Earnings from continuing operations	228.4	297.1	252.9	322.3	1,100.7
Earnings (loss) from discontinued operations	1.9	(0.7)	(2.3)	2.9	1.8
Net earnings attributable to Allergan, Inc.	229.8	295.4	249.4	324.2	1,098.8
Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	0.75	0.98	0.84	1.07	3.64
Discontinued operations	0.01	—	(0.01)	0.01	—
Net basic earnings per share attributable to Allergan, Inc. stockholders	0.76	0.98	0.83	1.08	3.64
Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	0.74	0.96	0.82	1.05	3.57
Discontinued operations	—	—	—	0.01	0.01
Net diluted earnings per share attributable to Allergan, Inc. stockholders	0.74	0.96	0.82	1.06	3.58
——————————

ALLERGAN, INC.
QUARTERLY RESULTS (UNAUDITED) - (Continued)
(a) Includes 2013 pre-tax charges for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
Amortization of intangible assets	$30.7	$29.0	$28.8	$28.2	$116.7
Fair market value inventory adjustment rollout	8.9	—	—	—	8.9
Aggregate charges (reversal) for external costs for stockholder derivative litigation associated with the U.S. Department of Justice (DOJ) settlement and other legal contingency expenses	0.6	2.9	0.1	(0.5)	3.1
Expenses (income) from changes in fair value of contingent consideration	5.8	(2.5)	1.5	65.9	70.7
Integration and transaction costs associated with business combinations	11.4	3.8	3.0	1.4	19.6
Upfront payments for technologies that have not achieved regulatory approval	—	—	6.5	—	6.5
Impairment of an intangible asset for certain distribution rights	—	—	—	11.4	11.4
Restructuring charges	4.3	—	0.6	0.6	5.5
Unrealized (gain) loss on derivative instruments, net	(1.3)	(10.6)	7.6	(6.1)	(10.4)
  ——————————
(b) Includes 2012 pre-tax charges for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
Amortization of intangible assets	$21.3	$23.1	$22.8	$23.0	$90.2
Aggregate charges (reversal) for external costs for stockholder derivative and tax litigation associated with the DOJ settlement and other legal contingency expenses	9.4	(1.0)	0.5	0.8	9.7
Expenses (income) from changes in fair value of contingent consideration	0.6	12.8	2.4	(10.4)	5.4
Upfront payments for technologies that have not achieved regulatory approval	—	—	62.5	—	62.5
Impairment of an in-process research and development asset and a prepaid royalty asset	—	—	—	22.3	22.3
Restructuring charges	—	0.9	0.6	—	1.5
Unrealized loss (gain) on derivative instruments, net	12.5	(4.4)	7.1	0.1	15.3

SCHEDULE II
ALLERGAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012 and 2011

Allowance for Doubtful Accounts Deducted from Trade Receivables	Balance at Beginning of Year	Additions (a)	Deductions (b)	Balance at End of Year
	(in millions)
2013	$24.2	$6.2	$(6.2)	$24.2
2012	27.6	0.8	(4.2)	24.2
2011	25.3	6.6	(4.3)	27.6
 ——————————

(a)	Provision charged to earnings.

(b)	Accounts written off, net of recoveries.