Form 10-Q
period 2014-03-31
ALLERGAN INC
filed 2014-05-07
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-Q
————————————————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 1, 2014, there were 307,592,460 shares of common stock outstanding (including 10,035,841 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Product net sales	$1,619.1	$1,432.5
Other revenues	27.0	27.1
Total revenues	1,646.1	1,459.6

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	204.5	199.9
Selling, general and administrative	658.6	604.8
Research and development	349.0	248.8
Amortization of intangible assets	27.8	30.7
Restructuring charges	24.3	4.3
Operating income	381.9	371.1

Non-operating income (expense):
Interest income	1.8	1.6
Interest expense	(15.7)	(17.4)
Other, net	(6.4)	(8.7)
	(20.3)	(24.5)

Earnings from continuing operations before income taxes	361.6	346.6
Provision for income taxes	103.1	73.6

Earnings from continuing operations	258.5	273.0

Discontinued operations:
Earnings from discontinued operations, net of applicable income tax expense of $0.0 million for the three months ended March 31, 2013	—	0.4
Loss on sale of discontinued operations, net of applicable income tax benefit of $0.3 million and $87.2 million for the three months ended March 31, 2014 and 2013, respectively	(0.6)	(259.0)
Discontinued operations	(0.6)	(258.6)

Net earnings	257.9	14.4
Net earnings attributable to noncontrolling interest	0.6	1.9
Net earnings attributable to Allergan, Inc.	$257.3	$12.5

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$0.87	$0.91
Discontinued operations	(0.01)	(0.87)
Net basic earnings per share attributable to Allergan, Inc. stockholders	$0.86	$0.04

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$0.85	$0.89
Discontinued operations	—	(0.85)
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$0.85	$0.04
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net earnings	$257.9	$14.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3.0	(21.9)
Amortization of deferred holding gains on derivatives designated as cash flow hedges included in net earnings, net of income tax benefit of $0.2 million for the three months ended March 31, 2014 and 2013, respectively(a)	(0.2)	(0.2)
Other comprehensive income (loss)	2.8	(22.1)

Total comprehensive income (loss)	260.7	(7.7)
Comprehensive income attributable to noncontrolling interest	0.8	1.2

Comprehensive income (loss) attributable to Allergan, Inc.	$259.9	$(8.9)
——————————

(a)	Reclassified into "Interest expense" in the unaudited condensed consolidated statements of earnings.

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and equivalents	$2,815.3	$3,046.1
Short-term investments	802.0	603.0
Trade receivables, net	990.4	883.3
Inventories	296.6	285.3
Other current assets	548.7	493.0
Assets of discontinued operations	5.7	9.0
Total current assets	5,458.7	5,319.7
Investments and other assets	226.1	213.2
Deferred tax assets	121.5	128.8
Property, plant and equipment, net	942.3	923.2
Goodwill	2,339.4	2,339.4
Intangibles, net	1,632.2	1,650.0
Total assets	$10,720.2	$10,574.3
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$61.1	$55.6
Accounts payable	316.5	283.2
Accrued compensation	168.1	269.1
Other accrued expenses	702.4	597.5
Income taxes	—	38.9
Total current liabilities	1,248.1	1,244.3
Long-term debt	2,095.1	2,098.3
Other liabilities	752.0	762.2
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,592,460 shares as of March 31, 2014 and 307,554,060 shares as of December 31, 2013	3.1	3.1
Additional paid-in capital	3,124.7	3,032.8
Accumulated other comprehensive loss	(224.0)	(226.6)
Retained earnings	4,790.5	4,646.7
	7,694.3	7,456.0
Less treasury stock, at cost (9,589,474 shares as of March 31, 2014 and 9,947,345 shares as of December 31, 2013)	(1,076.4)	(992.8)
Total stockholders’ equity	6,617.9	6,463.2
Noncontrolling interest	7.1	6.3
Total equity	6,625.0	6,469.5
Total liabilities and equity	$10,720.2	$10,574.3
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net earnings	$257.9	$14.4
Non-cash items included in net earnings:
Depreciation and amortization	60.6	73.1
Amortization of original issue discount and debt issuance costs	0.7	0.5
Amortization of net realized gain on interest rate swaps	(3.7)	(3.6)
Deferred income tax provision (benefit)	3.9	(88.7)
Acquired in-process research and development technology	10.0	—
Loss on disposal and impairment of assets	0.2	0.5
Unrealized loss (gain) on derivative instruments	4.2	(1.3)
Expense of share-based compensation plans	34.7	29.0
Loss on sale of discontinued operations	—	346.2
(Income) expense from changes in fair value of contingent consideration	(0.3)	5.8
Restructuring charges	24.3	4.3
Loss on investment	—	3.7
Changes in operating assets and liabilities:
Trade receivables	(103.5)	(152.8)
Inventories	(12.2)	0.1
Other current assets	6.8	7.8
Other non-current assets	(4.7)	(3.3)
Accounts payable	23.4	(28.5)
Accrued expenses	(46.8)	(66.3)
Income taxes	(83.5)	(36.6)
Other liabilities	(6.2)	15.3
Net cash provided by operating activities	165.8	119.6

Cash flows from investing activities:
Purchases of short-term investments	(664.3)	(50.0)
Purchase of non-marketable equity investment	(10.0)	—
Acquisitions, net of cash acquired	—	(871.4)
Additions to property, plant and equipment	(46.4)	(23.7)
Additions to capitalized software	(3.6)	(2.7)
Additions to intangible assets	—	(0.3)
Proceeds from maturities of short-term investments	465.6	260.6
Proceeds from sale of business	1.8	—
Proceeds from sale of property, plant and equipment	0.1	0.1
Net cash used in investing activities	(256.8)	(687.4)

Cash flows from financing activities:
Dividends to stockholders	(14.9)	(14.9)
Payments to acquire treasury stock	(398.0)	(648.4)
Payments of contingent consideration	(7.6)	(10.1)
Net borrowings of notes payable	5.4	8.4
Sale of stock to employees	217.6	112.2
Excess tax benefits from share-based compensation	59.0	30.8
Debt issuance costs	—	(3.7)
Proceeds from issuance of senior notes, net of discount	—	598.5
Net cash (used in) provided by financing activities	(138.5)	72.8

Effect of exchange rate changes on cash and equivalents	(1.3)	(8.0)
Net decrease in cash and equivalents	(230.8)	(503.0)
Cash and equivalents at beginning of period	3,046.1	2,701.8
Cash and equivalents at end of period	$2,815.3	$2,198.8

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amount capitalized	$17.5	$11.9
Income taxes, net of refunds	$129.5	$77.3
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2013. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other period(s).
Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance became effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company adopted the provisions of the guidance in the first quarter of 2014. The adoption did not have a material impact on the Company’s consolidated financial statements.
In March 2013, the FASB issued an accounting standards update that provides guidance on the accounting for the cumulative translation adjustment (CTA) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this guidance, an entity should recognize the CTA in earnings based on meeting certain criteria, including when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity or upon a sale or transfer that results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. This guidance became effective for fiscal years beginning on or after December 15, 2013, with early adoption permitted. The Company adopted the provisions of the guidance in the first quarter of 2014. The adoption did not have a material impact on the Company’s consolidated financial statements.
New Accounting Standards Not Yet Adopted
In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance will be effective for fiscal years beginning after December 15, 2014, which will be the Company's fiscal year 2015, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company believes that the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.
Medytox Collaboration
On September 25, 2013, the Company announced that it had entered into a license agreement with Medytox, Inc. (Medytox), contingent on obtaining certain government approvals. In January 2014, the Company closed the transaction. Under the terms of the agreement, the Company made an upfront payment to Medytox of $65.0 million in January 2014 and Medytox granted the Company exclusive rights, worldwide outside of Korea with co-exclusive rights in Japan, to develop and, if approved, commercialize certain neurotoxin product candidates currently in development, including a potential liquid-injectable product. The upfront payment of $65.0 million was recorded as research and development (R&D) expense in the first quarter of 2014 because the technology has not yet achieved regulatory approval. The terms of the agreement also include potential future development milestone payments of up to $116.5 million and potential future sales milestone payments of up to $180.5 million, as well as potential future royalty payments.
Other Acquisitions and Collaborations
In March 2014, the Company completed the acquisition of certain assets from Aline Aesthetics, LLC and Tautona Group, L.P. for an upfront payment of $10.0 million and potential future payments for certain milestone events. The Company accounted for the acquisition as a purchase of net assets. The acquired assets primarily consist of intellectual property related to technology under development for use as a dermal filler that has not achieved regulatory approval. The upfront payment was accrued and recorded as R&D expense in the first quarter of 2014.
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
In connection with various business development transactions where the Company has outlicensed its technology to third parties, the Company has aggregate potential future milestone receipts of approximately $55.7 million as of March 31, 2014, none of which are individually significant. Of that amount, approximately $3.5 million relates to achievement of certain development milestones, approximately $17.0 million relates to achievement of certain regulatory milestones, and approximately $35.2 million relates to achievement of certain commercial sales milestones. Due to the challenges associated with developing and obtaining

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

Note 3:  Discontinued Operations
On February 1, 2013, the Company formally committed to pursue a sale of its obesity intervention business unit, including the assets related to the Lap-Band® gastric band system and the Orbera™ intra-gastric balloon system. Accordingly, beginning in the first quarter of 2013, the Company has reported the financial results from that business unit as discontinued operations in the consolidated statements of earnings. In the first quarter of 2013, the Company reported an estimated pre-tax disposal loss of $346.2 million ($259.0 million after tax) related to the obesity intervention business unit from the write-down of the net assets held for sale to their estimated fair value less costs to sell.
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
For the year ended December 31, 2013, the Company reported a total pre-tax loss of $408.2 million ($297.9 million after tax) on the disposal of the obesity intervention business unit net assets. The pre-tax loss includes transaction costs of approximately $2.6 million, consisting primarily of investment banking fees. In the first quarter of 2014, the Company recognized an additional pre-tax loss of $0.9 million ($0.6 million after tax) on the disposal of the obesity intervention business unit net assets.
The assets of discontinued operations of $5.7 million and $9.0 million as of March 31, 2014 and December 31, 2013, respectively, consist of net trade receivables. The remaining balance of retained inventories at March 31, 2014 was included in continuing operations and will be sold to Apollo pursuant to the transition services agreements.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of operations from discontinued operations for the three months ended March 31, 2013:

(in millions)
Product net sales	$33.3

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	5.3
Selling, general and administrative	15.8
Research and development	1.5
Amortization of intangible assets	10.3

Earnings from discontinued operations before income taxes	$0.4

Earnings from discontinued operations, net of income taxes	$0.4

Note 4:  Restructuring Charges and Integration Costs
2014 Restructuring Plan
In January 2014, the Company initiated a restructuring plan that affected approximately 280 employees, including a reduction of approximately 150 positions. The restructuring plan includes certain sales force realignments and position eliminations, certain facility relocations and closures in the United States and Europe and the realignment of certain other business support functions. The Company currently estimates that the total costs related to this restructuring plan will be between $40 million and $45 million, which includes severance and other one-time termination benefits, lease exit and contract termination costs, accelerated depreciation and share-based compensation expenses, and relocation and duplicate operating expenses.
The Company began to record costs associated with the 2014 restructuring plan in the first quarter of 2014 and expects that the majority of the expenses will be incurred in 2014 with the exception of certain expenses related to the relocation of a minor manufacturing facility to be incurred in 2015. The restructuring charges primarily consist of employee severance, one-time termination benefits and contract termination costs associated with the restructuring plan. In the first quarter of 2014, the Company recorded restructuring charges of $24.0 million and recognized additional costs of $6.5 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.8 million of cost of sales, $4.3 million in selling, general and administrative (SG&A) expenses and $1.4 million in R&D expenses.
The following table presents the restructuring charges related to the 2014 restructuring plan during the first quarter of 2014:

	Employee Severance	Other	Total
	(in millions)
Restructuring charges during the three month period ended March 31, 2014	$22.9	$1.1	$24.0
Spending	(8.1)	(0.9)	(9.0)
Balance at March 31, 2014 (included in "Other accrued expenses")	$14.8	$0.2	$15.0
Other Restructuring Activities and Integration Costs
In connection with the March 2013 acquisition of MAP, the April 2013 acquisition of Exemplar and the December 2012 acquisition of SkinMedica, Inc., the Company initiated restructuring activities in 2013 to integrate the operations of the acquired businesses with the Company's operations and to capture synergies through the centralization of certain research and development, manufacturing, general and administrative and commercial functions. For the year ended December 31, 2013, the Company recorded $4.5 million of restructuring charges, including $4.3 million in the first quarter of 2013, primarily consisting of employee severance and other one-time termination benefits for approximately 111 people. In the first quarter of 2014, the Company recorded an additional $0.4 million of restructuring charges.
Included in the three month period ended March 31, 2014 are a $0.1 million restructuring charge reversal for employee severance and other one-time termination benefits and $0.4 million of R&D expenses related to the realignment of various business

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

functions initiated in prior years. Included in the three month period ended March 31, 2013 are $0.1 million of SG&A expenses related to the realignment of various business functions initiated in prior years.
Included in the three month period ended March 31, 2014 are $0.8 million of SG&A expenses and $0.4 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in the three month period ended March 31, 2013 are $11.4 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. The SG&A expenses for the three month period ended March 31, 2013 primarily consist of investment banking and legal fees.

Note 5:  Intangibles and Goodwill
Intangibles
At March 31, 2014 and December 31, 2013, the components of intangibles and certain other related information were as follows:

	March 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$657.9	$(358.3)	11.1	$647.7	$(343.8)	11.1
Customer relationships	54.7	(27.0)	2.7	54.7	(21.8)	2.7
Licensing	185.9	(165.6)	9.3	185.8	(164.8)	9.3
Trademarks	89.7	(30.9)	12.4	89.6	(29.7)	12.4
Core technology	327.6	(72.4)	14.8	327.5	(66.9)	14.8
Other	30.6	(13.8)	7.6	30.7	(12.8)	7.6
	1,346.4	(668.0)	11.4	1,336.0	(639.8)	11.4
Unamortizable Intangible Assets:
In-process research and development	953.8	—		953.8	—
	$2,300.2	$(668.0)		$2,289.8	$(639.8)
Developed technology consists primarily of current product offerings, primarily breast aesthetics products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with business combinations. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Core technology consists of a drug delivery technology acquired in connection with the Company's 2013 acquisition of MAP, proprietary technology associated with silicone gel breast implants acquired in connection with the Company's 2006 acquisition of Inamed Corporation, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist primarily of acquired product registration rights, distributor relationships, distribution rights, government permits, non-compete agreements and a defensive asset associated with developed technology that has been commercialized. The in-process research and development assets consist primarily of an orally inhaled drug for the potential acute treatment of migraine in adults acquired in connection with the Company's 2013 acquisition of MAP and a novel compound to treat erythema associated with rosacea acquired in connection with the Company’s 2011 acquisition of Vicept Therapeutics, Inc. that is currently under development.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides amortization expense by major categories of intangible assets for the three month periods ended March 31, 2014 and 2013, respectively:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Developed technology	$14.4	$14.3
Customer relationships	5.1	5.1
Licensing	0.7	5.2
Trademarks	1.1	1.1
Core technology	5.5	2.9
Other	1.0	2.1
	$27.8	$30.7
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
Estimated amortization expense is $111.0 million for 2014, $97.7 million for 2015, $77.4 million for 2016, $58.9 million for 2017 and $56.9 million for 2018.
Goodwill
Changes in the carrying amount of goodwill by operating segment through March 31, 2014 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2013	$501.2	$1,838.2	$2,339.4
Foreign exchange translation effects	(0.2)	0.2	—
Balance at March 31, 2014	$501.0	$1,838.4	$2,339.4

Note 6:  Inventories
Components of inventories were:

	March 31, 2014	December 31, 2013
	(in millions)
Finished products	$181.1	$180.0
Work in process	42.7	44.1
Raw materials	72.8	61.2
Total	$296.6	$285.3
At March 31, 2014 and December 31, 2013, approximately $12.4 million and $11.7 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

Note 7:  Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, R&D tax credits available in

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

California and other foreign jurisdictions and deductions available in the United States for domestic production activities. The Company currently expects the U.S. R&D tax credit to be renewed in the fourth quarter of 2014, with retroactive effect to January 1, 2014; however, until appropriate legislation is enacted in the United States to renew the R&D tax credit, the estimated annual effective tax rate for fiscal year 2014 must exclude any potential benefit for this credit. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and acquired net operating losses, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryovers.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $48.9 million at March 31, 2014 and December 31, 2013.
The total amount of unrecognized tax benefits was $67.1 million and $77.3 million as of March 31, 2014 and December 31, 2013, respectively. The decrease in unrecognized tax benefits is primarily attributable to changes in estimates of certain transfer-pricing positions related to prior year filings. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $60.8 million and $70.5 million as of March 31, 2014 and December 31, 2013, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $11.0 million to $12.0 million due to the settlement of income tax audits, Appeals proceedings and Competent Authority negotiations in the United States and certain foreign jurisdictions.
During the third quarter of 2013, the Company reached a preliminary settlement for the Company’s acquired subsidiary, Inamed, for tax year 2005 with the IRS that was pending final review and approval by the U.S. Tax Court. The U.S. Tax Court approved the settlement in the first quarter of 2014. The impact of this settlement is not considered material.
Total interest accrued related to uncertain tax positions included in the Company's unaudited condensed consolidated balance sheets was $6.8 million and $9.8 million as of March 31, 2014 and December 31, 2013, respectively.
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
For the three month periods ended March 31, 2014 and 2013, share-based compensation expense was as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Cost of sales	$1.9	$1.8
Selling, general and administrative	23.2	19.4
Research and development	9.6	7.3
Pre-tax share-based compensation expense	34.7	28.5
Income tax benefit	10.7	9.4
Net share-based compensation expense	$24.0	$19.1
As of March 31, 2014, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $277.1 million, which is expected to be recognized over the next 47 months (37 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of March 31, 2014.
Note 9:  Employee Retirement and Other Benefit Plans
The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.
Components of net periodic benefit cost for the three month periods ended March 31, 2014 and 2013, respectively, were as follows:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(in millions)
Service cost	$6.9	$7.1	$0.4	$0.4
Interest cost	13.3	11.6	0.6	0.5
Expected return on plan assets	(13.1)	(11.3)	—	—
Amortization of prior service costs	—	—	(0.7)	(0.7)
Recognized net actuarial losses	4.7	7.8	0.2	0.4
Net periodic benefit cost	$11.8	$15.2	$0.5	$0.6
In 2014, the Company expects to pay contributions of between $30.0 million and $40.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10:  Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in various legal actions, government investigations and environmental proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these actions, proceedings and investigations are described below. The following supplements the discussion set forth in Note 13 “Commitments and Contingencies - Legal Proceedings” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and is limited to certain recent developments concerning the Company's legal proceedings.
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
Stockholder Derivative Litigation
2011 Incentive Award Plan Action
In March 2014, the U.S. District Court entered a report and recommendation that Allergan’s motion to dismiss be granted and the individual defendants’ motion to dismiss be denied.
Patent Litigation
We are involved in patent litigation matters, including certain paragraph 4 invalidity and non-infringement claims brought under the Hatch-Waxman Act in the United States described below.
Combigan®
Combigan® I. In March 2014, the U.S. Supreme Court denied Sandoz, Inc., Alcon Research, Ltd. and Falcon Pharmaceuticals, Ltd.’s Petition for Writ of Certiorari.
Restasis®
In January 2014, the Company received a purported paragraph 4 certification from Watson Laboratories, Inc., a subsidiary of Actavis plc (Watson), contending that it had filed an ANDA seeking approval of a generic form of Restasis® (cyclosporine) ophthalmic emulsion, 0.05%, and that U.S. Patent Number 8,629,111 (Restasis Patent) is invalid, unenforceable and/or not infringed. In March 2014, the Company filed a complaint against Watson in the U.S. District Court for the Eastern District of Texas alleging that Watson sent a premature, improper, null and void paragraph 4 certification and, in the alternative, that its proposed product infringes the Restasis Patent.
Contingencies
The Company is largely self-insured for future product liability losses related to all of its products. The Company has historically been and continues to be self-insured for any product liability losses related to its breast implant products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the first quarter of 2014 and 2013, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of March 31, 2014 are not material.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has provided reserves for contingencies related to various lawsuits, claims and contractual disputes that management believes are probable and reasonably estimable. The amounts reserved for these contingencies as of March 31, 2014 are not material.

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
The following table provides a reconciliation of the change in estimated product warranty liabilities through March 31, 2014:

(in millions)
Balance at December 31, 2013	$33.6
Provision for warranties issued during the period	2.6
Settlements made during the period	(2.4)
Balance at March 31, 2014	$33.8

Current portion	$7.6
Non-current portion	26.2
Total	$33.8

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13:  Earnings Per Share
The table below presents the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)

Net earnings attributable to Allergan, Inc.:
Earnings from continuing operations attributable to Allergan, Inc.:
Earnings from continuing operations	$258.5	$273.0
Less net earnings attributable to noncontrolling interest	0.6	1.9
Earnings from continuing operations attributable to Allergan, Inc.	257.9	271.1
Loss from discontinued operations	(0.6)	(258.6)
Net earnings attributable to Allergan, Inc.	$257.3	$12.5

Weighted average number of shares outstanding	297.9	297.7
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	5.6	5.9
Diluted shares	303.5	303.6

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$0.87	$0.91
Discontinued operations	(0.01)	(0.87)
Net basic earnings per share attributable to Allergan, Inc. stockholders	$0.86	$0.04

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$0.85	$0.89
Discontinued operations	—	(0.85)
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$0.85	$0.04
For the three month periods ended March 31, 2014 and 2013, options to purchase 7.3 million and 4.3 million shares of common stock at exercise prices ranging from $104.77 to $125.07 and $90.78 to $105.87 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.

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
On January 31, 2007, the Company entered into a nine-year, two month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, the Company terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, the Company added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. During the three month periods ended March 31, 2014 and 2013, the Company recognized $3.4 million and $3.2 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three month periods ended March 31, 2014 and 2013, the Company recognized $0.4 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of March 31, 2014, the remaining unrecognized gain of $2.6 million ($1.6 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2014 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.
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
Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the three month periods ended March 31, 2014 and 2013, the Company recognized realized gains on settled foreign currency option contracts of $4.0 million and $1.0 million, respectively, and net unrealized (losses) gains on open foreign currency option contracts of $(4.2) million and $1.3 million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three month periods ended March 31, 2014 and 2013, the Company recognized total realized and unrealized gains (losses) from foreign exchange forward contracts of $0.1 million and $(0.6) million, respectively.
The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At March 31, 2014 and December 31, 2013, foreign currency derivative assets associated with the foreign exchange option contracts of $15.8 million and $20.2 million, respectively, were included in “Other current assets.” At March 31, 2014, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $1.1 million were included in "Accounts payable". At December 31, 2013, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.2 million were included in “Other current assets.”
At March 31, 2014 and December 31, 2013, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	March 31, 2014		December 31, 2013
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$38.3	$(0.7)	$35.0	$0.1
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	41.7	(0.4)	41.3	0.1
Foreign currency sold — put options	531.7	15.8	560.8	20.2
The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2014 and December 31, 2013, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 31, 2014 and December 31, 2013. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
Other Financial Instruments
At March 31, 2014 and December 31, 2013, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, non-marketable equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments, which represent investments in start-up technology companies, are estimated based on information provided by these companies. The fair value of notes payable and long-term debt are estimated based on quoted market prices and interest rates.
The carrying amount and estimated fair value of the Company’s other financial instruments at March 31, 2014 and December 31, 2013 were as follows:

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$2,815.3	$2,815.3	$3,046.1	$3,046.1
Short-term investments	802.0	802.0	603.0	603.0
Non-current non-marketable equity investments	30.8	30.8	20.8	20.8
Notes payable	61.1	61.1	55.6	55.6
Long-term debt	2,095.1	2,169.9	2,098.3	2,163.8
In the first quarter of 2013, the Company recorded an impairment charge of $3.7 million included in "Other, net" non-operating expense due to the other than temporary decline in value of a non-marketable equity investment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At March 31, 2014, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s estimates.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2014 and December 31, 2013, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, deferred executive compensation investments and liabilities and contingent consideration liabilities. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$2,236.0	$—	$2,236.0	$—
Foreign time deposits	417.6	—	417.6	—
Other cash equivalents	776.3	—	776.3	—
Foreign exchange derivative assets	15.8	—	15.8	—
Deferred executive compensation investments	106.4	85.3	21.1	—
	$3,552.1	$85.3	$3,466.8	$—
Liabilities
Foreign exchange derivative liabilities	$1.1	$—	$1.1	$—
Deferred executive compensation liabilities	98.8	77.7	21.1	—
Contingent consideration liabilities	217.2	—	—	217.2
	$317.1	$77.7	$22.2	$217.2

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$2,016.8	$—	$2,016.8	$—
Foreign time deposits	370.3	—	370.3	—
Other cash equivalents	1,080.4	—	1,080.4	—
Foreign exchange derivative assets	20.4	—	20.4	—
Deferred executive compensation investments	100.7	80.4	20.3	—
	$3,588.6	$80.4	$3,508.2	$—
Liabilities
Deferred executive compensation liabilities	$93.0	$72.7	$20.3	$—
Contingent consideration liabilities	225.2	—	—	225.2
	$318.2	$72.7	$20.3	$225.2
Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Other cash equivalents consist primarily of money-market fund investments. Short-term investments consist of commercial paper and foreign time deposits. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The Company believes the fair values assigned to its derivative instruments as of March 31, 2014 and December 31, 2013 are based upon reasonable estimates and assumptions. Assets and liabilities related to deferred executive compensation consist of actively traded mutual funds classified as Level 1 and money-market funds classified as Level 2.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table provides a reconciliation of the change in the contingent consideration liabilities through March 31, 2014:

(in millions)
Balance at December 31, 2013	$225.2
Change in the estimated fair value of the contingent consideration liabilities	(0.3)
Payments made during the period	(7.6)
Foreign exchange translation effects	(0.1)
Balance at March 31, 2014	$217.2

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating Segments

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Product net sales:
Specialty pharmaceuticals	$1,359.3	$1,231.8
Medical devices	259.8	200.7
Total product net sales	1,619.1	1,432.5
Other revenues	27.0	27.1
Total revenues	$1,646.1	$1,459.6

Operating income:
Specialty pharmaceuticals	$570.3	$490.0
Medical devices	75.7	54.6
Total segments	646.0	544.6
General and administrative expenses, other indirect costs and other adjustments	213.2	144.1
Amortization of intangible assets (a)	26.6	25.1
Restructuring charges	24.3	4.3
Total operating income	$381.9	$371.1
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal geographic markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 62.4% and 60.9% of the Company’s total consolidated product net sales for the three month periods ended March 31, 2014 and 2013, respectively.
Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended March 31, 2014 and 2013 were 13.7% and 14.4%, respectively, of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the three month periods ended March 31, 2014 and 2013 were 10.4% and 14.3%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Other medical devices product net sales represent sales made pursuant to certain transitional manufacturing and distribution service agreements with Apollo related to the sale of the Company's obesity intervention business unit. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Net Sales by Product Line

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$730.4	$668.6
Botox®/Neuromodulators	501.8	457.9
Skin Care and Other	127.1	105.3
Total Specialty Pharmaceuticals	1,359.3	1,231.8

Medical Devices:
Breast Aesthetics	99.5	89.6
Facial Aesthetics	147.9	111.1
Core Medical Devices	247.4	200.7
Other	12.4	—
Total Medical Devices	259.8	200.7

Total product net sales	$1,619.1	$1,432.5
Geographic Information

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Product net sales:
United States	$1,010.7	$873.0
Europe	347.5	303.2
Latin America	80.4	81.2
Asia Pacific	114.0	112.4
Other	66.5	62.7
Total product net sales	$1,619.1	$1,432.5

	March 31, 2014	December 31, 2013
	(in millions)
Long-lived assets:
United States	$4,256.1	$4,274.7
Europe	590.2	569.9
Latin America	51.7	52.2
Asia Pacific	50.1	51.2
Other	1.3	1.4
Total long-lived assets	$4,949.4	$4,949.4

ALLERGAN, INC.
 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This financial review presents our operating results for the three month periods ended March 31, 2014 and 2013, and our financial condition at March 31, 2014. The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three month period ended March 31, 2014 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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
We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $7.1 million and $6.3 million at March 31, 2014 and December 31, 2013, respectively. Provisions for cash discounts deducted from consolidated sales in the first quarter of 2014 and 2013 were $19.3 million and $17.6 million, respectively.
We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at March 31, 2014 and December 31, 2013 were $83.0 million and $84.4 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $109.1 million and $102.2 million in the first quarter of 2014 and 2013, respectively. The increase in the provisions for sales returns in the first quarter of 2014 compared to the first quarter of 2013 is primarily due to increased overall product sales volume, partially offset by a decrease in estimated product sales return rates for our breast aesthetics products. Actual historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
We participate in various U.S. federal and state government rebate programs, the largest of which are Medicaid, Medicare and the U.S. Department of Veterans Affairs. We also have contracts with various managed care and group purchasing organizations that provide for sales rebates and other contractual discounts. In the United States, we also incur chargebacks, which are reimbursements to wholesalers for honoring contracted prices to third parties. Outside of the United States, we incur sales allowances based on contractual provisions and legislative mandates. We also offer rebate and other incentive programs directly to our customers for our aesthetic products and certain therapeutic products, including Botox® for both therapeutic and cosmetic uses, the Juvéderm® franchise, Latisse®, Natrelle®, Acuvail®, Aczone® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $317.0 million and $279.3 million at March 31, 2014 and December 31, 2013, respectively.

Provisions for sales rebates and other incentive programs deducted from consolidated sales were $343.1 million in the first quarter of 2014 compared to $271.3 million in the first quarter of 2013. The $71.8 million increase in the provisions for sales rebates and other incentive programs in the first quarter of 2014 is due to a $36.7 million increase in provisions for rebates associated with U.S. federal and state government programs, a $6.7 million increase in managed health care rebates and other contractual discounts, a $22.4 million increase in chargebacks, primarily due to increases in the list prices of certain eye care pharmaceuticals products that are subject to fixed contractual prices with government agencies, a $0.9 million increase in sales allowances outside of the United States and a $5.1 million increase in provisions for consumer coupons and other customer incentives. The increase in the provisions for sales rebates and other incentive programs in the first quarter of 2014 compared to the respective period in 2013 is primarily due to increased eye care pharmaceutical sales in the United States and a shift in U.S. patient populations to government reimbursed programs, which typically have higher rebate percentages than other managed care programs. Rebates related to the Medicare Part D coverage gap in the United States increased in the first quarter of 2014 compared to the respective period in 2013, primarily due to changes in rebate estimates related to patients covered under employer group waiver plans. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2014 and 2013, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
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
Contingent Consideration
Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using our estimated cost of borrowing. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying unaudited condensed consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was

$217.2 million and $225.2 million at March 31, 2014 and December 31, 2013, respectively, and was included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.
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
Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 6.25% for 2014 and 2013. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 4.56% and 4.36% for 2014 and 2013, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan's investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2014 pre-tax pension benefit cost by approximately $2.3 million.
The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2013 were 5.05% and 4.19%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2014 were 5.05% and 4.19%, respectively, and for 2013, 4.23% and 4.55%, respectively. We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans' measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S. and non-U.S. pension plans would increase our expected 2014 pre-tax pension benefit costs by approximately $5.3 million and increase our pension plans' projected benefit obligations at December 31, 2013 by approximately $52.7 million.
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

Product Liability Self-Insurance
We are largely self-insured for future product liability losses related to all of our products. We have historically been and continue to be self-insured for any product liability losses related to our breast implant products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the first quarter of 2014 and 2013, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of March 31, 2014 are not expected to have a material effect on our results of operations or liquidity.
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in California and other foreign jurisdictions and deductions available in the United States for domestic production activities. We currently expect the U.S. R&D tax credit to be renewed in the fourth quarter of 2014, with retroactive effect to January 1, 2014; however, until appropriate legislation is enacted in the United States to renew the R&D tax credit, our estimated annual effective tax rate for fiscal year 2014 must exclude any potential benefit for this credit. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and acquired net operating losses and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $48.9 million at March 31, 2014 and December 31, 2013.
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
On March 1, 2013, we acquired MAP Pharmaceuticals, Inc., or MAP, for an aggregate purchase price of approximately $871.7 million, net of cash acquired. On April 12, 2013, we acquired Exemplar Pharma, LLC, or Exemplar, for an aggregate purchase price of approximately $16.1 million, net of cash acquired. We accounted for these acquisitions as business combinations.  In March 2014, we completed the acquisition of certain assets related to technology under development for use as a dermal filler from Aline Aesthetics, LLC and Tautona Group, L.P. for an upfront payment of $10.0 million and potential future payments for certain milestone events. We accounted for this acquisition as a purchase of net assets. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Impairment Evaluations for Goodwill and Intangible Assets
We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist. We have identified two reporting units, specialty pharmaceuticals and medical devices, and perform our annual evaluation as of October 1 each year.
For our specialty pharmaceuticals reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. For our medical devices reporting unit, we evaluated goodwill for impairment by comparing its carrying value to its estimated fair value. We primarily use the income approach and the market approach that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value. Upon completion of the October 2013 annual impairment assessment, we determined that no impairment was indicated.
As of March 31, 2014, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
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
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. At March 31, 2014, we employed approximately 11,600 persons around the world. Our principal geographic markets are the United States, Europe, Latin America and Asia Pacific.

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
The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,	March 31,	Change in Product Net Sales			Percent Change in Product Net Sales
	2014	2013	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$730.4	$668.6	$61.8	$73.1	$(11.3)	9.2%	10.9%	(1.7)%
Botox®/Neuromodulators	501.8	457.9	43.9	52.7	(8.8)	9.6%	11.5%	(1.9)%
Skin Care and Other	127.1	105.3	21.8	22.1	(0.3)	20.7%	21.0%	(0.3)%
Total Specialty Pharmaceuticals	1,359.3	1,231.8	127.5	147.9	(20.4)	10.4%	12.0%	(1.6)%
Medical Devices:
Breast Aesthetics	99.5	89.6	9.9	11.0	(1.1)	11.0%	12.3%	(1.3)%
Facial Aesthetics	147.9	111.1	36.8	39.6	(2.8)	33.1%	35.6%	(2.5)%
Core Medical Devices	247.4	200.7	46.7	50.6	(3.9)	23.3%	25.2%	(1.9)%
Other (a)	12.4	—	12.4	12.4	—	N/A	N/A	N/A
Total Medical Devices	259.8	200.7	59.1	63.0	(3.9)	29.4%	31.4%	(2.0)%

Total product net sales	$1,619.1	$1,432.5	$186.6	$210.9	$(24.3)	13.0%	14.7%	(1.7)%

Domestic product net sales	62.4%	60.9%
International product net sales	37.6%	39.1%

Selected Product Net Sales (b):
Alphagan® P, Alphagan® and Combigan®	$121.3	$116.7	$4.6	$7.0	$(2.4)	3.9%	6.0%	(2.1)%
Lumigan® Franchise	145.0	141.2	3.8	3.7	0.1	2.7%	2.6%	0.1%
Total Glaucoma Products	268.5	260.4	8.1	10.5	(2.4)	3.1%	4.0%	(0.9)%
Restasis®	231.7	206.7	25.0	27.3	(2.3)	12.1%	13.2%	(1.1)%
Latisse®	23.7	24.6	(0.9)	(0.6)	(0.3)	(3.5)%	(2.5)%	(1.0)%
Total Specialty Pharmaceuticals and Core Medical Devices	1,606.7	1,432.5	174.2	198.5	(24.3)	12.2%	13.9%	(1.7)%
——————————

(a)
Other medical devices product net sales consist of sales made pursuant to transition services agreements with Apollo Endosurgery, Inc. related to the disposition of our obesity intervention business unit.

(b)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar. Total glaucoma products include the Alphagan® and Lumigan® franchises.
Product Net Sales
Product net sales increased by $186.6 million in the first quarter of 2014 compared to the first quarter of 2013 due to an increase of $127.5 million in our specialty pharmaceuticals product net sales, an increase of $46.7 million in our core medical devices product net sales, and $12.4 million of sales made pursuant to transition services agreements with Apollo Endosurgery, Inc. related to the disposition of our obesity intervention business unit. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care and other product lines. The increase in core medical devices product net sales reflects an increase in product net sales of our facial aesthetics and breast aesthetics product lines.

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
Certain of our products face generic competition and our products also compete with generic versions of some branded pharmaceutical products sold by our competitors. In October 2013, a generic version of Zymaxid®, our fluoroquinolone indicated for the treatment of bacterial conjunctivitis, was launched in the United States. In 2011, the U.S. patent for Tazorac®cream, indicated for psoriasis and acne, expired. The U.S. patents for Tazorac® gel expire in June 2014. The U.S. Food and Drug Administration, or FDA, has posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene cream, separately for both psoriasis and acne. We believe that this will require generic manufacturers to conduct a trial, at risk, for both indications.
In June 2013, the FDA published draft guidance that proposes certain approaches for demonstrating bioequivalence of cyclosporine ophthalmic emulsions in abbreviated new drug applications referring to new drug application related to Restasis®. In August 2013, we submitted comments to the FDA regarding its draft guidance and, in January 2014, we submitted a Citizen Petition to the FDA, which has subsequently been amended. In addition, we have obtained five additional U.S. patents covering the specific formulation and the method of using our Restasis® product, all of which expire in August 2024. There remains uncertainty as to the status of any ANDA filers with respect to Restasis®. For additional information, see Item 1 of Part II of this report, “Legal Proceedings.”
We do not currently believe that our aggregate product net sales will be materially impacted in 2014 by generic competition, but we could experience a rapid and significant decline in net sales of certain products if we are unable to successfully maintain or defend our patents and patent applications relating to such products.
Eye care pharmaceuticals product net sales increased in the first quarter of 2014 compared to the first quarter of 2013 in the United States, Canada, Europe, and to a lesser degree Asia. Net sales of eye care pharmaceutical products in Latin America decreased in the first quarter of 2014 compared to the first quarter of 2013 due to the negative translation effect of average foreign currency exchange rates in effect during the first quarter of 2014 compared to the first quarter of 2013. When measured at constant currency, net sales of eye care pharmaceutical products in Latin America increased in the first quarter of 2014 compared to the first quarter of 2013.
The overall increase in total sales in dollars of our eye care pharmaceutical products in the first quarter of 2014 compared to the first quarter of 2013 is primarily due to an increase in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of our glaucoma drug Lumigan® 0.01%, an increase in sales of our glaucoma products Combigan® and Alphagan® P 0.15%, an increase in sales of eye care products, prednisolone acetate and fluorometholone, by our generics division, Pacific Pharma, Inc., and an increase of $5.3 million in sales of our artificial tears products, primarily consisting of Refresh® and Optive™ lubricant eye drops, partially offset by a decrease in sales of our older-generation glaucoma drug Lumigan® 0.03% and our fluoroquinolone product Zymaxid®, and a relatively small decrease in sales of Lastacaft®, our topical allergy medication for the treatment and prevention of itching associated with allergic conjunctivitis, and Alphagan® P 0.1%.
We increased prices on certain eye care pharmaceutical products in the United States in the last nine months of 2013 and the first quarter of 2014. Effective May 18, 2013, we increased the published U.S. list price for Restasis®, Alphagan® P 0.1%, Alphagan® P 0.15% and Lastacaft® by five percent and Zymaxid®, Acular®, Acular LS® and Acuvail® by six percent. Effective November 23, 2013, we increased the published U.S. list price for Acular LS® by an additional ten percent. Effective January 1, 2014, we increased the published U.S. list price for Restasis®, Lastacaft®, Combigan®, Alphagan® P 0.1%, Alphagan® P 0.15%, Acular®, Acuvail® and Zymaxid® by an additional seven percent and Lumigan® 0.01% by seven percent. These price increases had a positive net effect on our U.S. sales in the first quarter of 2014 compared to the first quarter of 2013, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.
Total sales of Botox® increased in the first quarter of 2014 compared to the first quarter of 2013 due to growth in sales for both therapeutic and cosmetic uses. Sales of Botox® for therapeutic use increased in the United States, Canada, Europe, and Asia Pacific, primarily due to strong growth in sales for the prophylactic treatment of chronic migraine and for the treatment of urinary incontinence. Net sales of Botox® for therapeutic use in Latin America decreased in the first quarter of 2014 compared to the first quarter of 2013 due to the negative translation effect of average foreign currency exchange rates in effect during the first quarter of 2014 compared to the first quarter of 2013. When measured at constant currency, net sales of Botox® for therapeutic use in Latin America increased in the first quarter of 2014 compared to the first quarter of 2013. Sales of Botox® for cosmetic use increased in the United States, partially offset by a decline in sales in Canada, Europe, Latin America and Asia Pacific. The increase in sales of Botox® for cosmetic use in United States was primarily attributable to higher unit volume. The decline in sales of Botox® for cosmetic use in Canada is primarily due to the introduction of competitive products in that market. The decline in sales of Botox® for cosmetic use in other international markets is due primarily to the timing of shipments to certain distributor markets and the negative translation effect of average foreign currency exchange rates in effect during the first quarter of 2014 compared to the first quarter of 2013. Additionally, sales of Botox® for both therapeutic and cosmetic uses in the United States were positively impacted by an increase in the U.S. list price for Botox® of three percent that was effective January 1, 2014. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 77% in the fourth quarter of 2013, the last quarter for which market data is available.
Skin care and other product net sales increased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to an increase of $16.4 million in sales of Aczone®, our topical dapsone treatment for acne vulgaris, an increase of $5.0 million in sales of SkinMedica physician dispensed aesthetic skin care products, and an increase of $0.5 million in sales of our topical tazarotene products Tazorac®, Zorac® and Avage®, partially offset by a $0.9 million decrease in sales of Latisse®, our treatment for inadequate or insufficient eyelashes. The increases in sales of Aczone® and our topical tazarotene products Tazorac®, Zorac® and Avage are primarily attributable to an increase in product sales volume and an increase in the U.S. list price for these products of five percent that was effective May 18, 2013 and an additional five percent that was effective January 1, 2014. The increase in sales of SkinMedica products is primarily attributable to an increase in product sales volume.
We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceuticals products at an amount less than eight weeks of our net sales. At March 31, 2014, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the first quarter of 2014 compared to the first quarter of 2013 due to increases in sales in the United States, Europe, Asia and Latin America. The increase in sales of breast aesthetics products in the United States was primarily due to higher tissue expander unit volume, a beneficial change in implant product mix to higher priced round and shaped silicone gel products and new product sales related to the recent launch of our Seri® Surgical Scaffold product, which is indicated for use as a transitory scaffold for soft tissue support and repair, partially offset by a small decline in implant unit volume. The increase in breast aesthetics sales in Europe was primarily due to an increase in implant unit volume in most major markets. The increase in sales in Asia benefited from the recent launch of our breast aesthetics products in Japan, and the increase in Latin America was primarily due to an increase in sales in Mexico. Total sales of tissue expanders increased $2.4 million and total sales of silicone gel and saline breast implants, accessories and Seri® Surgical Scaffold products increased $7.5 million in the first quarter of 2014 compared to the first quarter of 2013.
Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in the first quarter of 2014 compared to the first quarter of 2013 due to strong growth in the United States and Europe, partially offset by a decline in sales in Asia Pacific. The increase in sales of facial aesthetics products in the United States was due primarily to an overall increase in unit volume due to the recent launch of Juvéderm® Voluma™. The increase in sales of facial aesthetics products in Europe was due primarily to an overall increase in unit volume of Juvéderm® Voluma™, Juvéderm® Volift™ and Juvéderm® Volbella™. The decrease in sales of facial aesthetics products in Asia Pacific was primarily due to the timing of shipments to certain distributor markets and the negative translation effect of average foreign currency exchange rates in effect during the first quarter of 2014 compared to the first quarter of 2013.
Foreign currency changes decreased product net sales by $24.3 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to the weakening of the Brazilian real, Canadian dollar, Australian dollar and Turkish lira compared to the U.S. dollar, partially offset by the strengthening of the euro and the U.K. pound compared to the U.S. dollar.

U.S. product net sales as a percentage of total product net sales increased by 1.5 percentage points to 62.4% in the first quarter of 2014 compared to U.S. sales of 60.9% in the first quarter of 2013, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox®, skin care and other, and facial aesthetics product lines, partially offset by higher sales growth in international markets compared to the U.S. market for our breast aesthetics product line.
Other Revenues
Other revenues decreased $0.1 million to $27.0 million in the first quarter of 2014 compared to $27.1 million in the first quarter of 2013. The decrease in other revenues is primarily due to a decrease in royalties from sales of Lumigan® in Japan under a license agreement with Senju Pharmaceutical Co., Ltd., or Senju, and sales of Botox® in Japan under a license agreement with GlaxoSmithKline, or GSK, both of which were negatively impacted by the Japanese yen exchange rates in effect during the first quarter of 2014 compared to the first quarter of 2013, and a decrease in royalties from sales of Botox® in China. These declines were partially offset by an increase in royalty income from sales of brimonidine products in the United States under a license agreement with Alcon, Inc. and from sales of Aiphagan® in Japan under a license agreement with Senju, and a small increase in certain contractual income from GSK in China.
Cost of Sales
Cost of sales increased $4.6 million, or 2.3%, in the first quarter of 2014 to $204.5 million, or 12.6% of product net sales, compared to $199.9 million, or 14.0% of product net sales in the first quarter of 2013. Cost of sales in the first quarter of 2013 includes $8.9 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of SkinMedica. Excluding the effect of this charge, cost of sales increased $13.5 million, or 7.1% in the first quarter of 2014 compared to the first quarter of 2013. This increase in cost of sales primarily resulted from the 13.0% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to lower royalty expenses and beneficial changes in standard costs and product mix.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses increased $53.8 million, or 8.9%, to $658.6 million, or 40.7% of product net sales, in the first quarter of 2014 compared to $604.8 million, or 42.2% of product net sales, in the first quarter of 2013. SG&A expenses in the first quarter of 2014 include $0.8 million of transaction and integration costs related to business combinations and license agreements, $0.3 million of income related to the change in fair value of contingent consideration liabilities associated with certain business combinations and expenses of $4.3 million related to the realignment of various business functions. SG&A expenses in the first quarter of 2013 include $11.4 million of transaction and integration costs related to business combinations, a $5.8 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations and expenses of $0.6 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®. Excluding the effect of the items described above, SG&A expenses increased $66.8 million, or 11.4%, to $653.8 million, or 40.4% of product net sales, in the first quarter of 2014 compared to $587.0 million, or 41.0% of product net sales in the first quarter of 2013. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in promotion expenses, selling expenses, and general and administrative expenses. The increase in promotion expenses is primarily due to an increase in direct-to-consumer advertising in the United States for Botox® for the treatment of chronic migraine, Aczone® and other promotional expenses related to Juvéderm® Voluma™, which was recently launched in the United States. The increase in selling expenses in the first quarter of 2014 compared to the first quarter of 2013 principally relates to increased personnel and related incentive compensation costs that support the 13.0% increase in product net sales, including sales force expansions in Europe and Asia. General and administrative expenses increased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to an increase in information services costs, general insurance costs, and higher personnel and related incentive compensation costs, partially offset by a decrease in legal and bad debt expenses.
Under the provisions of the PPACA, companies that sell branded prescription drugs or biologics to specified government programs in the United States are subject to an annual non-deductible fee based on the company's relative market share of branded prescription drugs or biologics sold to the specified government programs. The non-deductible fee is recorded in SG&A expenses, and the related full year 2014 expense is expected to be approximately $25 million to $35 million. Also under the provisions of the PPACA, the Company is required to pay a tax deductible excise tax of 2.3% on the sale of certain medical devices in the United States. The excise tax is recorded in SG&A expenses, and the related full year 2014 expense is expected to be approximately $10 million to $12 million.

Research and Development
We believe that our future medium- and long-term revenue and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of March 31, 2014, we have the following significant R&D projects in late-stage development:

•	Latisse® (U.S. - Phase III) for brow

•	Levadex® (U.S. - Filed / Resubmitted in response to FDA Complete Response Letter) for migraine

•	Ozurdex® (U.S. and Europe - Filed) for diabetic macular edema

•	Restasis® (Europe - Phase III) for ocular surface disease

•	Ser-120 (U.S. - Phase III) for nocturia (in collaboration with Serenity)

•	Botox® (U.S. - Phase III) for juvenile cerebral palsy

•	Aczone® X (U.S. - Phase III) for acne vulgaris

•	AGN-199201 (U.S. - Phase III) for rosacea
In addition to the significant R&D projects in late stage development described above, we have certain important Phase II projects — namely, the development of therapeutic DARPin® products and bimatoprost for scalp hair growth.
For management purposes, we accumulate direct costs for R&D projects, but do not allocate all indirect project costs, such as R&D administration, infrastructure and regulatory affairs costs, to specific R&D projects. Additionally, R&D expense includes upfront payments to license or purchase in-process R&D assets that have not achieved regulatory approval. Our overall R&D expenses are not materially concentrated in any specific project or stage of development. The following table sets forth direct costs for our late-stage projects (which include candidates in Phase III clinical trials) and other R&D projects, upfront payments to license or purchase in-process R&D assets and all other R&D expenses for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Direct costs for:
Late-stage projects	$84.8	$55.1
Other R&D projects	156.9	167.8
Upfront payments to license or purchase in-process R&D assets	75.0	—
Other R&D expenses	32.3	25.9
Total	$349.0	$248.8
R&D expenses increased $100.2 million, or 40.3%, to $349.0 million in the first quarter of 2014, or 21.6% of product net sales, compared to $248.8 million, or 17.4% of product net sales in the first quarter of 2013. R&D expenses in the first quarter of 2014 include a $65.0 million charge for an upfront payment associated with the in-licensing of certain neurotoxin product candidates currently in development from Medytox, Inc., including a potential liquid-injectable product, that have not yet achieved regulatory approval, a $10.0 million charge for the purchase of certain dermal filler technology under development that has not yet achieved regulatory approval, and $1.8 of R&D expenses related to the realignment of various business functions. Excluding the effect of the charges described above, R&D expenses increased $23.4 million, or 9.4%, to $272.2 million in the first quarter of 2014, or 16.8% of product net sales.The increase in R&D expenses in dollars, excluding these charges, was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, including the DARPin® development programs, an increase in spending on the next generation of our Aczone® product for the treatment of acne, increased spending on Botox® for the treatment of movement disorders, including juvenile cerebral palsy, an increase in costs associated with our collaboration with Serenity Pharmaceuticals, LLC, or Serenity, related to Ser-120 for the treatment of nocturia, an increase in costs for the development of Levadex® for the acute treatment of migraine acquired in the MAP acquisition, and an increase in spending on development of dermal filler products using our proprietary Vycross™ technology, partially offset by a decrease in spending on Botox® for the treatment of crow's feet lines and a decrease in expenses for potential new treatment applications for Latisse®.
Amortization of Intangible Assets
Amortization of intangible assets decreased $2.9 million to $27.8 million in the first quarter of 2014, or 1.7% of product net sales, compared to $30.7 million, or 2.1% of product net sales, in the first quarter of 2013. The decrease in amortization expense is primarily due to a decline in amortization expense associated with certain licensing assets that became fully amortized at the end of the first quarter of 2013 and the impairment of an intangible asset for distribution rights acquired in connection with our 2011 acquisition of Precision Light, Inc. in the fourth quarter of 2013, partially offset by an increase in the balance of intangible assets subject to amortization, including intangible assets that we acquired in connection with our March 2013 acquisition of MAP.
Restructuring Charges and Integration Costs
2014 Restructuring Plan
In January 2014, we initiated a restructuring plan that affected approximately 280 employees, including a reduction of approximately 150 positions. The restructuring plan includes certain sales force realignments and position eliminations, certain facility relocations and closures in the United States and Europe and the realignment of certain other business support functions. We currently estimate that the total costs related to this restructuring plan will be between $40 million and $45 million, which includes severance and other one-time termination benefits, lease exit and contract termination costs, accelerated depreciation and share-based compensation expenses, and relocation and duplicate operating expenses.
We began to record costs associated with the 2014 restructuring plan in the first quarter of 2014 and expect that the majority of the expenses will be incurred in 2014 with the exception of certain expenses related to the relocation of a minor manufacturing facility to be incurred in 2015. The restructuring charges primarily consist of employee severance, one-time termination benefits and contract termination costs associated with the restructuring plan. In the first quarter of 2014, we recorded restructuring charges of $24.0 million and recognized additional costs of $6.5 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.8 million of cost of sales, $4.3 million in SG&A expenses and $1.4 million in R&D expenses.
The following table presents the restructuring charges related to the 2014 restructuring plan during the first quarter of 2014:

	Employee Severance	Other	Total
	(in millions)
Restructuring charges during the three month period ended March 31, 2014	$22.9	$1.1	$24.0
Spending	(8.1)	(0.9)	(9.0)
Balance at March 31, 2014 (included in "Other accrued expenses")	$14.8	$0.2	$15.0
Other Restructuring Activities and Integration Costs
In connection with our March 2013 acquisition of MAP, our April 2013 acquisition of Exemplar and our December 2012 acquisition of SkinMedica, Inc., we initiated restructuring activities in 2013 to integrate the operations of the acquired businesses with our operations and to capture synergies through the centralization of certain research and development, manufacturing, general and administrative and commercial functions. For the year ended December 31, 2013, we recorded $4.5 million of restructuring charges, including $4.3 million in the first quarter of 2013, primarily consisting of employee severance and other one-time termination benefits for approximately 111 people. In the first quarter of 2014, we recorded an additional $0.4 million of restructuring charges.
Included in the three month period ended March 31, 2014 are a $0.1 million restructuring charge reversal for employee severance and other one-time termination benefits and $0.4 million of R&D expenses related to the realignment of various business functions initiated in prior years. Included in the three month period ended March 31, 2013 are $0.1 million of SG&A expenses related to the realignment of various business functions initiated in prior years.
Included in the three month period ended March 31, 2014 are $0.8 million of SG&A expenses and $0.4 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in the three month period ended March 31, 2013 are $11.4 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. The SG&A expenses for the three month period ended March 31, 2013 primarily consist of investment banking and legal fees.

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
For the first quarter of 2014, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $120.8 million, an upfront licensing fee of $65.0 million for technology that has not achieved regulatory approval and related transaction costs of $0.2 million, a $10.0 million expense for acquired in-process research and development technology and related transaction costs of $0.5 million, income of $0.3 million for changes in the fair value of contingent consideration liabilities, integration and transaction costs of $0.5 million associated with the purchase of various businesses, expenses of $6.9 million related to the realignment of various business functions and other net indirect costs of $9.6 million.
For the first quarter of 2013, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $109.4 million, stockholder derivative litigation costs of $0.6 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, charges of $5.8 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $8.9 million associated with the acquisition of SkinMedica, Inc., integration and transaction costs of $11.4 million associated with the purchase of various businesses and other net indirect costs of $8.0 million.
The following table presents operating income for each reportable segment for the three month periods ended March 31, 2014 and 2013 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in millions)
Operating income:
Specialty pharmaceuticals	$570.3	$490.0
Medical devices	75.7	54.6
Total segments	646.0	544.6
General and administrative expenses, other indirect costs and other adjustments	213.2	144.1
Amortization of intangible assets (a)	26.6	25.1
Restructuring charges	24.3	4.3
Total operating income	$381.9	$371.1
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Our consolidated operating income in the first quarter of 2014 was $381.9 million, or 23.6% of product net sales, compared to consolidated operating income of $371.1 million, or 25.9% of product net sales in the first quarter of 2013. The $10.8 million increase in consolidated operating income was due to a $186.6 million increase in product net sales and a $2.9 million decrease in amortization of intangible assets, partially offset by a $0.1 million decrease in other revenues, a $4.6 million increase in cost of sales, a $53.8 million increase in SG&A expenses, a $100.2 million increase in R&D expenses and a $20.0 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in the first quarter of 2014 was $570.3 million, compared to operating income of $490.0 million in the first quarter of 2013. The $80.3 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales across all product lines, partially offset by an increase in promotion and R&D expenses.

Our medical devices segment operating income in the first quarter of 2014 was $75.7 million, compared to operating income of $54.6 million in the first quarter of 2013. The $21.1 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our facial aesthetics and breast aesthetics product lines, partially offset by an increase in selling, promotion and marketing expenses and an increase in R&D expenses.
Non-Operating Income and Expense
Total net non-operating expense in the first quarter of 2014 was $20.3 million compared to total net non-operating expense of $24.5 million in the first quarter of 2013. Interest income increased $0.2 million to $1.8 million in the first quarter of 2014 compared to $1.6 million in the first quarter of 2013. Interest expense decreased $1.7 million to $15.7 million in the first quarter of 2014 compared to $17.4 million in the first quarter of 2013. Interest expense decreased primarily due to a decrease in accrued statutory interest resulting from a change in estimate related to uncertain tax positions, partially offset by an increase in interest expense primarily due to the issuance in March 2013 of our 1.35% Senior Notes due 2018, or 2018 Notes, and our 2.80% Senior Notes due 2023, or 2023 Notes. Other, net expense was $6.4 million in the first quarter of 2014, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions. Other, net expense was $8.7 million in the first quarter of 2013, consisting primarily of $5.0 million in net losses on foreign currency derivative instruments and other foreign currency transactions and a loss of $3.7 million related to the impairment of a non-marketable third party equity investment.
Income Taxes
Our effective tax rate for the first quarter of 2014 was 28.5%. Included in our earnings before income taxes for the first quarter of 2014 are a $65.0 million upfront payment for the in-licensing of in-process research and development technologies from Medytox, a $10.0 million expense for the purchase of an in-process research and development asset, restructuring charges of $24.3 million, $6.5 million of other expenses for the realignment of certain business functions under our 2014 restructuring plan and $0.3 million of income related to changes in the fair value of contingent consideration associated with certain business combination agreements. In the first quarter of 2014 we recorded no income tax benefits related to the upfront payment for the in-licensing of technology from Medytox or for the changes in the fair value of contingent consideration liabilities, $3.4 million of income tax benefits related to the expense for the purchase of an in-process research and development asset, $6.0 million of income tax benefits related to the restructuring charges and $2.4 million of income tax benefits related to other expenses for the realignment of certain business functions under our 2014 restructuring plan. In the first quarter of 2014, we also recorded income tax benefits of $13.6 million for changes in estimated taxes related to tax positions included in prior year filings, which resulted primarily from the re-measurement of certain transfer pricing positions. Excluding the impact of the pre-tax charges of $105.5 million and the income tax benefits of $25.4 million for the items discussed above, our adjusted effective tax rate for the first quarter of 2014 was 27.5%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the first quarter of 2014 is summarized below:

(in millions)
Earnings from continuing operations before income taxes, as reported	$361.6
Upfront payment for the in-licensing of in-process research and development technologies from Medytox	65.0
Expense for the purchase of an in-process research and development asset	10.0
Restructuring charges	24.3
Other expenses associated with the realignment of certain business functions	6.5
Changes in the fair value of contingent consideration liabilities related to business combinations	(0.3)
$467.1

Provision for income taxes, as reported	$103.1
Income tax benefit (provision) for:
Upfront payment for the in-licensing of in-process research and development technologies from Medytox	—
Expense for the purchase of an in-process research and development asset	3.4
Restructuring charges	6.0
Other expenses associated with the realignment of certain business functions	2.4
Changes in the fair value of contingent consideration liabilities related to business combinations	—
Changes in estimated taxes related to tax positions included in prior year filings	13.6
$128.5
Adjusted effective tax rate	27.5%
Our effective tax rate for the first quarter of 2013 was 21.2%. Our effective tax rate for the year ended December 31, 2013 was 26.5%. Included in our earnings before income taxes for 2013 are charges related to changes in the fair value of contingent consideration associated with certain business combination agreements of $70.7 million, the fair market value inventory adjustment rollout related to the acquisition of SkinMedica of $8.9 million, external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses of $3.1 million, transaction and integration costs associated with business combinations and license agreements of $20.6 million, a loss of $3.7 million related to the impairment of a non-marketable third party equity investment and restructuring charges of $5.5 million. In 2013 we recorded no income tax benefit related to the changes in the fair value of contingent consideration liabilities, $3.3 million of income tax benefits related to the fair market value inventory adjustment rollout related to the acquisition of SkinMedica, no income tax benefits related to external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, $4.8 million of income tax benefits related to transaction and integration costs associated with business combinations and license agreements, $1.3 million of income tax benefits related to the impairment of a non-marketable third party equity investment and $1.7 million of income tax benefits related to the restructuring charges. In 2013, we also recorded an income tax benefit of $15.1 million for the retroactive benefit of the U.S. federal research and development tax credit for the 2012 fiscal year that was signed into law on January 2, 2013. Excluding the impact of the aggregate pre-tax charges of $112.5 million and the income tax benefits of $26.2 million for the items discussed above, our adjusted effective tax rate for 2013 was 26.3%.

The calculation of our adjusted effective tax rate for the year ended December 31, 2013 is summarized below:

2013
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
The increase in the adjusted effective tax rate to 27.5% in the first quarter of 2014 compared to the adjusted effective tax rate for the year ended December 31, 2013 of 26.3% is primarily due to the negative impact of the expiration of the U.S. federal research and development tax credit, an increase in the mix of earnings in higher tax rate jurisdictions and the negative impact of other small changes in certain tax positions related to prior periods.
Earnings from Continuing Operations
Our earnings from continuing operations in the first quarter of 2014 were $258.5 million compared to earnings from continuing operations of $273.0 million in the first quarter of 2013. The $14.5 million decrease in earnings from continuing operations was primarily the result of the increase in the provision for income taxes of $29.5 million, partially offset by the increase in operating income of $10.8 million and the decrease in net non-operating expense of $4.2 million.
Net Earnings Attributable to Noncontrolling Interest
Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $0.6 million and $1.9 million in the first quarter of 2014 and 2013, respectively.
Discontinued Operations
On February 1, 2013, we formally committed to pursue a sale of our obesity intervention business unit, including the assets related to the Lap-Band® gastric band system and the Orbera™ intra-gastric balloon system. Accordingly, beginning in the first quarter of 2013, we have reported the financial results from that business unit as discontinued operations in the consolidated statements of earnings. In the first quarter of 2013, we reported an estimated pre-tax disposal loss of $346.2 million ($259.0 million after tax) related to the obesity intervention business unit from the write-down of the net assets held for sale to their estimated fair value less costs to sell.
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
For the year ended December 31, 2013, we reported a total pre-tax loss of $408.2 million ($297.9 million after tax) on the disposal of the obesity intervention business unit net assets. The pre-tax loss includes transaction costs of approximately $2.6 million, consisting primarily of investment banking fees. In the first quarter of 2014, we recognized an additional pre-tax loss of $0.9 million ($0.6 million after tax) on the disposal of the obesity intervention business unit net assets.
The assets of discontinued operations of $5.7 million and $9.0 million as of March 31, 2014 and December 31, 2013, respectively, consist of net trade receivables. The remaining balance of retained inventories at March 31, 2014 was included in continuing operations and will be sold to Apollo pursuant to the transition services agreements.
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
The following table summarizes the results of operations from discontinued operations for the three months ended March 31, 2013:

(in millions)
Product net sales	$33.3

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	5.3
Selling, general and administrative	15.8
Research and development	1.5
Amortization of intangible assets	10.3

Earnings from discontinued operations before income taxes	$0.4

Earnings from discontinued operations, net of income taxes	$0.4

Liquidity and Capital Resources
We assess our liquidity by our ability to generate cash to fund our operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; funds available under our credit facilities; the extent of our stock repurchase program; global economic conditions; funds required for acquisitions and other transactions; and financial flexibility to attract long-term capital on satisfactory terms.
Cash Flow
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first quarter of 2014 was $165.8 million compared to $119.6 million for the first quarter of 2013. Cash flow from operating activities increased in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in trade receivables, accounts payable and accrued expenses, partially offset by an increase in cash used to fund changes in inventories, income taxes and other liabilities. In the first quarter of 2014, we made an upfront payment of

$65.0 for a license agreement, which was included in our net earnings for the first quarter of 2014. In the first quarter of 2014 and 2013, we paid pension contributions of $4.8 million and $5.6 million, respectively, to our U.S. defined benefit pension plan.
Net cash used in investing activities was $256.8 million in the first quarter of 2014 compared to net cash used in investing activities of $687.4 million in the first quarter of 2013. In the first quarter of 2014, we received $465.6 million from the maturities of short-term investments and collected $1.8 million from the 2013 sale of the obesity intervention business. In the first quarter of 2014, we purchased $664.3 million of short-term investments and paid $10.0 million for a non-marketable equity investment. Additionally, we invested $46.4 million in new facilities and equipment and $3.6 million in capitalized software. In the first quarter of 2013, we received $260.6 million from the maturities of short-term investments. In the first quarter of 2013, we purchased $50.0 million of short-term investments and paid $871.7 million, net of cash acquired, for the acquisition of MAP and received $0.3 million for a purchase price adjustment related to a prior acquisition. Additionally, we invested $23.7 million in new facilities and equipment and $2.7 million in capitalized software. We currently expect to invest between approximately $200 million and $250 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2014.
Net cash used in financing activities was $138.5 million in the first quarter of 2014 compared to net cash provided by financing activities of $72.8 million in the first quarter of 2013. In the first quarter of 2014, we repurchased approximately 3.2 million shares of our common stock for $398.0 million, paid $14.9 million in dividends to stockholders and paid contingent consideration of $7.6 million. This use of cash was partially offset by $5.4 million in net borrowings of notes payable, $217.6 million received from the sale of stock to employees and $59.0 million in excess tax benefits from share-based compensation. On March 12, 2013, we issued concurrently in a registered offering $250.0 million in aggregate principal amount of our 2018 Notes and $350.0 million in aggregate principal amount of our 2023 Notes, and received total proceeds of $598.5 million, net of original discounts. Additionally, in the first quarter of 2013, we received $8.4 million in net borrowings of notes payable, $112.2 million from the sale of stock to employees and $30.8 million in excess tax benefits from share-based compensation. These amounts were partially reduced by the repurchase of approximately 6.1 million shares of our common stock for $648.4 million, a cash payment of $3.7 million for offering fees related to the issuance of the 2018 Notes and the 2023 Notes, $14.9 million in dividends paid to stockholders and payments of contingent consideration of $10.1 million.
As of March 31, 2014, $2,507.9 million of our existing cash and equivalents and short-term investments are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2013, we had approximately $3,828.0 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.
Debt Outstanding and Borrowing Capacity
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
At March 31, 2014, we had a committed long-term credit facility, a commercial paper program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $800.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at March 31, 2014. At March 31, 2014, we had no borrowings under our committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $61.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.
Dividends and Stock Repurchase Program
Effective May 5, 2014, our Board of Directors declared a cash dividend of $0.05 per share, payable June 13, 2014 to stockholders of record on May 23, 2014.
We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At March 31, 2014, we held approximately 9.6 million treasury shares under this program. We previously entered into a Rule 10b5-1 plan that authorized our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The Rule 10b5-1 plan was subsequently terminated in accordance with its terms. Pursuant to the stock repurchase program, we may also repurchase shares outside of a Rule 10b5-1 plan from time to time in accordance with applicable law.
Trade Receivables Supplemental Information
We sell products to public and semi-public hospitals in Italy and Spain, which are wholly or partially funded by their respective sovereign governments. The following table provides information related to trade receivables outstanding as of March 31, 2014 from product net sales in Italy and Spain:

	Italy	Spain
	(in millions)
Trade receivables from public and semi-public hospitals primarily funded by the sovereign government	$21.5	$13.2
Trade receivables from other customers	9.3	16.1
Total trade receivables	$30.8	$29.3

Amount of trade receivables that is past due	$15.7	$9.4
Allowance for doubtful accounts	$6.2	$0.7
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
As of March 31, 2014, we have no significant trade accounts receivable from customers in Greece or Portugal that are primarily funded by their respective sovereign governments.

As of March 31, 2014, we had trade receivables from a single commercial distributor in Venezuela of approximately $55.6 million, which are subject to currency exchange controls administered by the National Center for Foreign Commerce, or CENCOEX, a Venezuelan government body. The payment of our trade receivables is required to be approved through CENCOEX’s administration of monthly allocations of foreign currency provided by the Central Bank of Venezuela. Our trade receivables are subject to future potential currency devaluation actions that could be taken by the Venezuelan government, which have occurred several times in the past. The agreement with our distributor contains certain terms that partially limit our exposure to devaluation risk, but because of the unpredictable economic stability in Venezuela, our trade receivables in Venezuela may become subject to a material devaluation.
Other Liquidity Matters
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
As of March 31, 2014, we had no interest rate swap contracts outstanding. However, we may from time to time seek to enter into interest rate hedge transactions in the future.
Interest Rate Risk
Our interest income and expense are more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents and short-term investments and interest expense on our debt, as well as costs associated with foreign currency contracts.
On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, we terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, we added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. During the three month periods ended March 31, 2014 and 2013, we recognized $3.4 million and $3.2 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of March 31, 2014, the remaining unrecognized gain, net of tax, of $1.6 million is recorded as a component of accumulated other comprehensive loss.
At March 31, 2014, we had approximately $61.1 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.6 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Maturing in							Fair Market Value
	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$2,236.0	$—	$—	$—	$—	$—	$2,236.0	$2,236.0
Weighted Average Interest Rate	0.09%	—	—	—	—	—	0.09%
Foreign Time Deposits	417.6	—	—	—	—	—	417.6	417.6
Weighted Average Interest Rate	0.33%	—	—	—	—	—	0.33%
Other Cash Equivalents	776.3	—	—	—	—	—	776.3	776.3
Weighted Average Interest Rate	0.38%	—	—	—	—	—	0.38%
Total Cash Equivalents and Short-Term Investments	$3,429.9	$—	$—	$—	$—	$—	$3,429.9	$3,429.9
Weighted Average Interest Rate	0.18%	—	—	—	—	—	0.18%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$827.7	$20.0	$249.6	$997.8	$2,095.1	$2,169.9
Weighted Average Interest Rate	—	—	3.94%	5.65%	1.39%	3.21%	3.30%
Other Variable Rate (non-US$)	61.1	—	—	—	—	—	61.1	61.1
Weighted Average Interest Rate	8.33%	—	—	—	—	—	8.33%
Total Debt Obligations	$61.1	$—	$827.7	$20.0	$249.6	$997.8	$2,156.2	$2,231.0
Weighted Average Interest Rate	8.33%	—	3.94%	5.65%	1.39%	3.21%	3.45%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $28.1 million related to a terminated interest rate swap associated with the 2016 Notes.

	December 31, 2013
	Maturing in							Fair Market Value
	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$2,016.8	$—	$—	$—	$—	$—	$2,016.8	$2,016.8
Weighted Average Interest Rate	0.07%	—	—	—	—	—	0.07%
Foreign Time Deposits	370.3	—	—	—	—	—	370.3	370.3
Weighted Average Interest Rate	0.39%	—	—	—	—	—	0.39%
Other Cash Equivalents	1,080.4	—	—	—	—	—	1,080.4	1,080.4
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Total Cash Equivalents and Short-Term Investments	$3,467.5	$—	$—	$—	$—	$—	$3,467.5	$3,467.5
Weighted Average Interest Rate	0.13%	—	—	—	—	—	0.13%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$831.0	$20.0	$249.5	$997.8	$2,098.3	$2,163.8
Weighted Average Interest Rate	—	—	3.94%	5.65%	1.39%	3.21%	3.30%
Other Variable Rate (non-US$)	55.6	—	—	—	—	—	55.6	55.6
Weighted Average Interest Rate	6.07%	—	—	—	—	—	6.07%
Total Debt Obligations	$55.6	$—	$831.0	$20.0	$249.5	$997.8	$2,153.9	$2,219.4
Weighted Average Interest Rate	6.07%	—	3.94%	5.65%	1.39%	3.21%	3.38%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $31.5 million related to a terminated interest rate swap associated with the 2016 Notes.
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
The following table provides information about our foreign currency derivative financial instruments outstanding as of March 31, 2014 and December 31, 2013. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	March 31, 2014		December 31, 2013
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$11.3	101.45	$9.2	103.02
Australian dollar	9.5	0.90	9.3	0.88
Russian ruble	17.5	37.19	16.5	33.42
	$38.3		$35.0

Estimated fair value	$(0.7)		$0.1

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$41.7	1.39	$41.3	1.38

Estimated fair value	$(0.4)		$0.1

Foreign currency sold — put options:
Canadian dollar	$115.4	1.07	$95.4	1.04
Mexican peso	13.7	13.16	17.7	13.12
Australian dollar	50.0	0.89	44.8	0.92
Brazilian real	34.9	2.52	29.7	2.42
Euro	217.4	1.36	245.5	1.36
Korean won	14.3	1,064.65	18.5	1,062.71
Turkish lira	24.6	2.15	32.7	2.13
Polish zloty	7.2	3.09	9.7	3.08
Swiss franc	7.2	0.88	9.5	0.88
Russian ruble	13.7	34.29	17.0	34.09
Swedish krona	5.5	6.58	6.8	6.57
South African rand	7.9	10.81	11.0	10.72
Japanese yen	19.9	102.74	22.5	102.75
	$531.7		$560.8

Estimated fair value	$15.8		$20.2

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Further, management determined that, as of March 31, 2014, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALLERGAN, INC.
PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
Certain of the legal proceedings in which we are involved are discussed in Note 10, "Contingencies," to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A.  Risk Factors
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses the purchases of our equity securities during the first fiscal quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2014 to January 31, 2014	—	$—	—	8,761,705
February 1, 2014 to February 28, 2014	1,561,398	123.11	1,500,000	9,859,965
March 1, 2014 to March 31, 2014	1,607,263	128.01	1,605,300	8,810,526
Total	3,168,661	$125.59	3,105,300	N/A
 ——————————

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At March 31, 2014, we held approximately 9.6 million treasury shares under this program. We previously entered into a Rule 10b5-1 plan that authorized our broker to purchase our common stock traded in the open market pursuant to our evergreen stock repurchase program. The Rule 10b5-1 plan was subsequently terminated in accordance with its terms. Pursuant to the stock repurchase program, we may also repurchase shares outside of a Rule 10b5-1 plan from time to time in accordance with applicable law. During the first fiscal quarter of 2014, the difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs is due to shares of common stock withheld by us to satisfy tax withholding obligations related to vested employee restricted stock awards.

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

Date: May 7, 2014

ALLERGAN, INC.

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Allergan, Inc. (incorporated by reference to Exhibit 3.1 to Allergan Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2013)

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Allergan Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2013)

10.1	Second Amendment to Allergan, Inc. Pension Plan

10.2	Third Amendment to Allergan, Inc. Pension Plan

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101
The following financial statements from Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Unaudited Condensed Consolidated Balance Sheets; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements