Form 10-Q
period 2014-06-30
ALLERGAN INC
filed 2014-08-05
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-Q
————————————————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of July 31, 2014, there were 307,605,860 shares of common stock outstanding (including 10,422,051 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Product net sales	$1,827.3	$1,577.0	$3,446.4	$3,009.5
Other revenues	36.9	20.7	63.9	47.8
Total revenues	1,864.2	1,597.7	3,510.3	3,057.3

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	222.2	199.1	426.7	399.0
Selling, general and administrative	718.9	609.9	1,377.5	1,214.7
Research and development	288.7	266.5	637.7	515.3
Amortization of intangible assets	28.0	29.0	55.8	59.7
Restructuring charges (reversal)	(1.5)	—	22.8	4.3
Operating income	607.9	493.2	989.8	864.3

Non-operating income (expense):
Interest income	2.4	2.0	4.2	3.6
Interest expense	(19.7)	(20.0)	(35.4)	(37.4)
Other, net	(16.2)	11.2	(22.6)	2.5
	(33.5)	(6.8)	(53.8)	(31.3)

Earnings from continuing operations before income taxes	574.4	486.4	936.0	833.0
Provision for income taxes	156.0	132.4	259.1	206.0

Earnings from continuing operations	418.4	354.0	676.9	627.0

Discontinued operations:
Earnings from discontinued operations, net of applicable income tax expense of $3.7 million for the three and six months ended June 30, 2013, respectively	—	7.2	—	7.6
Loss on sale of discontinued operations, net of applicable income tax benefit of $0.3 million and $87.2 million for the six months ended June 30, 2014 and 2013, respectively	—	—	(0.6)	(259.0)
Discontinued operations	—	7.2	(0.6)	(251.4)

Net earnings	418.4	361.2	676.3	375.6
Net earnings attributable to noncontrolling interest	1.2	1.3	1.8	3.2
Net earnings attributable to Allergan, Inc.	$417.2	$359.9	$674.5	$372.4

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.40	$1.19	$2.27	$2.10
Discontinued operations	—	0.03	—	(0.85)
Net basic earnings per share attributable to Allergan, Inc. stockholders	$1.40	$1.22	$2.27	$1.25

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.37	$1.17	$2.22	$2.06
Discontinued operations	—	0.02	—	(0.83)
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$1.37	$1.19	$2.22	$1.23
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net earnings	$418.4	$361.2	$676.3	$375.6

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8.0	(17.2)	11.0	(39.1)
Amortization of deferred holding gains on derivatives designated as cash flow hedges included in net earnings, net of income tax benefit of $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.3 million for the six months ended June 30, 2014 and 2013, respectively(a)	(0.2)	(0.2)	(0.4)	(0.4)
Other comprehensive income (loss)	7.8	(17.4)	10.6	(39.5)

Total comprehensive income	426.2	343.8	686.9	336.1
Comprehensive income attributable to noncontrolling interest	1.2	—	2.0	1.2

Comprehensive income attributable to Allergan, Inc.	$425.0	$343.8	$684.9	$334.9
——————————

(a)	Reclassified into "Interest expense" in the unaudited condensed consolidated statements of earnings.

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and equivalents	$3,189.9	$3,046.1
Short-term investments	525.6	603.0
Trade receivables, net	1,055.0	883.3
Inventories	299.9	285.3
Other current assets	631.3	493.0
Assets of discontinued operations	1.2	9.0
Total current assets	5,702.9	5,319.7
Investments and other assets	238.7	213.2
Deferred tax assets	121.5	128.8
Property, plant and equipment, net	977.9	923.2
Goodwill	2,340.6	2,339.4
Intangibles, net	1,609.2	1,650.0
Total assets	$10,990.8	$10,574.3
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$60.9	$55.6
Accounts payable	300.0	283.2
Accrued compensation	211.6	269.1
Other accrued expenses	833.9	597.5
Income taxes	—	38.9
Total current liabilities	1,406.4	1,244.3
Long-term debt	2,091.8	2,098.3
Other liabilities	698.3	762.2
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,605,860 shares as of June 30, 2014 and 307,554,060 shares as of December 31, 2013	3.1	3.1
Additional paid-in capital	3,193.4	3,032.8
Accumulated other comprehensive loss	(216.1)	(226.6)
Retained earnings	5,138.8	4,646.7
	8,119.2	7,456.0
Less treasury stock, at cost (10,695,411 shares as of June 30, 2014 and 9,947,345 shares as of December 31, 2013)	(1,333.2)	(992.8)
Total stockholders’ equity	6,786.0	6,463.2
Noncontrolling interest	8.3	6.3
Total equity	6,794.3	6,469.5
Total liabilities and equity	$10,990.8	$10,574.3
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net earnings	$676.3	$375.6
Non-cash items included in net earnings:
Depreciation and amortization	121.0	134.4
Amortization of original issue discount and debt issuance costs	1.4	1.2
Amortization of net realized gain on interest rate swaps	(7.4)	(7.2)
Deferred income tax provision (benefit)	3.9	(101.3)
Loss on disposal and impairment of assets	0.7	1.2
Unrealized loss (gain) on derivative instruments	15.1	(11.9)
Expense of share-based compensation plans	66.1	56.8
Loss on sale of discontinued operations	—	346.2
Expense from changes in fair value of contingent consideration	3.4	3.3
Restructuring charges	22.8	4.3
Loss on investment	—	3.7
Changes in operating assets and liabilities:
Trade receivables	(158.5)	(193.0)
Inventories	(10.8)	(19.6)
Other current assets	4.2	28.7
Other non-current assets	(16.8)	(8.6)
Accounts payable	16.0	(6.4)
Accrued expenses	35.6	(18.8)
Income taxes	(114.4)	(14.1)
Other liabilities	(19.5)	26.6
Net cash provided by operating activities	639.1	601.1

Cash flows from investing activities:
Purchases of short-term investments	(1,109.9)	(184.8)
Purchase of non-marketable equity investment	(10.0)	—
Acquisitions, net of cash acquired	—	(892.1)
Additions to property, plant and equipment	(109.9)	(62.4)
Additions to capitalized software	(8.6)	(5.6)
Additions to intangible assets	(10.0)	(0.3)
Proceeds from maturities of short-term investments	1,185.4	260.6
Proceeds from sale of business	1.8	—
Proceeds from sale of property, plant and equipment	0.2	0.1
Net cash used in investing activities	(61.0)	(884.5)

Cash flows from financing activities:
Dividends to stockholders	(29.8)	(29.7)
Payments to acquire treasury stock	(834.0)	(649.1)
Payments of contingent consideration	(10.2)	(11.1)
Net borrowings of notes payable	5.3	2.8
Sale of stock to employees	335.8	140.6
Excess tax benefits from share-based compensation	97.9	31.8
Debt issuance costs	—	(4.8)
Proceeds from issuance of senior notes, net of discount	—	598.5
Net cash (used in) provided by financing activities	(435.0)	79.0

Effect of exchange rate changes on cash and equivalents	0.7	(13.4)
Net increase (decrease) in cash and equivalents	143.8	(217.8)
Cash and equivalents at beginning of period	3,046.1	2,701.8
Cash and equivalents at end of period	$3,189.9	$2,484.0

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amount capitalized	$41.9	$36.2
Income taxes, net of refunds	$291.3	$191.6
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2013. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other period(s).
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
New Accounting Standards Not Yet Adopted
In June 2014, the FASB issued an accounting standards update that requires a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized over the required service period, if it is probable that the performance target will be achieved. This guidance will be effective for fiscal years beginning after December 15, 2015, which will be the Company's fiscal year 2016, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2016, which will be the Company's fiscal year 2017. The Company has not yet evaluated the potential impact of adopting the guidance on the Company's consolidated financial statements.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stockholder Rights Plan
On April 22, 2014, Allergan’s Board of Directors adopted a one-year stockholder rights plan (the Plan) and declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company’s common stock. The Plan is not intended to prevent an acquisition of the Company on terms that the Board of Directors considers favorable to, and in the best interests of, all stockholders. Rather, the Plan aims to provide the Board with adequate time to fully assess any proposal. The Plan is scheduled to expire on April 22, 2015.

Under the terms of the Plan, stockholders of record at the close of business on May 8, 2014 received one right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01, at a price of $500.00 for each share of Allergan common stock held on that date. Subject to limited exceptions, the rights will become exercisable if a person or group acquires a beneficial ownership of 10% or more of Allergan’s common stock. In that situation, each holder of a right, other than the person or group with beneficial ownership of 10% or more of Allergan’s common stock, will be effectively entitled to purchase a number of Allergan’s common shares for $500.00 that have a market value of twice the exercise price of the right.

Note 2:  Acquisitions and Collaborations
MAP Acquisition
On March 1, 2013, the Company completed the acquisition of MAP Pharmaceuticals, Inc. (MAP), a biopharmaceutical company based in the United States focused on developing and commercializing new therapies in neurology, including SempranaTM, formerly referred to as Levadex®, an orally inhaled drug for the potential acute treatment of migraine in adults, for an aggregate purchase price of approximately $871.7 million, net of cash acquired. The acquisition was funded from a combination of current cash and equivalents and short-term investments.
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
The intangible assets consist of an in-process research and development asset of $683.5 million associated with SempranaTM and a core technology asset of $232.1 million associated with MAP's proprietary Tempo® delivery system that has an estimated useful life of 15 years.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Other Acquisitions and Collaborations
In March 2014, the Company completed the acquisition of certain assets from Aline Aesthetics, LLC and Tautona Group, L.P. for an upfront payment of $10.0 million and potential future payments for certain milestone events. The Company accounted for the acquisition as a purchase of net assets. The acquired assets primarily consist of intellectual property related to technology under development for use as a dermal filler that has not achieved regulatory approval. The upfront payment was accrued and recorded as R&D expense in the first quarter of 2014 and was paid in the second quarter of 2014.
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
In connection with various business development transactions where the Company has outlicensed its technology to third parties, the Company has aggregate potential future milestone receipts of approximately $45.9 million as of June 30, 2014, none of which are individually significant. Of that amount, approximately $3.5 million relates to achievement of certain development milestones, approximately $17.0 million relates to achievement of certain regulatory milestones, and approximately $25.4 million relates to achievement of certain commercial sales milestones. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

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
On December 2, 2013, the Company completed the sale of its obesity intervention business to Apollo Endosurgery, Inc. (Apollo) for cash consideration of $75.0 million, subject to certain adjustments, and certain additional consideration, including a minority equity interest in Apollo with an estimated fair value of $15.0 million and contingent consideration of up to $20.0 million to be paid by Apollo upon the achievement of certain regulatory and sales milestones.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$2.6 million, consisting primarily of investment banking fees. In the first quarter of 2014, the Company recognized an additional pre-tax loss of $0.9 million ($0.6 million after tax) on the disposal of the obesity intervention business unit net assets.
The assets of discontinued operations of $1.2 million and $9.0 million as of June 30, 2014 and December 31, 2013, respectively, consist of net trade receivables. The remaining balance of retained inventories at June 30, 2014 was included in continuing operations and will be sold to Apollo pursuant to the transition services agreements.
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
The following table summarizes the results of operations from discontinued operations for the three and six month periods ended June 30, 2013:

	June 30, 2013
	Three Months	Six Months
	(in millions)
Product net sales	$31.9	$65.2

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	5.2	10.5
Selling, general and administrative	14.6	30.4
Research and development	1.2	2.7
Amortization of intangible assets	—	10.3

Earnings from discontinued operations before income taxes	$10.9	$11.3

Earnings from discontinued operations, net of income taxes	$7.2	$7.6

Note 4:  Restructuring Charges and Integration Costs
January 2014 Restructuring Plan
In January 2014, the Company initiated a restructuring plan that includes certain sales force realignments and position eliminations, certain facility relocations and closures in the United States and Europe and the realignment of certain other business support functions, which affected approximately 250 employees. The Company currently estimates that the total costs related to this restructuring plan will be between $40 million and $45 million, which includes severance and other one-time termination benefits, lease exit and contract termination costs, accelerated depreciation and share-based compensation expenses, and relocation and duplicate operating expenses.
The Company began to record costs associated with the January 2014 restructuring plan in the first quarter of 2014 and expects that the majority of the expenses will be incurred in 2014 with the exception of certain expenses related to the relocation of a minor manufacturing facility to be incurred in 2015. The restructuring charges primarily consist of employee severance, one-time termination benefits and contract termination costs associated with the restructuring plan. In the first quarter of 2014, the Company recorded restructuring charges of $24.0 million and recognized additional costs of $6.5 million related to accelerated

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.8 million of cost of sales, $4.3 million in selling, general and administrative (SG&A) expenses and $1.4 million in R&D expenses. In the second quarter of 2014, the Company recorded a $2.3 million restructuring charge reversal and recognized additional costs of $2.3 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.9 million of cost of sales, $0.9 million in SG&A expenses and $0.5 million in R&D expenses.
The following table presents the restructuring charges related to the January 2014 restructuring plan during the six month period ended June 30, 2014:

	Employee Severance	Other	Total
	(in millions)
Restructuring charges during the six month period ended June 30, 2014	$19.4	$2.3	$21.7
Spending	(11.4)	(1.3)	(12.7)
Balance at June 30, 2014 (included in "Other accrued expenses")	$8.0	$1.0	$9.0
Other Restructuring Activities and Integration Costs
In connection with the March 2013 acquisition of MAP, the April 2013 acquisition of Exemplar and the December 2012 acquisition of SkinMedica, Inc., the Company initiated restructuring activities in 2013 to integrate the operations of the acquired businesses with the Company's operations and to capture synergies through the centralization of certain research and development, manufacturing, general and administrative and commercial functions. For the year ended December 31, 2013, the Company recorded $4.5 million of restructuring charges, including $4.3 million in the first quarter of 2013 and a $0.9 million restructuring charge reversal in the second quarter of 2013, primarily consisting of employee severance and other one-time termination benefits for approximately 111 people. In the first quarter of 2014, the Company recorded an additional $0.4 million of restructuring charges.
Included in the three month period ended June 30, 2014 are $0.8 million of restructuring charges for lease terminations, $0.1 million of SG&A expenses and $0.1 million of R&D expenses, and in the six month period ended June 30, 2014 are $0.7 million of restructuring charges for lease terminations and employee severance and other one-time termination benefits, $0.1 million of SG&A expenses and $0.5 million of R&D expenses related to the realignment of various business functions initiated in prior years. Included in the three month period ended June 30, 2013 are $0.9 million of restructuring charges for employee severance and other one-time termination benefits, $0.1 million of SG&A expenses and $0.7 million of R&D expenses, and in the six month period ended June 30, 2013 are $0.9 million of restructuring charges for employee severance and other one-time termination benefits, $0.2 million of SG&A expenses and $0.7 million of R&D expenses related to the realignment of various business functions initiated in prior years.
Included in the three month period ended June 30, 2014 are $0.2 million of SG&A expenses and in the six month period ended June 30, 2014 are $1.0 million of SG&A expenses and $0.4 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in the three month period ended June 30, 2013 are $0.1 million of cost of sales and $3.7 million of SG&A expenses and in the six month period ended June 30, 2013 are $0.1 million of cost of sales and $15.1 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. The SG&A expenses for the six month period ended June 30, 2013 primarily consist of investment banking and legal fees.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5:  Intangibles and Goodwill
Intangibles
At June 30, 2014 and December 31, 2013, the components of intangibles and certain other related information were as follows:

	June 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$657.3	$(372.5)	11.1	$647.7	$(343.8)	11.1
Customer relationships	54.7	(32.1)	2.7	54.7	(21.8)	2.7
Licensing	191.0	(166.5)	9.3	185.8	(164.8)	9.3
Trademarks	89.7	(32.0)	12.3	89.6	(29.7)	12.4
Core technology	327.4	(77.8)	14.8	327.5	(66.9)	14.8
Other	31.0	(14.8)	7.6	30.7	(12.8)	7.6
	1,351.1	(695.7)	11.4	1,336.0	(639.8)	11.4
Unamortizable Intangible Assets:
In-process research and development	953.8	—		953.8	—
	$2,304.9	$(695.7)		$2,289.8	$(639.8)
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides amortization expense by major categories of intangible assets for the three and six month periods ended June 30, 2014 and 2013, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Developed technology	$14.6	$14.3	$29.0	$28.6
Customer relationships	5.1	5.1	10.2	10.2
Licensing	0.8	0.8	1.5	6.0
Trademarks	1.1	1.1	2.2	2.2
Core technology	5.6	5.5	11.1	8.4
Other	0.8	2.2	1.8	4.3
	$28.0	$29.0	$55.8	$59.7
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
Estimated amortization expense is $111.4 million for 2014, $98.2 million for 2015, $77.9 million for 2016, $59.4 million for 2017 and $57.4 million for 2018.
Goodwill
Changes in the carrying amount of goodwill by operating segment through June 30, 2014 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2013	$501.2	$1,838.2	$2,339.4
Foreign exchange translation effects	1.6	(0.4)	1.2
Balance at June 30, 2014	$502.8	$1,837.8	$2,340.6

Note 6:  Inventories
Components of inventories were:

	June 30, 2014	December 31, 2013
	(in millions)
Finished products	$192.7	$180.0
Work in process	45.3	44.1
Raw materials	61.9	61.2
Total	$299.9	$285.3
At June 30, 2014 and December 31, 2013, approximately $12.6 million and $11.7 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant.

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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $48.9 million at June 30, 2014 and December 31, 2013.
The total amount of unrecognized tax benefits was $51.3 million and $77.3 million as of June 30, 2014 and December 31, 2013, respectively. The decrease in unrecognized tax benefits is primarily attributable to changes in estimates of certain transfer-pricing positions related to prior year filings and provision to return adjustments. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $45.8 million and $70.5 million as of June 30, 2014 and December 31, 2013, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $14.0 million to $15.0 million due to the settlement of income tax audits, Appeals proceedings and Competent Authority negotiations in the United States and certain foreign jurisdictions.
During the third quarter of 2013, the Company reached a preliminary settlement for the Company’s acquired subsidiary, Inamed, for tax year 2005 with the IRS that was pending final review and approval by the U.S. Tax Court. The U.S. Tax Court approved the settlement in the first quarter of 2014. The impact of this settlement is not considered material.
Total interest accrued related to uncertain tax positions included in the Company's unaudited condensed consolidated balance sheets was $7.1 million and $9.8 million as of June 30, 2014 and December 31, 2013, respectively.
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
For the three and six month periods ended June 30, 2014 and 2013, share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Cost of sales	$1.8	$1.8	$3.7	$3.6
Selling, general and administrative	20.8	18.0	44.0	37.4
Research and development	8.8	7.5	18.4	14.8
Pre-tax share-based compensation expense	31.4	27.3	66.1	55.8
Income tax benefit	10.3	8.7	21.0	18.1
Net share-based compensation expense	$21.1	$18.6	$45.1	$37.7
As of June 30, 2014, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $253.4 million, which is expected to be recognized over the next 46 months (34 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of June 30, 2014.
Note 9:  Employee Retirement and Other Benefit Plans
The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.
Components of net periodic benefit cost for the three and six month periods ended June 30, 2014 and 2013, respectively, were as follows:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Service cost	$6.9	$7.1	$0.4	$0.5
Interest cost	13.3	11.5	0.6	0.5
Expected return on plan assets	(13.2)	(11.2)	—	—
Amortization of prior service costs	(0.1)	—	(0.7)	(0.6)
Recognized net actuarial losses	4.8	7.7	0.2	0.3
Net periodic benefit cost	$11.7	$15.1	$0.5	$0.7

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended
	Pension Benefits		Other Postretirement Benefits
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Service cost	$13.8	$14.2	$0.8	$0.9
Interest cost	26.6	23.1	1.2	1.0
Expected return on plan assets	(26.3)	(22.5)	—	—
Amortization of prior service costs	(0.1)	—	(1.4)	(1.3)
Recognized net actuarial losses	9.5	15.5	0.4	0.7
Net periodic benefit cost	$23.5	$30.3	$1.0	$1.3
In 2014, the Company expects to pay contributions of between $30.0 million and $40.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 10:  Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in various legal actions, government investigations and environmental proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these actions, proceedings and investigations are described below. The following supplements the discussion set forth in Note 13 “Commitments and Contingencies - Legal Proceedings” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Note 10 “Contingencies - Legal Proceedings” in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and is limited to certain recent developments concerning the Company's legal proceedings.
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
Stockholder Derivative Litigation
Botox® Settlement-Related Actions
In June 2014, the U.S. Court of Appeals for the Ninth Circuit heard oral argument on plaintiffs’ appeal regarding the U.S. District Court for the Central District of California’s granting of the Company’s and the individual defendants’ motion to dismiss and took the matter under submission.
2011 Incentive Award Plan Action
In May 2014, the U.S. District Court for the District of Delaware dismissed this matter with prejudice.
Patent Litigation
We are involved in patent litigation matters, including certain paragraph 4 invalidity and non-infringement claims brought under the Hatch-Waxman Act in the United States described below.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Latisse®
In June 2014, the U.S. Court of Appeals for the Federal Circuit reversed the finding of the U.S. District Court for the Middle District of North Carolina and held that U.S. Patent Numbers 7,351,404 and 7,388,029 are invalid.
In June 2014, Apotex Corp. (Apotex) filed an ANDA seeking approval of a generic form of Latisse® 0.03% bimatoprost ophthalmic solution. The Company subsequently received a paragraph 4 invalidity and noninfringement certification from Apotex contending that U.S. Patent Numbers 8,632,760 (‘760 Patent) and 8,541,466 (‘466 Patent) are invalid or not infringed by Apotex’s proposed generic product.
In June 2014, Sandoz, Inc. (Sandoz) filed an ANDA seeking approval of a generic form of Latisse® 0.03% bimatoprost ophthalmic solution. The Company subsequently received a paragraph 4 invalidity and noninfringement certification from Sandoz contending that U.S. Patent Numbers 8,038,988, 8,101,161, 8,263,054, ‘760 Patent, and ‘466 Patent are invalid or not infringed by Sandoz’s proposed generic product.
Restasis®
In April 2014, the Company received a purported paragraph 4 certification from Watson Laboratories, Inc., a subsidiary of Actavis plc (Watson), contending that it had filed an ANDA seeking approval of a generic form of Restasis® (cyclosporine) ophthalmic emulsion, 0.05%, and that U.S. Patent Numbers 8,633,162, 8,642,556, 8,648,048, and 8,685,930 (Restasis Patents) are invalid, unenforceable and/or not infringed. In May 2014, the Company filed a complaint against Watson in the U.S. District Court for the Eastern District of Texas alleging that Watson sent a premature, improper, null and void paragraph 4 certification and, in the alternative, that its proposed product infringes the Restasis Patents. In April 2014, Watson filed a motion to dismiss for lack of personal jurisdiction. In June 2014, the Company filed a motion for summary judgment on its false paragraph 4 notification claims and a motion to dismiss its patent infringement claims.
Other Litigation
Allergan, Inc. v. Cayman Chemical Company, et al.
In May 2014, Athena Cosmetics, Inc. filed a Petition for Writ of Certiorari to the U.S. Supreme Court.
Valeant and Pershing Square Insider Trading Action
In August 2014, the Company filed a complaint in the U.S. District Court for the Central District of California against Valeant Pharmaceuticals International, Inc. (Valeant), Pershing Square Capital Management, L.P. (Pershing Square) and its principal, William A. Ackman, alleging that Valeant, Pershing Square and Mr. Ackman violated federal securities laws prohibiting insider trading, engaged in other fraudulent practices, and failed to disclose legally required information. The complaint alleges that Valeant, Pershing Square and Mr. Ackman, violated Sections 13(d), 14(a), and 14(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), which prohibit insider trading and require full and fair disclosure for stockholders in the context of proxy solicitations and tender offers, and the rules promulgated by the U.S. Securities and Exchange Commission under those Sections, including Rule 14e-3. In its complaint, the Company is seeking, among other remedies, a declaration from the court that Pershing Square and Valeant violated insider trading and disclosure laws, and an order rescinding Pershing Square’s purchase of the Company shares it acquired illegally.
Contingencies
The Company is largely self-insured for future product liability losses related to all of its products. The Company has historically been and continues to be self-insured for any product liability losses related to its breast implant products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the second quarter and the first six months of 2014 and 2013, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of June 30, 2014 are not material.
The Company has provided reserves for contingencies related to various lawsuits, claims and contractual disputes that management believes are probable and reasonably estimable. The amounts reserved for these contingencies as of June 30, 2014 are not material.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11:  Guarantees
The Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each person that is involved in or is, or is threatened to be, made a party to any action, suit or proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise. The Company has also entered into contractual indemnity agreements with each of its directors and executive officers pursuant to which, among other things, the Company has agreed to indemnify such directors and executive officers against any payments they are required to make as a result of a claim brought against such executive officer or director in such capacity, excluding claims (i) relating to the action or inaction of a director or executive officer that resulted in such director or executive officer gaining illegal personal profit or advantage, (ii) for an accounting of profits made from the purchase or sale of securities of the Company within the meaning of Section 16(b) of the Exchange Act, or similar provisions of any state law or (iii) that are based upon or arise out of such director’s or executive officer’s knowingly fraudulent, deliberately dishonest or willful misconduct. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors’ and officers’ liability insurance policies intended to reduce the Company’s monetary exposure and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions, but makes no assurance that such amounts will not be paid in the future. The Company currently believes the estimated fair value of these indemnification arrangements is minimal.
 The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug, biologics and medical device development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, in agreements with financial advisors, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its acquisition agreements and discovery and development collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s products, compounds or drug candidates. With respect to financial advisor agreements, the indemnification provisions typically apply to any claim asserted against the advisors relating to their scope of work for the Company, including claims related to acquisition or merger transactions. With respect to real estate lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s acquisition agreements and collaboration agreements are similar, but in addition often provide indemnification for the collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the above cases, the terms of these indemnification provisions generally survive the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability intended to reduce the Company’s exposure for indemnification and to enable the Company to recover a portion of any future amounts paid. The Company has not previously paid any material amounts to defend lawsuits or settle claims as a result of these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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
The following table provides a reconciliation of the change in estimated product warranty liabilities through June 30, 2014:

(in millions)
Balance at December 31, 2013	$33.6
Provision for warranties issued during the period	5.4
Settlements made during the period	(5.0)
Balance at June 30, 2014	$34.0

Current portion	$7.6
Non-current portion	26.4
Total	$34.0

Note 13:  Earnings Per Share
The table below presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)

Net earnings attributable to Allergan, Inc.:
Earnings from continuing operations attributable to Allergan, Inc.:
Earnings from continuing operations	$418.4	$354.0	$676.9	$627.0
Less net earnings attributable to noncontrolling interest	1.2	1.3	1.8	3.2
Earnings from continuing operations attributable to Allergan, Inc.	417.2	352.7	675.1	623.8
Earnings (loss) from discontinued operations	—	7.2	(0.6)	(251.4)
Net earnings attributable to Allergan, Inc.	$417.2	$359.9	$674.5	$372.4

Weighted average number of shares outstanding	297.6	296.0	297.7	296.9
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	6.3	5.3	6.0	5.6
Diluted shares	303.9	301.3	303.7	302.5

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.40	$1.19	$2.27	$2.10
Discontinued operations	—	0.03	—	(0.85)
Net basic earnings per share attributable to Allergan, Inc. stockholders	$1.40	$1.22	$2.27	$1.25

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.37	$1.17	$2.22	$2.06
Discontinued operations	—	0.02	—	(0.83)
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$1.37	$1.19	$2.22	$1.23
For the three and six month periods ended June 30, 2014, options to purchase 3.6 million and 5.5 million shares of common stock at exercise prices ranging from $125.07 to $166.32 and $104.77 to $166.32 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.

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
On January 31, 2007, the Company entered into a nine-year, two month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, the Company terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, the Company added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. During the three and six month periods ended June 30, 2014, the Company recognized $3.4 million and $6.8 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap. During the three and six month periods ended June 30, 2013, the Company recognized $3.3 million and $6.5 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three and six month periods ended June 30, 2014 and 2013, the Company recognized $0.3 million and $0.7 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of June 30, 2014, the remaining unrecognized gain of $2.3 million ($1.4 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2014 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.

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
From time to time, the Company enters into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures. The Company does not designate these derivative instruments as accounting hedges.
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
Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and six month periods ended June 30, 2014, the Company recognized realized gains on settled foreign currency option contracts of $2.2 million and $6.2 million, respectively, and net unrealized losses on open foreign currency option contracts of $10.9 million and $15.1 million, respectively. During the three and six month periods ended June 30, 2013, the Company recognized realized gains on settled foreign currency option contracts of $0.6 million and $1.6 million, respectively, and net unrealized gains on open foreign currency option contracts of $10.6 million and $11.9 million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and six month periods ended June 30, 2014, the Company recognized total realized and unrealized losses from foreign exchange forward contracts of $0.8 million and $0.7 million, respectively. During the three and six month periods ended June 30, 2013, the Company recognized total realized and unrealized gains from foreign exchange forward contracts of $3.8 million and $3.2 million, respectively.
The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At June 30, 2014 and December 31, 2013, foreign currency derivative assets associated with the foreign exchange option contracts of $25.5 million and $20.2 million, respectively, were included in “Other current assets.” At June 30, 2014 and December 31, 2013, net foreign currency derivative assets associated with the foreign exchange forward contracts of $1.2 million and $0.2 million, respectively, were included in “Other current assets.”

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At June 30, 2014 and December 31, 2013, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	June 30, 2014		December 31, 2013
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$43.6	$(0.7)	$35.0	$0.1
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	162.5	1.9	41.3	0.1
Foreign currency sold — put options	854.0	25.5	560.8	20.2
The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2014 and December 31, 2013, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 30, 2014 and December 31, 2013. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
Other Financial Instruments
At June 30, 2014 and December 31, 2013, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, non-marketable equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of non-marketable equity investments, which represent investments in start-up technology companies, are estimated based on information provided by these companies. The fair value of notes payable and long-term debt are estimated based on quoted market prices and interest rates.
The carrying amount and estimated fair value of the Company’s other financial instruments at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$3,189.9	$3,189.9	$3,046.1	$3,046.1
Short-term investments	525.6	525.6	603.0	603.0
Non-current non-marketable equity investments	30.8	30.8	20.8	20.8
Notes payable	60.9	60.9	55.6	55.6
Long-term debt	2,091.8	2,112.3	2,098.3	2,163.8
In the first quarter of 2013, the Company recorded an impairment charge of $3.7 million included in "Other, net" non-operating expense due to the other than temporary decline in value of a non-marketable equity investment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At June 30, 2014, no single customer represented more than 10% of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s estimates.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2014 and December 31, 2013, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, foreign exchange derivatives, deferred executive compensation investments and liabilities and contingent consideration liabilities. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$2,108.3	$—	$2,108.3	$—
Foreign time deposits	334.4	—	334.4	—
Other cash equivalents	1,047.5	—	1,047.5	—
Foreign exchange derivative assets	26.7	—	26.7	—
Deferred executive compensation investments	108.7	88.3	20.4	—
	$3,625.6	$88.3	$3,537.3	$—
Liabilities
Deferred executive compensation liabilities	101.3	80.9	20.4	—
Contingent consideration liabilities	218.8	—	—	218.8
	$320.1	$80.9	$20.4	$218.8

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$2,016.8	$—	$2,016.8	$—
Foreign time deposits	370.3	—	370.3	—
Other cash equivalents	1,080.4	—	1,080.4	—
Foreign exchange derivative assets	20.4	—	20.4	—
Deferred executive compensation investments	100.7	80.4	20.3	—
	$3,588.6	$80.4	$3,508.2	$—
Liabilities
Deferred executive compensation liabilities	$93.0	$72.7	$20.3	$—
Contingent consideration liabilities	225.2	—	—	225.2
	$318.2	$72.7	$20.3	$225.2
Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Other cash equivalents consist primarily of money-market fund investments. Short-term investments consist of commercial paper and foreign time deposits. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

prices and option volatility at the reporting date. The Company believes the fair values assigned to its derivative instruments as of June 30, 2014 and December 31, 2013 are based upon reasonable estimates and assumptions. Assets and liabilities related to deferred executive compensation consist of actively traded mutual funds classified as Level 1 and money-market funds classified as Level 2.
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
The following table provides a reconciliation of the change in the contingent consideration liabilities through June 30, 2014:

(in millions)
Balance at December 31, 2013	$225.2
Change in the estimated fair value of the contingent consideration liabilities	3.4
Payments made during the period	(10.2)
Foreign exchange translation effects	0.4
Balance at June 30, 2014	$218.8

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to its operating segments, nor does the Company’s chief operating decision maker evaluate operating segments using discrete asset information.
Operating Segments

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Product net sales:
Specialty pharmaceuticals	$1,526.1	$1,347.7	$2,885.4	$2,579.5
Medical devices	301.2	229.3	561.0	430.0
Total product net sales	1,827.3	1,577.0	3,446.4	3,009.5
Other revenues	36.9	20.7	63.9	47.8
Total revenues	$1,864.2	$1,597.7	$3,510.3	$3,057.3

Operating income:
Specialty pharmaceuticals	$685.7	$569.4	$1,256.0	$1,059.4
Medical devices	100.2	75.1	175.9	129.7
Total segments	785.9	644.5	1,431.9	1,189.1
General and administrative expenses, other indirect costs and other adjustments	153.1	123.7	366.3	267.8
Amortization of intangible assets (a)	26.4	27.6	53.0	52.7
Restructuring charges (reversal)	(1.5)	—	22.8	4.3
Total operating income	$607.9	$493.2	$989.8	$864.3
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal geographic markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 61.9% and 61.1% of the Company’s total consolidated product net sales for the three month periods ended June 30, 2014 and 2013, respectively. U.S. sales represented 62.1% and 61.0% of the Company’s total consolidated product net sales for the six month periods ended June 30, 2014 and 2013, respectively.
Sales to three customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended June 30, 2014 and 2013 were 14.1% and 14.0%, respectively, of the Company’s total consolidated product net sales, and 13.9% and 14.1%, respectively, of the Company’s total consolidated product net sales for the six month periods ended June 30, 2014 and 2013. Sales to AmerisourceBergen Corporation for the three month period ended June 30, 2014 were 10.1% of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the three month period ended June 30, 2013 were 14.2% of the Company’s total consolidated product net sales, and 10.1% and 14.3%, respectively, of the Company’s total consolidated product net sales for the six month periods ended June 30, 2014 and 2013. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Other medical devices product net sales represent sales made pursuant to certain transitional manufacturing and distribution service agreements with Apollo related to the sale of the Company's obesity intervention business unit. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Net Sales by Product Line

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$827.0	$722.4	$1,557.4	$1,391.0
Botox®/Neuromodulators	579.4	513.0	1,081.2	970.9
Skin Care and Other	119.7	112.3	246.8	217.6
Total Specialty Pharmaceuticals	1,526.1	1,347.7	2,885.4	2,579.5

Medical Devices:
Breast Aesthetics	110.2	106.8	209.7	196.4
Facial Aesthetics	178.3	122.5	326.2	233.6
Core Medical Devices	288.5	229.3	535.9	430.0
Other	12.7	—	25.1	—
Total Medical Devices	301.2	229.3	561.0	430.0

Total product net sales	$1,827.3	$1,577.0	$3,446.4	$3,009.5
Geographic Information

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Product net sales:
United States	$1,131.0	$963.3	$2,141.7	$1,836.3
Europe	382.8	323.7	730.3	626.9
Latin America	101.1	100.7	181.5	181.9
Asia Pacific	134.1	118.5	248.1	230.9
Other	78.3	70.8	144.8	133.5
Total product net sales	$1,827.3	$1,577.0	$3,446.4	$3,009.5

	June 30, 2014	December 31, 2013
	(in millions)
Long-lived assets:
United States	$4,241.0	$4,274.7
Europe	618.1	569.9
Latin America	52.1	52.2
Asia Pacific	51.5	51.2
Other	1.3	1.4
Total long-lived assets	$4,964.0	$4,949.4

Note 17:  Subsequent Event
In July 2014, the Company completed a global review of its structures and processes, portfolio of research and development projects and marketed products, and its geographies in an effort to prioritize the highest value investments. As a result of this review, the Company will execute a restructuring in the remainder of 2014 in an effort to improve efficiency and productivity.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company currently estimates that it will incur total non-recurring pre-tax charges of between $375 million and $425 million in connection with the restructuring and other costs, of which $65 million to $75 million will be a non-cash charge associated with the acceleration of previously unrecognized share-based compensation costs and certain other non-cash accounting adjustments. As part of the restructuring, the Company will reduce its workforce by approximately 1,500 employees, or approximately 13 percent of its current global headcount, and eliminate an additional approximately 250 vacant positions. The restructuring charges and other costs will primarily consist of employee severance and other one-time termination benefits, facility lease and other contract terminations, accelerated depreciation and asset write-downs, accelerated equity-based compensation, temporary labor and duplicate operating expenses. These non-recurring charges will be incurred beginning in the third quarter of 2014 and are expected to continue through the second quarter of 2015.

ALLERGAN, INC.
 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This financial review presents our operating results for the three and six month periods ended June 30, 2014 and 2013, and our financial condition at June 30, 2014. The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six month periods ended June 30, 2014 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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
We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $7.3 million and $6.3 million at June 30, 2014 and December 31, 2013, respectively. Provisions for cash discounts deducted from consolidated sales in the second quarter of 2014 and 2013 were $21.9 million and $18.7 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first six months of 2014 and 2013 were $41.2 million and $36.3 million, respectively.
We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at June 30, 2014 and December 31, 2013 were $86.3 million and $84.4 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $118.9 million and $114.7 million in the second quarter of 2014 and 2013, respectively. Provisions for sales returns deducted from consolidated sales were $228.0 million and $216.9 million in the first six months of 2014 and 2013, respectively. The increase in the provisions for sales returns in the second quarter and the first six months of 2014 compared to the second quarter and the first six months of 2013 is primarily due to increased overall product sales volume, partially offset by a decrease in estimated product sales return rates for our breast aesthetics products. Actual historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
We participate in various U.S. federal and state government rebate programs, the largest of which are Medicaid, Medicare and the U.S. Department of Veterans Affairs. We also have contracts with various managed care and group purchasing organizations that provide for sales rebates and other contractual discounts. In the United States, we also incur chargebacks, which are reimbursements to wholesalers for honoring contracted prices to third parties. Outside of the United States, we incur sales allowances based on contractual provisions and legislative mandates. We also offer rebate and other incentive programs directly to our customers for our aesthetic products and certain therapeutic products, including Botox® for both therapeutic and cosmetic uses, the Juvéderm®

franchise, Latisse®, Natrelle®, Acuvail®, Aczone® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $359.7 million and $279.3 million at June 30, 2014 and December 31, 2013, respectively.
Provisions for sales rebates and other incentive programs deducted from consolidated sales were $374.3 million in the second quarter of 2014 compared to $267.6 million in the second quarter of 2013. The $106.7 million increase in the provisions for sales rebates and other incentive programs in the second quarter of 2014 is due to a $39.6 million increase in provisions for rebates associated with U.S. federal and state government programs, a $6.5 million increase in managed health care rebates and other contractual discounts, a $22.4 million increase in chargebacks, primarily due to increases in the list prices of certain eye care pharmaceuticals products that are subject to fixed contractual prices with government agencies, an $11.9 million increase in sales allowances outside of the United States and a $26.3 million increase in provisions for consumer coupons and other customer incentives. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $717.4 million in the first six months of 2014 compared to $538.9 million in the first six months of 2013. The $178.5 million increase in the provisions for sales rebates and other incentive programs in the first six months of 2014 is due to a $76.3 million increase in provisions for rebates associated with U.S. federal and state government programs, a $13.2 million increase in managed health care rebates and other contractual discounts, a $44.8 million increase in chargebacks, primarily due to increases in the list prices of certain eye care pharmaceuticals products that are subject to fixed contractual prices with government agencies, a $12.8 million increase in sales allowances outside of the United States and a $31.4 million increase in provisions for consumer coupons and other customer incentives. The increase in the provisions for sales rebates and other incentive programs in the three and six month periods ended June 30, 2014 compared to the respective periods in 2013 is primarily due to increased eye care pharmaceutical sales in the United States and a shift in U.S. patient populations to government reimbursed programs, which typically have higher rebate percentages than other managed care programs. Rebates related to the Medicare Part D coverage gap in the United States increased in the three and six month periods ended June 30, 2014 compared to the respective periods in 2013, primarily due to higher estimated utilization rates. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2014 and 2013, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
Our procedures for estimating amounts accrued for sales rebates and other incentive programs at the end of any period are based on available quantitative data and are supplemented by management’s judgment with respect to many factors, including but not limited to, current market dynamics, changes in contract terms, changes in sales trends, an evaluation of current laws and regulations and product pricing. Quantitatively, we use historical sales, product utilization and rebate data and apply forecasting techniques in order to estimate our liability amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amounts. There are inherent risks in this process. For example, customers may not achieve assumed utilization levels; customers may misreport their utilization to us; actual utilization and reimbursement rates under government rebate programs may differ from those estimated; and actual movements of the U.S. Consumer Price Index for All Urban Consumers, or CPI-U, which affect our rebate programs with U.S. federal and state government agencies, may differ from those estimated. On a quarterly basis, adjustments to our estimated liabilities for sales rebates and other incentive programs related to sales made in prior periods have not been material and have generally been less than 0.5% of consolidated product net sales. An adjustment to our estimated liabilities of 0.5% of consolidated product net sales on a quarterly basis would result in an increase or decrease to net sales and earnings before income taxes of approximately $9.0 million to $10.0 million. The sensitivity of our estimates can vary by program and type of customer. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Due to this time lag, we record adjustments to our estimated liabilities over several periods, which can result in a net increase to earnings or a net decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of rebates and incentives differ materially from the amounts estimated by management.
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
Contingent Consideration
Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using our estimated cost of borrowing. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying unaudited condensed consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $218.8 million and $225.2 million at June 30, 2014 and December 31, 2013, respectively, and was included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.
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
Product Liability Self-Insurance
We are largely self-insured for future product liability losses related to all of our products. We have historically been and continue to be self-insured for any product liability losses related to our breast implant products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the second quarter and the first six months of 2014 and 2013, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of June 30, 2014 are not expected to have a material effect on our results of operations or liquidity.
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
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $48.9 million at June 30, 2014 and December 31, 2013.
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
As of June 30, 2014, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
We also review intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value. As of June 30, 2014, we believe that the carrying values of our amortizable intangible assets are recoverable and the fair value exceeds the carrying value of our indefinite-lived in-process research and development intangible assets.
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
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. At June 30, 2014, we employed approximately 11,700 persons around the world. Our principal geographic markets are the United States, Europe, Latin America and Asia Pacific.

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
The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,	June 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2014	2013	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$827.0	$722.4	$104.6	$107.2	$(2.6)	14.5%	14.8%	(0.3)%
Botox®/Neuromodulators	579.4	513.0	66.4	70.3	(3.9)	12.9%	13.7%	(0.8)%
Skin Care and Other	119.7	112.3	7.4	7.6	(0.2)	6.6%	6.8%	(0.2)%
Total Specialty Pharmaceuticals	1,526.1	1,347.7	178.4	185.1	(6.7)	13.2%	13.7%	(0.5)%
Medical Devices:
Breast Aesthetics	110.2	106.8	3.4	3.1	0.3	3.2%	2.9%	0.3%
Facial Aesthetics	178.3	122.5	55.8	56.7	(0.9)	45.6%	46.3%	(0.7)%
Core Medical Devices	288.5	229.3	59.2	59.8	(0.6)	25.8%	26.1%	(0.3)%
Other (a)	12.7	—	12.7	12.7	—	N/A	N/A	N/A
Total Medical Devices	301.2	229.3	71.9	72.5	(0.6)	31.4%	31.6%	(0.2)%

Total product net sales	$1,827.3	$1,577.0	$250.3	$257.6	$(7.3)	15.9%	16.3%	(0.4)%

Domestic product net sales	61.9%	61.1%
International product net sales	38.1%	38.9%

Selected Product Net Sales (b):
Alphagan® P, Alphagan® and Combigan®	$125.4	$120.1	$5.3	$6.4	$(1.1)	4.5%	5.3%	(0.8)%
Lumigan® Franchise	174.7	158.0	16.7	14.6	2.1	10.5%	9.3%	1.2%
Total Glaucoma Products	302.5	280.4	22.1	21.1	1.0	7.9%	7.5%	0.4%
Restasis®	269.3	216.4	52.9	54.5	(1.6)	24.4%	25.2%	(0.8)%
Latisse®	25.1	27.6	(2.5)	(2.4)	(0.1)	(9.4)%	(8.7)%	(0.7)%
Total Specialty Pharmaceuticals and Core Medical Devices	1,814.6	1,577.0	237.6	244.9	(7.3)	15.1%	15.5%	(0.4)%

	Six Months Ended
	June 30,	June 30	Change in Product Net Sales			Percent Change in Product Net Sales
	2014	2013	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$1,557.4	$1,391.0	$166.4	$180.3	$(13.9)	12.0%	13.0%	(1.0)%
Botox®/Neuromodulators	1,081.2	970.9	110.3	123.0	(12.7)	11.4%	12.7%	(1.3)%
Skin Care and Other	246.8	217.6	29.2	29.7	(0.5)	13.4%	13.6%	(0.2)%
Total Specialty Pharmaceuticals	2,885.4	2,579.5	305.9	333.0	(27.1)	11.9%	12.9%	(1.0)%
Medical Devices:
Breast Aesthetics	209.7	196.4	13.3	14.1	(0.8)	6.8%	7.2%	(0.4)%
Facial Aesthetics	326.2	233.6	92.6	96.3	(3.7)	39.6%	41.2%	(1.6)%
Core Medical Devices	535.9	430.0	105.9	110.4	(4.5)	24.6%	25.7%	(1.1)%
Other (a)	25.1	—	25.1	25.1	—	N/A	N/A	N/A
Total Medical Devices	561.0	430.0	131.0	135.5	(4.5)	30.5%	31.5%	(1.0)%

Total product net sales	$3,446.4	$3,009.5	$436.9	$468.5	$(31.6)	14.5%	15.6%	(1.1)%

Domestic product net sales	62.1%	61.0%
International product net sales	37.9%	39.0%

Selected Product Net Sales (b):
Alphagan® P, Alphagan® and Combigan®	$246.7	$236.8	$9.9	$13.4	$(3.5)	4.2%	5.6%	(1.4)%
Lumigan® Franchise	319.7	299.2	20.5	18.3	2.2	6.8%	6.1%	0.7%
Total Glaucoma Products	571.0	540.8	30.2	31.6	(1.4)	5.6%	5.8%	(0.2)%
Restasis®	501.0	423.1	77.9	81.8	(3.9)	18.4%	19.3%	(0.9)%
Latisse®	48.8	52.2	(3.4)	(3.0)	(0.4)	(6.6)%	(5.8)%	(0.8)%
Total Specialty Pharmaceuticals and Core Medical Devices	3,421.3	3,009.5	411.8	443.4	(31.6)	13.7%	14.7%	(1.0)%
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
Product Net Sales
Product net sales increased by $250.3 million in the second quarter of 2014 compared to the second quarter of 2013 due to an increase of $178.4 million in our specialty pharmaceuticals product net sales, an increase of $59.2 million in our core medical devices product net sales, and $12.7 million of sales made pursuant to transition services agreements with Apollo Endosurgery, Inc. related to the disposition of our obesity intervention business unit. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care and other product lines. The increase in core medical devices product net sales reflects an increase in product net sales of our facial aesthetics and breast aesthetics product lines.
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
Certain of our products face generic competition and our products also compete with generic versions of some branded pharmaceutical products sold by our competitors. In October 2013, a generic version of Zymaxid®, our fluoroquinolone indicated for the treatment of bacterial conjunctivitis, was launched in the United States. In 2011, the U.S. patent for Tazorac®cream, indicated for psoriasis and acne, expired. The U.S. patents for Tazorac® gel expired in June 2014. The U.S. Food and Drug Administration, or FDA, has posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene cream, separately for both psoriasis and acne. We believe that this will require generic manufacturers to conduct a trial, at risk, for both indications.
In June 2013, the FDA published a draft guidance on establishing bioequivalence to cyclosporine ophthalmic emulsion. Based on the methods proposed in the draft guidance, a generic company could seek FDA approval of an abbreviated new drug application, or ANDA, to compete with Restasis®. In August 2013, Allergan submitted a Comment to FDA regarding this draft guidance, and in January 2014, we submitted a Citizen Petition to FDA challenging, among other things, the scientific and legal validity of certain methods described in the draft guidance. In addition, we have obtained five additional U.S. patents covering the specific formulation and the method of using our Restasis® product, all of which expire in August 2024. There remains uncertainty as to any resolution of the issues raised in Allergan’s Citizen Petition and Comment, including the scientific and legal validity of certain methods described in the draft guidance. There is also uncertainty as to the status of any ANDA filers with respect to Restasis®. If Allergan’s Citizen Petition could have affected a pending ANDA, FDA’s decision on the Petition would have been expected by July 28, 2014 (150 days after the Petition was filed). To date, however, Allergan has not received any response from FDA to its Citizen Petition.
We do not currently believe that our aggregate product net sales will be materially impacted in 2014 by generic competition, but we could experience a rapid and significant decline in net sales of certain products if we are unable to successfully maintain or defend our patents and patent applications relating to such products.
Eye care pharmaceuticals product net sales increased in the second quarter of 2014 compared to the second quarter of 2013 in all of our principal geographic regions. The overall increase in total sales in dollars of our eye care pharmaceutical products in the second quarter of 2014 compared to the second quarter of 2013 is primarily due to an increase in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of our glaucoma products Lumigan® 0.01%, Lumigan® 0.03%, Combigan® and Alphagan® P 0.15%, an increase in sales of eye care products, prednisolone acetate and fluorometholone, by our generics division, Pacific Pharma, Inc., an increase in our non-steroidal anti-inflammatory drug Acular LS®, and an increase of $11.7 million in sales of our artificial tears products, primarily consisting of Refresh® and Optive™ lubricant eye drops, partially offset by a decrease in sales of our fluoroquinolone products Zymaxid® and Zymar®, a decrease in sales of our topical allergy medication Lastacaft®, and a decrease in sales of our older-generation anti-inflammatory drug Acular®.
We increased prices on certain eye care pharmaceutical products in the United States in the last nine months of 2013 and the first six months of 2014. Effective May 18, 2013, we increased the published U.S. list price for Restasis®, Alphagan® P 0.1%, Alphagan® P 0.15% and Lastacaft® by five percent and Zymaxid®, Acular®, Acular LS® and Acuvail® by six percent. Effective November 23, 2013, we increased the published U.S. list price for Acular LS® by an additional ten percent. Effective January 1, 2014, we increased the published U.S. list price for Restasis®, Lastacaft®, Combigan®, Alphagan® P 0.1%, Alphagan® P 0.15%, Acular®, Acuvail® and Zymaxid® by an additional seven percent and Lumigan® 0.01% by seven percent. These price increases had a positive net effect on our U.S. sales in the second quarter of 2014 compared to the second quarter of 2013, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.
Total sales of Botox® increased in the second quarter of 2014 compared to the second quarter of 2013 due to growth in sales for both therapeutic and cosmetic uses. Sales of Botox® for therapeutic use increased in the United States, Canada, Europe, and Asia Pacific, primarily due to strong growth in sales for the prophylactic treatment of chronic migraine and for the treatment of urinary incontinence, partially offset by a decline in sales in Latin America. Net sales of Botox® for both therapeutic and cosmetic use in Latin America decreased in the second quarter of 2014 compared to the second quarter of 2013 primarily due to the negative translation effect of average foreign currency exchange rates in effect during the second quarter of 2014 compared to the second quarter of 2013 and a decrease in sales to Venezuela related to the economic turmoil in that country. Sales of Botox® for cosmetic use increased in the United States and Europe, partially offset by a decline in sales in Asia Pacific primarily due to timing of ex-factory shipments. The increase in sales of Botox® for cosmetic use in the United States and Europe was primarily attributable to higher unit volume. Additionally, sales of Botox® for both therapeutic and cosmetic uses in the United States were positively impacted by an increase in the U.S. list price for Botox® of three percent that was effective January 1, 2014. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 75% in the first quarter of 2014, the last quarter for which market data is available.
Skin care and other product net sales increased in the second quarter of 2014 compared to the second quarter of 2013 primarily due to an increase of $12.5 million in sales of Aczone®, our topical dapsone treatment for acne vulgaris and an increase of $0.2 million in sales of our topical tazarotene products Tazorac® and Avage®, partially offset by a $2.5 million decrease in sales of Latisse®, our treatment for inadequate or insufficient eyelashes. The increase in sales of Aczone® is primarily attributable to an increase in product sales volume and an increase in the U.S. list price. The U.S. list prices for Aczone® and our topical tazarotene products Tazorac® and Avage® were increased by five percent effective May 18, 2013, and an additional five percent effective January 1, 2014 and May 3, 2014, respectively.
We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceuticals products at an amount less than eight weeks of our net sales. At June 30, 2014, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was near the lower end of our stated policy levels.
Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the second quarter of 2014 compared to the second quarter of 2013 due to increases in Europe, Asia-Pacific and Canada, partially offset by decreases in sales in the United States and Latin America. The increase in sales of breast aesthetics products in Europe, Asia-Pacific and Canada was primarily due to higher implant unit volume. The decrease in sales of breast aesthetics products in the United States was primarily due to lower implant volume, partially offset by a beneficial change in implant product mix to higher priced round and shaped silicone gel products, and new product sales related to the recent launch of our Seri® Surgical Scaffold product, which is indicated for use as a transitory scaffold for soft tissue support and repair. The decrease in breast aesthetics sales in Latin America was primarily due to almost no shipments in Mexico as well as the negative translation effect of average foreign currency exchange rates in effect during the second quarter of 2014 compared to the second quarter of 2013. Total sales of tissue expanders decreased $0.2 million and total sales of silicone gel and saline breast implants, accessories and Seri® Surgical Scaffold products increased $3.6 million in the second quarter of 2014 compared to the second quarter of 2013.
Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in the second quarter of 2014 compared to the second quarter of 2013 due to strong growth in all of our principal geographic regions. The increase in sales of facial aesthetics products in the United States was due primarily to an overall increase in unit volume due to the recent launch of Juvéderm® Voluma™. The increase in sales of facial aesthetics products in international markets was due primarily to an overall increase in unit volume of Juvéderm® Voluma™, Juvéderm® Volift™ and Juvéderm® Volbella™.
Foreign currency changes decreased product net sales by $7.3 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to the weakening of the Brazilian real, Canadian dollar, Australian dollar and Turkish lira compared to the U.S. dollar, partially offset by the strengthening of the euro and the U.K. pound compared to the U.S. dollar.
U.S. product net sales as a percentage of total product net sales increased by 0.8 percentage points to 61.9% in the second quarter of 2014 compared to U.S. sales of 61.1% in the second quarter of 2013, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox®, skin care and other, and facial aesthetics product lines, partially offset by higher sales growth in international markets compared to the U.S. market for our breast aesthetics product line.
Product net sales increased by $436.9 million in the first six months of 2014 compared to the first six months of 2013 due to an increase of $305.9 million in our specialty pharmaceuticals product net sales, an increase of $105.9 million in our core medical devices product net sales, and $25.1 million of sales made pursuant to transition services agreements with Apollo Endosurgery, Inc. related to the disposition of our obesity intervention business unit.
The increase in specialty pharmaceuticals product net sales in the first six months of 2014 compared to the first six months of 2013 was primarily due to the same factors discussed above with respect to the increase in specialty pharmaceuticals product net sales for the second quarter of 2014. In addition, net sales of Botox® for cosmetic use declined in Canada in the first six months of 2014 compared to the first six months of 2013, primarily due to the introduction of competitive products in that market. The increase in eye care pharmaceuticals in the first six months of 2014 compared to the first six months of 2013 includes an increase of $17.0 million in sales of our artificial tears products. The increase in skin care and other product net sales in the first six months of 2014 compared to the first six months of 2013 primarily includes an increase of $28.9 million in sales of Aczone®, an increase of $4.6 million in SkinMedica physician dispensed aesthetic skin care products, an increase of $0.7 million in sales of Tazorac®, Zorac® and Avage®, partially offset by a $3.4 million decrease in sales of Latisse®.
The increase in medical devices product net sales in the first six months of 2014 compared to the first six months of 2013 was primarily due to the same factors discussed above with respect to the increase in medical devices product net sales for the second quarter of 2014. In addition, medical device product net sales in the first six months of 2014 compared to the first six months of 2013 were positively impacted by an increase in sales of breast aesthetics products in the United States and Latin America. Total sales of tissue expanders increased $2.2 million and total sales of silicone gel and saline breast implants, accessories and Seri® Surgical Scaffold products increased $11.1 million in the first six months of 2014 compared to the first six months of 2013.
Foreign currency changes decreased product net sales by $31.6 million in the first six months of 2014 compared to the first six months of 2013, primarily due to the weakening of the Brazilian real, Canadian dollar, Australian dollar and Turkish lira compared to the U.S. dollar, partially offset by the strengthening of the euro and the U.K. pound compared to the U.S. dollar.
U.S. product net sales as a percentage of total product net sales increased by 1.1 percentage points to 62.1% in the first six months of 2014 compared to U.S. sales of 61.0% in the first six months of 2013, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox®, skin care and other, and facial aesthetics product lines, partially offset by higher sales growth in international markets compared to the U.S. market for our breast aesthetics product line.
Other Revenues
Other revenues increased $16.2 million to $36.9 million in the second quarter of 2014 compared to $20.7 million in the second quarter of 2013. The increase in other revenues is primarily due to the achievement of a sales milestone related to sales of Lumigan® in Japan, an increase in royalties from sales of Lumigan® and Aiphagan® in Japan under license agreements with Senju Pharmaceutical Co., Ltd., or Senju, and an increase in royalty income from sales of brimonidine products in the United States under a license agreement with Alcon, Inc.
Other revenues increased $16.1 million to $63.9 million in the first six months of 2014 compared to $47.8 million in the first six months of 2013. The increase in other revenues is primarily due to the same factors discussed above with respect to the increase in other revenues for the second quarter of 2014.
Cost of Sales
Cost of sales increased $23.1 million, or 11.6%, in the second quarter of 2014 to $222.2 million, or 12.2% of product net sales, compared to $199.1 million, or 12.6% of product net sales in the second quarter of 2013. This increase in cost of sales primarily resulted from the 15.9% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to beneficial changes in standard costs and product and geographic mix.
Cost of sales increased $27.7 million, or 6.9%, in the first six months of 2014 to $426.7 million, or 12.4% of product net sales, compared to $399.0 million, or 13.3% of product net sales in the first six months of 2013. Cost of sales in the first six months of 2013 includes $8.9 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of SkinMedica. Excluding the effect of this charge, cost of sales increased $36.6 million, or 9.4% in the first six months of 2014 compared to the first six months of 2013. This increase in cost of sales primarily resulted from the 14.5% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to lower royalty expenses and beneficial changes in standard costs and product and geographic mix.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses increased $109.0 million, or 17.9%, to $718.9 million, or 39.3% of product net sales, in the second quarter of 2014 compared to $609.9 million, or 38.7% of product net sales, in the second quarter of 2013. SG&A expenses in the second quarter of 2014 include $30.2 million of expenses associated with the Allergan Board of Directors' consideration of unsolicited proposals from Valeant Pharmaceuticals International, Inc., or Valeant, to acquire all of the outstanding shares of Allergan, consisting primarily of investment banking fees, legal fees, specialty accounting services and public relations, $0.2 million of transaction and integration costs related to business combinations and license agreements, expenses of $3.7 million related to the change in fair value of contingent consideration liabilities associated with certain business combinations and expenses of $1.0 million related to the realignment of various business functions. SG&A expenses in the second quarter of 2013 include $3.7 million of transaction and integration costs related to business combinations, $2.5 million of income related to the change in fair value of contingent consideration liabilities associated with certain business combinations and expenses of $2.9 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses. Excluding the effect of the items described above, SG&A expenses increased $78.0 million, or 12.9%, to $683.8 million, or 37.4% of product net sales, in the second quarter of 2014 compared to $605.8 million, or 38.4% of product net sales in the second quarter of 2013. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in promotion, selling, marketing and general and administrative expenses. The increase in promotion expenses is primarily due to an increase in direct-to-consumer advertising in the United States for Botox® for the treatment of chronic migraine, Juvéderm® Voluma™, which was recently launched in the United States, and Aczone®. The increase in selling expenses in the second quarter of 2014 compared to the second quarter of 2013 principally relates to increased personnel and related incentive compensation costs that support the 15.9% increase in product net sales, including sales force expansions in Europe, Africa and Middle East and Asia. The increase in marketing expenses in the second quarter of 2014 is primarily due to product launch support costs in the United States related to Juvéderm® Voluma™ and Seri® Surgical Scaffold products. General and administrative expenses increased in the second quarter of 2014 compared to the second quarter of 2013 primarily due to higher personnel and related incentive compensation costs, partially offset by a decrease in legal and bad debt expenses.
SG&A expenses increased $162.8 million, or 13.4%, to $1,377.5 million, or 40.0% of product net sales, in the first six months of 2014 compared to $1,214.7 million, or 40.4% of product net sales, in the first six months of 2013. SG&A expenses in the first six months of 2014 include $30.2 million of expenses associated with the Allergan Board of Directors' consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan, $1.0 million of transaction and integration costs related to business combinations and license agreements, expenses of $3.4 million related to the change in fair value of contingent consideration liabilities associated with certain business combinations and expenses of $5.3 million related to the realignment of various business functions. SG&A expenses in the first six months of 2013 include $15.1 million of transaction and integration costs related to business combinations, a $3.3 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations and expenses of $3.5 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ discussed above and other legal contingency expenses. Excluding the effect of the items described above, SG&A expenses increased $144.8 million, or 12.1%, to $1,337.6 million, or 38.8% of product net sales, in the first six months of 2014 compared to $1,192.8 million, or 39.6% of product net sales in the first six months of 2013. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in promotion, selling, marketing and general and administrative expenses. The increases in promotion and marketing expenses in the first six months of 2014 are primarily due to the same factors discussed with regard to the increases in promotion and marketing expenses in the second quarter of 2014. The increase in selling expenses in the first six months of 2014 compared to the first six months of 2013 principally relates to increased personnel and related incentive compensation costs that support the 14.5% increase in product net sales, including sales force expansions in Europe, Africa and Middle East and Asia. General and administrative expenses increased in the first six months of 2014 compared to the first six months of 2013 primarily due to higher personnel and related incentive compensation costs, an increase in information services costs and higher general insurance expenses, partially offset by a decrease in legal and bad debt expenses.
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
Research and Development
We believe that our future medium- and long-term revenue and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of June 30, 2014, we have the following significant R&D projects in late-stage development:

•	SempranaTM - formerly referred to as Levadex®(U.S. - Filed/Allergan addressing FDA Complete Response Letter) for migraine

•	Ozurdex® (Europe - Filed) for diabetic macular edema

•	Restasis® (Europe - Phase III) for ocular surface disease

•	Ser-120 (U.S. - Phase III) for nocturia (in collaboration with Serenity)

•	Abicipar pegol - Anti-VEGF DARPin® (U.S. - advancing to Phase III) for neovascular age-related macular degeneration

•	Bimatoprost sustained-release implant (U.S. - advancing to Phase III) for glaucoma

•	Botox® (U.S. - Phase III) for juvenile cerebral palsy

•	Aczone® X (U.S. - Phase III) for acne vulgaris

•	AGN-199201 (U.S. - Phase III) for rosacea

•	Latisse® (U.S. - Phase III) for brow
On June 30, 2014 we announced completion of the topline analysis of data from our stage 3, Phase II study of abicipar pegol (Anti-VEGF DARPin®) in neovascular, or “wet,” age-related macular degeneration. These data along with data from previous studies were reviewed with the FDA at an end of Phase II meeting where the FDA supported our decision to advance abicipar pegol to Phase III clinical trials and agreed with the proposed Phase III study plan. We expect to initiate the Phase III trials in the second quarter of 2015.
On June 30, 2014, we announced completion of the review of data from our Phase II clinical trials of bimatoprost sustained-release implant for the treatment of elevated intraocular pressure and glaucoma. Patients in this trial received a bimatoprost sustained-release implant in one eye and topical bimatoprost in the contralateral eye. The data suggests that bimatoprost sustained-release implant efficacy is comparable to daily topical bimatoprost with duration of 4-6 months. We have shared the bimatoprost sustained-release implant data with the FDA and the FDA is supportive of our decision to advance to Phase III clinical trials. We expect to initiate the Phase III clinical trials by the end of 2014.
On June 30, 2014, we announced receipt of approval from the FDA for Ozurdex® (dexamethasone intravitreal implant) 0.7 mg as a new treatment option for diabetic macular edema, or DME, in adult patients who have an artificial lens implant or who are scheduled for cataract surgery. The Ozurdex® implant uses the proprietary and innovative Novadur® solid polymer delivery system, a biodegradable implant that releases medicine over an extended period of time, to suppress inflammation, which plays a key role in the development of DME.
In July 2014, we announced that the European Union's Committee for Medicinal Products for Human Use, or CHMP, has recommended extending the Marketing Authorization for Ozurdex® (dexamethasone 700 mcg intravitreal implant in applicator) to treat adult patients with vision loss due to DME who are pseudophakic (have an artificial lens implant), or who are considered insufficiently responsive to, or unsuitable for non-corticosteroid therapy. The CHMP is the scientific committee of the European Medicines Agency that recommends medicines for Marketing Authorization across the 28 member states of the European Union. The final decision from the European Commission is expected within a few months.
On June 30, 2014, we announced receipt of a Complete Response Letter, or CRL, from the FDA to our New Drug Application for SempranaTM, which is being developed as an acute treatment of migraine in adults. In the CRL, the FDA acknowledged that Allergan has made improvements in the canister filling process. The two specific items listed in the CRL are related to specifications around content uniformity on the improved canister filling process and on standards for device actuation. There were no issues related to the clinical safety and efficacy of the product and we received draft labeling from the FDA for the product in June 2013. We plan to meet with the FDA and will work to fully address these issues to the satisfaction of the FDA. We estimate that the next FDA action will occur by the end of the second quarter of 2015.
In addition to the significant R&D projects in late stage development described above, we have certain important Phase II projects including bimatoprost for scalp hair growth, Botox® for depression and Botox® for osteoarthritis pain.
For management purposes, we accumulate direct costs for R&D projects, but do not allocate all indirect project costs, such as R&D administration, infrastructure and regulatory affairs costs, to specific R&D projects. Additionally, R&D expense includes upfront payments to license or purchase in-process R&D assets that have not achieved regulatory approval. Our overall R&D expenses are not materially concentrated in any specific project or stage of development. The following table sets forth direct costs for our late-stage projects (which include candidates in Phase III clinical trials) and other R&D projects, upfront payments to license or purchase in-process R&D assets and all other R&D expenses for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Direct costs for:
Late-stage projects	$108.5	$59.1	$193.3	$114.2
Other R&D projects	145.6	177.2	302.5	345.0
Upfront payments to license or purchase in-process R&D assets	—	—	75.0	—
Other R&D expenses	34.6	30.2	66.9	56.1
Total	$288.7	$266.5	$637.7	$515.3

R&D expenses increased $22.2 million, or 8.3%, to $288.7 million in the second quarter of 2014, or 15.8% of product net sales, compared to $266.5 million, or 16.9% of product net sales in the second quarter of 2013. R&D expenses in the second quarter of 2014 include $0.6 of R&D expenses related to the realignment of various business functions. Excluding the effect of this charge, R&D expenses increased $21.6 million, or 8.1%, to $288.1 million in the second quarter of 2014, or 15.8% of product net sales.The increase in R&D expenses in dollars was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, including the DARPin® development programs, an increase in spending on the next generation of our Aczone® product for the treatment of acne, increased spending on Botox® for the treatment of movement disorders, including juvenile cerebral palsy, an increase in costs associated with our collaboration with Serenity Pharmaceuticals, LLC, or Serenity, related to Ser-120 for the treatment of nocturia, and an increase in spending on development of dermal filler products using our proprietary Vycross™ technology, partially offset by a decrease in spending on our recently launched Seri® Surgical Scaffold product, a decrease in expenses for potential new treatment applications for Latisse®, a decrease in costs for the development of SempranaTM for the acute treatment of migraine acquired in the MAP acquisition and a decrease in expenses for new technology discovery programs.
R&D expenses increased $122.4 million, or 23.8%, to $637.7 million in the first six months of 2014, or 18.5% of product net sales, compared to $515.3 million, or 17.1% of product net sales in the first six months of 2013. R&D expenses in the first six months of 2014 include a $65.0 million charge for an upfront payment associated with the in-licensing of certain neurotoxin product candidates currently in development from Medytox, Inc., including a potential liquid-injectable product, that have not yet achieved regulatory approval, a $10.0 million charge for the purchase of certain dermal filler technology under development that has not yet achieved regulatory approval, and $2.4 of R&D expenses related to the realignment of various business functions. Excluding the effect of the charges described above, R&D expenses increased $45.0 million, or 8.7%, to $560.3 million in the first six months of 2014, or 16.3% of product net sales. The increase in R&D expenses in dollars, excluding these charges, was primarily due to the same factors described above related to the increase in R&D expenses in the second quarter of 2014. Additionally, expenses for the development of SempranaTM increased in the first six months of 2014 compared to the first six months of 2013.
Amortization of Intangible Assets
Amortization of intangible assets decreased $1.0 million to $28.0 million in the second quarter of 2014, or 1.5% of product net sales, compared to $29.0 million, or 1.8% of product net sales, in the second quarter of 2013. The decrease in amortization expense is primarily due to the impairment of an intangible asset for distribution rights acquired in connection with our 2011 acquisition of Precision Light, Inc. in the fourth quarter of 2013.
Amortization of intangible assets decreased $3.9 million to $55.8 million in the first six months of 2014, or 1.6% of product net sales, compared to $59.7 million, or 2.0% of product net sales, in the first six months of 2013. The decrease in amortization expense is primarily due to a decline in amortization expense associated with certain licensing assets that became fully amortized at the end of the first quarter of 2013 and the impairment of an intangible asset for distribution rights acquired in connection with our 2011 acquisition of Precision Light, Inc. in the fourth quarter of 2013, partially offset by an increase in the balance of intangible assets subject to amortization, including intangible assets that we acquired in connection with our March 2013 acquisition of MAP.
Restructuring Charges and Integration Costs
January 2014 Restructuring Plan
In January 2014, we initiated a restructuring plan that includes certain sales force realignments and position eliminations, certain facility relocations and closures in the United States and Europe and the realignment of certain other business support functions, which affected approximately 250 employees. We currently estimate that the total costs related to this restructuring plan will be between $40 million and $45 million, which includes severance and other one-time termination benefits, lease exit and contract termination costs, accelerated depreciation and share-based compensation expenses, and relocation and duplicate operating expenses.
We began to record costs associated with the January 2014 restructuring plan in the first quarter of 2014 and expect that the majority of the expenses will be incurred in 2014 with the exception of certain expenses related to the relocation of a minor manufacturing facility to be incurred in 2015. The restructuring charges primarily consist of employee severance, one-time termination benefits and contract termination costs associated with the restructuring plan. In the first quarter of 2014, we recorded restructuring charges of $24.0 million and recognized additional costs of $6.5 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.8 million of cost of sales, $4.3 million in SG&A expenses and $1.4 million in R&D expenses. In the second quarter of 2014, we recorded a $2.3 million restructuring charge reversal and recognized additional costs of $2.3 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.9 million of cost of sales, $0.9 million in SG&A expenses and $0.5 million in R&D expenses.

The following table presents the restructuring charges related to the 2014 restructuring plan during the six month period ended June 30, 2014:

	Employee Severance	Other	Total
	(in millions)
Restructuring charges during the six month period ended June 30, 2014	$19.4	$2.3	$21.7
Spending	(11.4)	(1.3)	(12.7)
Balance at June 30, 2014 (included in "Other accrued expenses")	$8.0	$1.0	$9.0
Other Restructuring Activities and Integration Costs
In connection with our March 2013 acquisition of MAP, our April 2013 acquisition of Exemplar and our December 2012 acquisition of SkinMedica, Inc., we initiated restructuring activities in 2013 to integrate the operations of the acquired businesses with our operations and to capture synergies through the centralization of certain research and development, manufacturing, general and administrative and commercial functions. For the year ended December 31, 2013, we recorded $4.5 million of restructuring charges, including $4.3 million in the first quarter of 2013 and a $0.9 million restructuring charge reversal in the second quarter of 2013, primarily consisting of employee severance and other one-time termination benefits for approximately 111 people. In the first quarter of 2014, we recorded an additional $0.4 million of restructuring charges.
Included in the three month period ended June 30, 2014 are $0.8 million of restructuring charges for lease terminations, $0.1 million of SG&A expenses and $0.1 million of R&D expenses, and in the six month period ended June 30, 2014 are $0.7 million of restructuring charges for lease terminations and employee severance and other one-time termination benefits, $0.1 million of SG&A expenses and $0.5 million of R&D expenses related to the realignment of various business functions initiated in prior years. Included in the three month period ended June 30, 2013 are $0.9 million of restructuring charges for employee severance and other one-time termination benefits, $0.1 million of SG&A expenses and $0.7 million of R&D expenses, and in the six month period ended June 30, 2013 are $0.9 million of restructuring charges for employee severance and other one-time termination benefits, $0.2 million of SG&A expenses and $0.7 million of R&D expenses related to the realignment of various business functions initiated in prior years.
Included in the three month period ended June 30, 2014 are $0.2 million of SG&A expenses, and in the six month period ended June 30, 2014 are $1.0 million of SG&A expenses and $0.4 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in the three month period ended June 30, 2013 are $0.1 million of cost of sales and $3.7 million of SG&A expenses and in the six month period ended June 30, 2013 are $0.1 million of cost of sales and $15.1 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. The SG&A expenses for the six month period ended June 30, 2013 primarily consist of investment banking and legal fees.
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
For the second quarter of 2014, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of sales milestone revenue of $9.7 million associated with a license agreement with Senju, general and administrative expenses of $118.2 million, costs of $30.2 million associated with the Allergan Board of Directors’ consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan, transaction costs of $0.2 million associated with a license agreement for technology that has not achieved regulatory approval, transaction costs of $0.1 million associated with acquired in-process research and development technology, charges of $3.7 million for changes in the fair value of contingent consideration liabilities, a $0.1 million reversal of integration and transaction costs associated with the purchase of various businesses, expenses of $2.5 million related to the realignment of various business functions and other net indirect costs of $8.0 million.
For the second quarter of 2013, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $111.7 million, aggregate charges of $2.9 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, income of $2.5 million for changes in the fair value of contingent consideration liabilities, integration and transaction costs of $3.8 million associated with the purchase of various businesses, expenses of $0.8 million related to the realignment of various business functions and other net indirect costs of $7.0 million.
For the first six months of 2014, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of sales milestone revenue of $9.7 million associated with a license agreement with Senju, general and administrative expenses of $239.0 million, costs of $30.2 million associated with the Allergan Board of Directors’ consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan, an upfront licensing fee of $65.0 million for technology that has not achieved regulatory approval and related transaction costs of $0.4 million, a $10.0 million expense for acquired in-process research and development technology and related transaction costs of $0.6 million, charges of $3.4 million for changes in the fair value of contingent consideration liabilities, integration and transaction costs of $0.4 million associated with the purchase of various businesses, expenses of $9.4 million related to the realignment of various business functions and other net indirect costs of $17.6 million.
For the first six months of 2013, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $221.1 million, aggregate charges of $3.5 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $3.3 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $8.9 million associated with the acquisition of SkinMedica, Inc., integration and transaction costs of $15.2 million associated with the purchase of various businesses, expenses of $0.9 million related to the realignment of various business functions and other net indirect costs of $14.9 million.
The following table presents operating income for each reportable segment for the three and six month periods ended June 30, 2014 and 2013 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Operating income:
Specialty pharmaceuticals	$685.7	$569.4	$1,256.0	$1,059.4
Medical devices	100.2	75.1	175.9	129.7
Total segments	785.9	644.5	1,431.9	1,189.1
General and administrative expenses, other indirect costs and other adjustments	153.1	123.7	366.3	267.8
Amortization of intangible assets (a)	26.4	27.6	53.0	52.7
Restructuring charges (reversal)	(1.5)	—	22.8	4.3
Total operating income	$607.9	$493.2	$989.8	$864.3
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Our consolidated operating income in the second quarter of 2014 was $607.9 million, or 33.3% of product net sales, compared to consolidated operating income of $493.2 million, or 31.3% of product net sales in the second quarter of 2013. The $114.7 million increase in consolidated operating income was due to a $250.3 million increase in product net sales, a $16.2 million increase in other revenues, a $1.0 million decrease in amortization of intangible assets and a $1.5 million decrease in restructuring charges, partially offset by a $23.1 million increase in cost of sales, a $109.0 million increase in SG&A expenses and a $22.2 million increase in R&D expenses.
Our specialty pharmaceuticals segment operating income in the second quarter of 2014 was $685.7 million, compared to operating income of $569.4 million in the second quarter of 2013. The $116.3 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales across all product lines, partially offset by an increase in selling, promotion and marketing expenses and an increase in R&D expenses.

Our medical devices segment operating income in the second quarter of 2014 was $100.2 million, compared to operating income of $75.1 million in the second quarter of 2013. The $25.1 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our facial aesthetics and breast aesthetics product lines and a decrease in R&D expenses, partially offset by an increase in selling, promotion and marketing expenses.
Our consolidated operating income in the first six months of 2014 was $989.8 million, or 28.7% of product net sales, compared to consolidated operating income of $864.3 million, or 28.7% of product net sales in the first six months of 2013. The $125.5 million increase in consolidated operating income was due to a $436.9 million increase in product net sales, a $16.1 million increase in other revenues and a $3.9 million decrease in amortization of intangible assets, partially offset by a $27.7 million increase in cost of sales, a $162.8 million increase in SG&A expenses, a $122.4 million increase in R&D expenses and a $18.5 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in the first six months of 2014 was $1,256.0 million, compared to operating income of $1,059.4 million in the first six months of 2013. The $196.6 million increase in our specialty pharmaceuticals segment operating income was due primarily to the same factors discussed above with respect to the increase in our specialty pharmaceuticals operating income in the second quarter of 2014 compared to the second quarter of 2013.
Our medical devices segment operating income in the first six months of 2014 was $175.9 million, compared to operating income of $129.7 million in the first six months of 2013. The $46.2 million increase in our medical devices segment operating income was due primarily to the same factors discussed above with respect to the increase in our medical devices operating income in the second quarter of 2014 compared to the second quarter of 2013.
Non-Operating Income and Expense
Total net non-operating expense in the second quarter of 2014 was $33.5 million compared to total net non-operating expense of $6.8 million in the second quarter of 2013. Interest income increased $0.4 million to $2.4 million in the second quarter of 2014 compared to $2.0 million in the second quarter of 2013. Interest expense decreased $0.3 million to $19.7 million in the second quarter of 2014 compared to $20.0 million in the second quarter of 2013. Other, net expense was $16.2 million in the second quarter of 2014, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions. Other, net income was $11.2 million in the second quarter of 2013, consisting primarily of $10.4 million in net gains on foreign currency derivative instruments and other foreign currency transactions and a gain of $0.7 million on the sale of a third party equity investment.
Total net non-operating expense in the first six months of 2014 was $53.8 million compared to total net non-operating expense of $31.3 million in the first six months of 2013. Interest income increased $0.6 million to $4.2 million in the first six months of 2014 compared to $3.6 million in the first six months of 2013. Interest expense decreased $2.0 million to $35.4 million in the first six months of 2014 compared to $37.4 million in the first six months of 2013. Interest expense decreased primarily due to a decrease in accrued statutory interest resulting from a change in estimate related to uncertain tax positions, partially offset by an increase in interest expense primarily due to the issuance in March 2013 of our 1.35% Senior Notes due 2018, or 2018 Notes, and our 2.80% Senior Notes due 2023, or 2023 Notes. Other, net expense was $22.6 million in the first six months of 2014, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions. Other, net income was $2.5 million in the first six months of 2013, consisting primarily of $5.4 million in net gains on foreign currency derivative instruments and other foreign currency transactions and a gain of $0.7 million on the sale of a third party equity investment, partially offset by a loss of $3.7 million related to the impairment of a non-marketable third party equity investment.
Income Taxes
Our effective tax rate for the second quarter of 2014 was 27.2%. Our effective tax rate for the first six months of 2014 was 27.7%. Included in our earnings before income taxes for the first six months of 2014 are a $65.0 million upfront payment for the in-licensing of in-process research and development technologies from Medytox, a $10.0 million expense for the purchase of an in-process research and development asset, restructuring charges of $22.8 million, $8.8 million of other expenses for the realignment of certain business functions under our January 2014 restructuring plan and expenses of $3.4 million related to changes in the fair value of contingent consideration associated with certain business combination agreements. In the first six months of 2014 we recorded no income tax benefits related to the upfront payment for the in-licensing of technology from Medytox or for the changes in the fair value of contingent consideration liabilities, $3.4 million of income tax benefits related to the expense for the purchase of an in-process research and development asset, $6.1 million of income tax benefits related to the restructuring charges and $3.2 million of income tax benefits related to other expenses for the realignment of certain business functions under our January 2014 restructuring plan. In the first six months of 2014, we also recorded income tax benefits of $13.6 million for changes in estimated taxes related to tax positions included in prior year filings, which resulted primarily from the re-measurement of certain transfer pricing positions. Excluding the impact of the pre-tax charges of $110.0 million and the income tax benefits of $26.3 million for the items discussed above, our adjusted effective tax rate for the first six months of 2014 was 27.3%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.
The calculation of our adjusted effective tax rate for the first six months of 2014 is summarized below:

(in millions)
Earnings from continuing operations before income taxes, as reported	$936.0
Upfront payment for the in-licensing of in-process research and development technologies from Medytox	65.0
Expense for the purchase of an in-process research and development asset	10.0
Restructuring charges	22.8
Other expenses associated with the realignment of certain business functions	8.8
Changes in the fair value of contingent consideration liabilities related to business combinations	3.4
$1,046.0

Provision for income taxes, as reported	$259.1
Income tax benefit (provision) for:
Upfront payment for the in-licensing of in-process research and development technologies from Medytox	—
Expense for the purchase of an in-process research and development asset	3.4
Restructuring charges	6.1
Other expenses associated with the realignment of certain business functions	3.2
Changes in the fair value of contingent consideration liabilities related to business combinations	—
Changes in estimated taxes related to tax positions included in prior year filings	13.6
$285.4
Adjusted effective tax rate	27.3%
Our effective tax rates for the second quarter and first six months of 2013 were 27.2% and 24.7%, respectively. Our effective tax rate for the year ended December 31, 2013 was 26.5%. Included in our earnings before income taxes for 2013 are charges related to changes in the fair value of contingent consideration associated with certain business combination agreements of $70.7 million, the fair market value inventory adjustment rollout related to the acquisition of SkinMedica of $8.9 million, external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses of $3.1 million, transaction and integration costs associated with business combinations and license agreements of $20.6 million, a loss of $3.7 million related to the impairment of a non-marketable third party equity investment and restructuring charges of $5.5 million. In 2013 we recorded no income tax benefit related to the changes in the fair value of contingent consideration liabilities, $3.3 million of income tax benefits related to the fair market value inventory adjustment rollout related to the acquisition of SkinMedica, no income tax benefits related to external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, $4.8 million of income tax benefits related to transaction and integration costs associated with business combinations and license agreements, $1.3 million of income tax benefits related to the impairment of a non-marketable third party equity investment and $1.7 million of income tax benefits related to the restructuring charges. In 2013, we also recorded an income tax benefit of $15.1 million for the retroactive benefit of the U.S. federal research and development tax credit for the 2012 fiscal year that was signed into law on January 2, 2013. Excluding the impact of the aggregate pre-tax charges of $112.5 million and the income tax benefits of $26.2 million for the items discussed above, our adjusted effective tax rate for 2013 was 26.3%.

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
The increase in the adjusted effective tax rate to 27.3% in the first six months of 2014 compared to the adjusted effective tax rate for the year ended December 31, 2013 of 26.3% is primarily due to the negative impact of the expiration of the U.S. federal research and development tax credit and an increase in the mix of earnings in higher tax rate jurisdictions.
Earnings from Continuing Operations
Our earnings from continuing operations in the second quarter of 2014 were $418.4 million compared to earnings from continuing operations of $354.0 million in the second quarter of 2013. The $64.4 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $114.7 million, partially offset by the increase in net non-operating expense of $26.7 million and the increase in the provision for income taxes of $23.6 million.
Our earnings from continuing operations in the first six months of 2014 were $676.9 million compared to earnings from continuing operations of $627.0 million in the first six months of 2013. The $49.9 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $125.5 million, partially offset by the increase in net non-operating expense of $22.5 million and the increase in the provision for income taxes of $53.1 million.
Net Earnings Attributable to Noncontrolling Interest
Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $1.2 million and $1.3 million in the second quarter of 2014 and 2013, respectively, and $1.8 million and $3.2 million in the first six months of 2014 and 2013, respectively.
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

On December 2, 2013, we completed the sale of the obesity intervention business to Apollo Endosurgery, Inc., or Apollo, for cash consideration of $75.0 million, subject to certain adjustments, and certain additional consideration, including a minority equity interest in Apollo with an estimated fair value of $15.0 million and contingent consideration of up to $20.0 million to be paid by Apollo upon the achievement of certain regulatory and sales milestones.
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
The assets of discontinued operations of $1.2 million and $9.0 million as of June 30, 2014 and December 31, 2013, respectively, consist of net trade receivables. The remaining balance of retained inventories at June 30, 2014 was included in continuing operations and will be sold to Apollo pursuant to the transition services agreements.
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
The following table summarizes the results of operations from discontinued operations for the three and six month periods ended June 30, 2013:

	June 30, 2013
	Three Months	Six Months
	(in millions)
Product net sales	$31.9	$65.2

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	5.2	10.5
Selling, general and administrative	14.6	30.4
Research and development	1.2	2.7
Amortization of intangible assets	—	10.3

Earnings from discontinued operations before income taxes	$10.9	$11.3

Earnings from discontinued operations, net of income taxes	$7.2	$7.6

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

Cash Flow
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first six months of 2014 was $639.1 million compared to $601.1 million for the first six months of 2013. Cash flow from operating activities increased in the first six months of 2014 compared to the first six months of 2013 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in trade receivables, inventories, accounts payable and accrued expenses, partially offset by an increase in cash used to fund changes in other current assets, other non-current assets, income taxes and other liabilities. In the first six months of 2014, we made upfront payments of $65.0 for a license agreement and $10.0 million for the purchase of certain dermal filler technology under development that has not achieved regulatory approval, which were included in our net earnings for the first six months of 2014. In the first six months of 2014 and 2013, we paid pension contributions of $12.7 million and $13.8 million, respectively, to our U.S. defined benefit pension plan.
Net cash used in investing activities was $61.0 million in the first six months of 2014 compared to net cash used in investing activities of $884.5 million in the first six months of 2013. In the first six months of 2014, we received $1,185.4 million from the maturities of short-term investments and collected $1.8 million from the 2013 sale of the obesity intervention business. In the first six months of 2014, we purchased $1,109.9 million of short-term investments, paid $10.0 million for a non-marketable equity investment and paid $10.0 million for a developed technology intangible asset. Additionally, we invested $109.9 million in new facilities and equipment and $8.6 million in capitalized software. In the first six months of 2013, we received $260.6 million from the maturities of short-term investments. In the first six months of 2013, we purchased $184.8 million of short-term investments and paid $889.7 million, net of cash acquired, for the acquisitions of MAP and Exemplar, and $2.4 million for purchase price adjustments related to prior acquisitions. Additionally, we invested $62.4 million in new facilities and equipment and $5.6 million in capitalized software. We currently expect to invest between approximately $200 million and $250 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2014.
Net cash used in financing activities was $435.0 million in the first six months of 2014 compared to net cash provided by financing activities of $79.0 million in the first six months of 2013. In the first six months of 2014, we repurchased approximately 6.1 million shares of our common stock for $834.0 million, paid $29.8 million in dividends to stockholders and paid contingent consideration of $10.2 million. This use of cash was partially offset by $5.3 million in net borrowings of notes payable, $335.8 million received from the sale of stock to employees and $97.9 million in excess tax benefits from share-based compensation. On March 12, 2013, we issued concurrently in a registered offering $250.0 million in aggregate principal amount of our 2018 Notes and $350.0 million in aggregate principal amount of our 2023 Notes, and received total proceeds of $598.5 million, net of original discounts. Additionally, in the first six months of 2013, we received $2.8 million in net borrowings of notes payable, $140.6 million from the sale of stock to employees and $31.8 million in excess tax benefits from share-based compensation. These amounts were partially reduced by the repurchase of approximately 6.1 million shares of our common stock for $649.1 million, a cash payment of $4.8 million for offering fees related to the issuance of the 2018 Notes and the 2023 Notes, $29.7 million in dividends paid to stockholders and payments of contingent consideration of $11.1 million.
As of June 30, 2014, $2,643.7 million of our existing cash and equivalents and short-term investments are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2013, we had approximately $3,828.0 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.
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
At June 30, 2014, we had a committed long-term credit facility, a commercial paper program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $800.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at June 30, 2014. At June 30, 2014, we had no borrowings under our committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $60.9 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.
Dividends and Stock Repurchase Program
Effective July 18, 2014, our Board of Directors declared a cash dividend of $0.05 per share, payable September 5, 2014 to stockholders of record on August 15, 2014.
We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At June 30, 2014, we held approximately 10.7 million treasury shares under this program. Pursuant to our evergreen stock repurchase program, we entered into certain stock repurchase plans that authorized our brokers to purchase our common stock traded in the open market. The terms of the plans set forth an aggregate maximum limit of 6.0 million shares to be repurchased in the first half of 2014, and the aggregate maximum limit of the plans has been satisfied.
Trade Receivables Supplemental Information
We sell products to public and semi-public hospitals in Italy and Spain, which are wholly or partially funded by their respective sovereign governments. The following table provides information related to trade receivables outstanding as of June 30, 2014 from product net sales in Italy and Spain:

	Italy	Spain
	(in millions)
Trade receivables from public and semi-public hospitals primarily funded by the sovereign government	$21.4	$16.0
Trade receivables from other customers	11.2	16.4
Total trade receivables	$32.6	$32.4

Amount of trade receivables that is past due	$15.4	$12.0
Allowance for doubtful accounts	$5.6	$0.7
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
As of June 30, 2014, we have no significant trade accounts receivable from customers in Greece or Portugal that are primarily funded by their respective sovereign governments.
As of June 30, 2014, we had trade receivables from certain commercial distributors in Venezuela of approximately $62.8 million, which are subject to currency exchange controls administered by the National Center for Foreign Commerce, or CENCOEX, a Venezuelan government body. The payment of our trade receivables is required to be approved through CENCOEX’s administration of monthly allocations of foreign currency provided by the Central Bank of Venezuela. Our trade receivables are subject to future potential currency devaluation actions that could be taken by the Venezuelan government, which have occurred several times in the past. The agreement with one of our major distributors contains certain terms that partially limit our exposure to devaluation risk, but because of the unpredictable economic stability in Venezuela, our trade receivables in Venezuela may become subject to a material devaluation.
Other Liquidity Matters
As part of an ongoing effort to improve efficiency and productivity which will further increase stockholder value, in July 2014 we completed a global review of our structures and processes, portfolio of research and development projects and marketed products, and our geographies in an effort to prioritize the highest value investments. As a result of this review, we will execute a restructuring in the remainder of 2014 that we estimate will deliver annual pre-tax savings of approximately $475 million in calendar year 2015. We currently estimate that we will incur total non-recurring pre-tax charges of between $375 million and $425 million in connection with the restructuring and other costs, of which $65 million to $75 million will be a non-cash charge. These non-recurring charges will be incurred beginning in the third quarter of 2014 and are expected to continue through the second quarter of 2015.
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
As of June 30, 2014, we had no interest rate swap contracts outstanding. However, we may from time to time seek to enter into interest rate hedge transactions in the future.
Interest Rate Risk
Our interest income and expense are more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents and short-term investments and interest expense on our debt, as well as costs associated with foreign currency contracts.
On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, we terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, we added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. During the three and six month periods ended June 30, 2014, we recognized $3.4 million and $6.8 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap. During the three and six month periods ended June 30, 2013, we recognized $3.3 million and $6.5 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of June 30, 2014, the remaining unrecognized gain, net of tax, of $1.4 million is recorded as a component of accumulated other comprehensive loss.
At June 30, 2014, we had approximately $60.9 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.6 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Maturing in							Fair Market Value
	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$2,108.3	$—	$—	$—	$—	$—	$2,108.3	$2,108.3
Weighted Average Interest Rate	0.13%	—	—	—	—	—	0.13%
Foreign Time Deposits	334.4	—	—	—	—	—	334.4	334.4
Weighted Average Interest Rate	0.61%	—	—	—	—	—	0.61%
Other Cash Equivalents	1,047.5	—	—	—	—	—	1,047.5	1,047.5
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Total Cash Equivalents and Short-Term Investments	$3,490.2	$—	$—	$—	$—	$—	$3,490.2	$3,490.2
Weighted Average Interest Rate	0.18%	—	—	—	—	—	0.18%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$824.3	$20.0	$249.6	$997.9	$2,091.8	$2,112.3
Weighted Average Interest Rate	—	—	3.94%	5.65%	1.39%	3.21%	3.30%
Other Variable Rate (non-US$)	60.9	—	—	—	—	—	60.9	60.9
Weighted Average Interest Rate	8.00%	—	—	—	—	—	8.00%
Total Debt Obligations	$60.9	$—	$824.3	$20.0	$249.6	$997.9	$2,152.7	$2,173.2
Weighted Average Interest Rate	8.00%	—	3.94%	5.65%	1.39%	3.21%	3.44%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $24.7 million related to a terminated interest rate swap associated with the 2016 Notes.

	December 31, 2013
	Maturing in							Fair Market Value
	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$2,016.8	$—	$—	$—	$—	$—	$2,016.8	$2,016.8
Weighted Average Interest Rate	0.07%	—	—	—	—	—	0.07%
Foreign Time Deposits	370.3	—	—	—	—	—	370.3	370.3
Weighted Average Interest Rate	0.39%	—	—	—	—	—	0.39%
Other Cash Equivalents	1,080.4	—	—	—	—	—	1,080.4	1,080.4
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Total Cash Equivalents and Short-Term Investments	$3,467.5	$—	$—	$—	$—	$—	$3,467.5	$3,467.5
Weighted Average Interest Rate	0.13%	—	—	—	—	—	0.13%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$831.0	$20.0	$249.5	$997.8	$2,098.3	$2,163.8
Weighted Average Interest Rate	—	—	3.94%	5.65%	1.39%	3.21%	3.30%
Other Variable Rate (non-US$)	55.6	—	—	—	—	—	55.6	55.6
Weighted Average Interest Rate	6.07%	—	—	—	—	—	6.07%
Total Debt Obligations	$55.6	$—	$831.0	$20.0	$249.5	$997.8	$2,153.9	$2,219.4
Weighted Average Interest Rate	6.07%	—	3.94%	5.65%	1.39%	3.21%	3.38%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $31.5 million related to a terminated interest rate swap associated with the 2016 Notes.
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
From time to time, we enter into foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow our management to focus its attention on our core business issues. Accordingly, we enter into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. We enter into foreign currency option and forward contracts in amounts between minimum and maximum anticipated foreign exchange exposures.
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
The following table provides information about our foreign currency derivative financial instruments outstanding as of June 30, 2014 and December 31, 2013. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	June 30, 2014		December 31, 2013
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$11.3	101.73	$9.2	103.02
Australian dollar	5.1	0.93	9.3	0.88
Russian ruble	26.6	35.40	16.5	33.42
Polish zloty	0.6	3.09	—	—
	$43.6		$35.0

Estimated fair value	$(0.7)		$0.1

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$162.5	1.35	$41.3	1.38

Estimated fair value	$1.9		$0.1

Foreign currency sold — put options:
Canadian dollar	$140.1	1.09	$95.4	1.04
Mexican peso	9.6	13.20	17.7	13.12
Australian dollar	62.3	0.88	44.8	0.92
Brazilian real	43.0	2.61	29.7	2.42
Euro	531.8	1.40	245.5	1.36
Korean won	9.8	1,066.42	18.5	1,062.71
Turkish lira	15.9	2.17	32.7	2.13
Polish zloty	4.6	3.10	9.7	3.08
Swiss franc	4.6	0.88	9.5	0.88
Russian ruble	8.9	34.59	17.0	34.09
Swedish krona	3.8	6.58	6.8	6.57
South African rand	5.2	10.89	11.0	10.72
Japanese yen	14.4	102.70	22.5	102.75
	$854.0		$560.8

Estimated fair value	$25.5		$20.2

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Further, management determined that, as of June 30, 2014, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Failure to effectively implement organizational changes could adversely affect our business.
From time to time, we undertake organizational changes, including restructuring actions, to support or execute our strategic objectives. A failure to successfully implement these changes could adversely affect our business plans and results of operations. For example, we may not achieve or sustain the expected growth or cost savings benefits of organizational changes, and restructuring charges could differ materially in amount and timing from our expectations.
We are subject to a disruptive takeover proposal.
Valeant Pharmaceuticals International, Inc., or Valeant, has commenced an unsolicited hostile exchange offer to acquire all of our outstanding common stock. Responding to Valeant’s unsolicited proposal may distract management attention away from our business and may require us to incur significant costs. Moreover, the hostile and unsolicited nature of the offer may disrupt our business by causing uncertainty among current and potential employees, producers, suppliers, customers, and other constituencies important to our success, which could negatively impact our financial results and business initiatives. In addition to potential disruptions to our business, the unsolicited offer may impact the timing of, and our ability to consummate, acquisitions of technologies, products and businesses that we believe are complementary to our business. The future trading price of our common stock may be volatile and could be subject to wide price fluctuations based on many factors, including uncertainty associated with the unsolicited offer by Valeant.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses the purchases of our equity securities during the second fiscal quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2014 to April 30, 2014	878,853	$123.24	875,400	8,344,272
May 1, 2014 to May 31, 2014	1,583	169.24	—	9,355,134
June 1, 2014 to June 30, 2014	2,019,300	162.08	2,019,300	7,704,589
Total	2,899,736	$150.31	2,894,700	N/A
 ——————————

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At June 30, 2014, we held approximately 10.7 million treasury shares under this program. Pursuant to our evergreen stock repurchase program, we entered into certain stock repurchase plans that authorized our brokers to purchase our common stock traded in the open market. The terms of the plans set forth an aggregate maximum limit of 6.0 million shares to be repurchased in the first half of 2014, and the aggregate maximum limit of the plans has been satisfied. During the second fiscal quarter of 2014, the difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs is due to shares of common stock withheld by us to satisfy tax withholding obligations related to vested employee restricted stock awards.

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

Date: August 5, 2014

ALLERGAN, INC.

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Allergan, Inc. filed with the Secretary of State of the State of Delaware on May 9, 2014 and Certificate of Designations of Series A Junior Participating Preferred Stock of Allergan, Inc. filed with the Secretary of State of the State of Delaware on April 23, 2014

3.2	Allergan, Inc. Amended and Restated Bylaws

4.1
Rights Agreement, dated as of April 22, 2014, between Allergan, Inc. and Wells Fargo Bank, N.A., which includes the form of Certificate of Designations of Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to Allergan Inc.’s Current Report on Form 8-K filed on April 23, 2014)

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

101
The following financial statements from Allergan, Inc.'s Report on Form 10-Q for the Quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income; (iii) Unaudited Condensed Consolidated Balance Sheets; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements