Form 10-Q
period 2014-09-30
ALLERGAN INC
filed 2014-11-05
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-Q
————————————————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of October 31, 2014, there were 307,605,860 shares of common stock outstanding (including 9,707,230 shares held in treasury).

ALLERGAN, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Product net sales	$1,790.7	$1,528.4	$5,237.1	$4,537.9
Other revenues	26.4	30.3	90.3	78.1
Total revenues	1,817.1	1,558.7	5,327.4	4,616.0

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	206.6	192.2	633.3	591.2
Selling, general and administrative	714.7	589.3	2,092.2	1,804.0
Research and development	288.5	257.6	926.2	772.9
Amortization of intangible assets	29.0	28.8	84.8	88.5
Restructuring charges	185.5	0.6	208.3	4.9
Operating income	392.8	490.2	1,382.6	1,354.5

Non-operating income (expense):
Interest income	2.0	1.5	6.2	5.1
Interest expense	(18.4)	(19.4)	(53.8)	(56.8)
Other, net	43.0	(15.5)	20.4	(13.0)
	26.6	(33.4)	(27.2)	(64.7)

Earnings from continuing operations before income taxes	419.4	456.8	1,355.4	1,289.8
Provision for income taxes	106.3	123.9	365.4	329.9

Earnings from continuing operations	313.1	332.9	990.0	959.9

Discontinued operations:
Earnings from discontinued operations, net of applicable income tax expense of $2.7 million and $6.4 million for the three and nine months ended September 30, 2013, respectively	—	5.5	—	13.1
Gain (loss) on sale of discontinued operations, net of applicable income tax expense (benefit) of $0.0 million and $(21.1) million for the three months ended September 30, 2014 and 2013, respectively, and $(0.3) million and $(108.3) million for the nine months ended September 30, 2014 and 2013, respectively	0.3	(37.6)	(0.3)	(296.6)
Discontinued operations	0.3	(32.1)	(0.3)	(283.5)

Net earnings	313.4	300.8	989.7	676.4
Net earnings attributable to noncontrolling interest	0.9	1.0	2.7	4.2
Net earnings attributable to Allergan, Inc.	$312.5	$299.8	$987.0	$672.2

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.05	$1.12	$3.32	$3.22
Discontinued operations	—	(0.11)	—	(0.95)
Net basic earnings per share attributable to Allergan, Inc. stockholders	$1.05	$1.01	$3.32	$2.27

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.03	$1.10	$3.25	$3.17
Discontinued operations	—	(0.10)	—	(0.94)
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$1.03	$1.00	$3.25	$2.23
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net earnings	$313.4	$300.8	$989.7	$676.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(79.2)	31.0	(68.2)	(8.1)
Amortization of deferred holding gains on derivatives designated as cash flow hedges included in net earnings, net of income tax benefit of $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively(a)	(0.2)	(0.2)	(0.6)	(0.6)
Unrealized gain on available-for-sale securities, net of income tax expense of $1.1 million for the three and nine months ended September 30, 2014, respectively	1.9	—	1.9	—
Other comprehensive (loss) income	(77.5)	30.8	(66.9)	(8.7)

Total comprehensive income	235.9	331.6	922.8	667.7
Comprehensive income attributable to noncontrolling interest	0.6	1.8	2.6	3.0

Comprehensive income attributable to Allergan, Inc.	$235.3	$329.8	$920.2	$664.7
——————————

(a)	Reclassified into "Interest expense" in the unaudited condensed consolidated statements of earnings.

See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and equivalents	$3,910.8	$3,046.1
Short-term investments	274.6	603.0
Trade receivables, net	967.4	883.3
Inventories	297.7	285.3
Other current assets	653.3	493.0
Assets of discontinued operations	—	9.0
Total current assets	6,103.8	5,319.7
Investments and other assets	236.9	213.2
Deferred tax assets	59.4	128.8
Property, plant and equipment, net	1,005.3	923.2
Goodwill	2,414.0	2,339.4
Intangibles, net	1,826.4	1,650.0
Total assets	$11,645.8	$10,574.3
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$55.8	$55.6
Accounts payable	283.2	283.2
Accrued compensation	267.9	269.1
Other accrued expenses	960.1	597.5
Income taxes	—	38.9
Total current liabilities	1,567.0	1,244.3
Long-term debt	2,088.6	2,098.3
Other liabilities	871.2	762.2
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,605,860 shares as of September 30, 2014 and 307,554,060 shares as of December 31, 2013	3.1	3.1
Additional paid-in capital	3,249.7	3,032.8
Accumulated other comprehensive loss	(293.4)	(226.6)
Retained earnings	5,411.9	4,646.7
	8,371.3	7,456.0
Less treasury stock, at cost (9,992,377 shares as of September 30, 2014 and 9,947,345 shares as of December 31, 2013)	(1,260.6)	(992.8)
Total stockholders’ equity	7,110.7	6,463.2
Noncontrolling interest	8.3	6.3
Total equity	7,119.0	6,469.5
Total liabilities and equity	$11,645.8	$10,574.3
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net earnings	$989.7	$676.4
Non-cash items included in net earnings:
Depreciation and amortization	185.0	195.1
Amortization of original issue discount and debt issuance costs	2.1	1.9
Amortization of net realized gain on interest rate swaps	(11.2)	(10.8)
Deferred income tax benefit	(13.4)	(134.1)
Loss on disposal and impairment of assets	8.7	3.9
Unrealized gain on derivative instruments	(19.0)	(4.3)
Expense of share-based compensation plans	107.1	84.6
Loss on sale of discontinued operations	—	404.9
(Income) expense from changes in fair value of contingent consideration	(15.5)	4.8
Provision for losses on trade receivables in Venezuela	37.3	—
Restructuring charges	208.3	4.9
Loss on investment	—	3.7
Changes in operating assets and liabilities:
Trade receivables	(144.2)	(173.4)
Inventories	(24.9)	(22.6)
Other current assets	(9.5)	23.2
Other non-current assets	(13.5)	(8.2)
Accounts payable	(5.1)	22.6
Accrued expenses	103.0	58.1
Income taxes	(133.5)	20.4
Other liabilities	(17.8)	29.0
Net cash provided by operating activities	1,233.6	1,180.1

Cash flows from investing activities:
Purchases of short-term investments	(1,269.8)	(644.5)
Purchase of non-marketable equity investment	(10.0)	—
Acquisitions, net of cash acquired	(67.5)	(892.1)
Additions to property, plant and equipment	(185.4)	(97.4)
Additions to capitalized software	(12.6)	(8.6)
Additions to intangible assets	(15.0)	(0.3)
Proceeds from maturities of short-term investments	1,596.3	380.5
Proceeds from sale of business	1.8	—
Proceeds from sale of property, plant and equipment	0.3	0.4
Net cash provided by (used in) investing activities	38.1	(1,262.0)

Cash flows from financing activities:
Dividends to stockholders	(44.7)	(44.6)
Payments to acquire treasury stock	(835.1)	(649.3)
Payments of contingent consideration	(10.2)	(11.1)
Net borrowings (repayments) of notes payable	0.2	(11.6)
Sale of stock to employees	388.3	160.1
Excess tax benefits from share-based compensation	114.1	33.6
Debt issuance costs	—	(4.8)
Proceeds from issuance of senior notes, net of discount	—	598.5
Net cash (used in) provided by financing activities	(387.4)	70.8

Effect of exchange rate changes on cash and equivalents	(19.6)	(4.4)
Net increase (decrease) in cash and equivalents	864.7	(15.5)
Cash and equivalents at beginning of period	3,046.1	2,701.8
Cash and equivalents at end of period	$3,910.8	$2,686.3

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amount capitalized	$59.6	$55.0
Income taxes, net of refunds	$421.0	$290.8
See accompanying notes to unaudited condensed consolidated financial statements.

ALLERGAN, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual periods and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2013. The Company prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other period(s).
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

Note 2:  Acquisitions and Collaborations
LiRIS Acquisition
On August 13, 2014, the Company completed the acquisition of LiRIS Biomedical, Inc. (LiRIS), a clinical-stage specialty pharmaceutical company based in the United States focused on developing a pipeline of innovative treatments for bladder diseases, for an upfront payment of $67.5 million, plus up to an aggregate of $295.0 million in payments contingent upon achieving certain future development milestones and up to an aggregate of $225.0 million in payments contingent upon achieving certain commercial milestones. The estimated fair value of the contingent consideration as of the acquisition date was $192.5 million. The acquisition was funded from current cash and equivalents balances.
The Company recognized tangible and intangible assets acquired and liabilities assumed in connection with the LiRIS acquisition based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recognized as goodwill. The goodwill acquired in the LiRIS acquisition is not deductible for federal income tax purposes. In connection with the acquisition, the Company acquired assets with a fair value of $334.1 million, consisting of intangible assets of $249.1 million and goodwill of $85.0 million, and assumed non-current deferred tax liabilities of $74.1 million. As of September 30, 2014, the total estimated fair value of the contingent consideration of $192.5 million was included in “Other liabilities.”
The intangible assets consist of an in-process research and development asset of $236.4 million and a patented device technology asset of $12.7 million associated with LiRIS' proprietary delivery system that has an estimated useful life of 16 years. The in-process research and development asset relates to LiRIS’ lead investigational product for the treatment of interstitial cystitis and bladder pain syndrome which is currently in Phase II clinical trials. The estimated fair value of the in-process research and development asset was determined based on the use of a discounted cash flow model using an income approach. The in-process research and development asset is classified as an indefinite-lived intangible asset until the successful completion and commercialization or abandonment of the associated research and development efforts.
Goodwill represents the excess of the LiRIS purchase price over the sum of the fair values assigned to assets acquired less liabilities assumed. The LiRIS acquisition has the potential to broaden the Company's product offering in urology in a disease state with high unmet needs, which the Company believes supports the amount of goodwill recognized as a result of the purchase price paid for LiRIS, in relation to other acquired tangible and intangible assets.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The intangible assets consist of an in-process research and development asset of $683.5 million associated with SempranaTM and a patented device technology asset of $232.1 million associated with MAP's proprietary Tempo® delivery system that has an estimated useful life of 15 years.
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
Medytox Collaboration
On September 25, 2013, the Company announced that it had entered into a license agreement with Medytox, Inc. (Medytox), contingent on obtaining certain government approvals. In January 2014, the Company closed the transaction. Under the terms of the agreement, the Company made an upfront payment to Medytox of $65.0 million in January 2014 and Medytox granted the Company exclusive rights, worldwide outside of Korea with co-exclusive rights in Japan, to develop and, if approved, commercialize certain neurotoxin product candidates currently in development, including a potential liquid-injectable product. The upfront payment of $65.0 million was recorded as research and development (R&D) expense in the first quarter of 2014 because the technology has not yet achieved regulatory approval. The terms of the agreement also include potential future development milestone payments of up to $116.5 million and potential future sales milestone payments of up to $180.5 million, as well as potential future royalty payments. In the third quarter of 2014, the Company made a development milestone payment to Medytox of $15.0 million, which was recorded as R&D expense because the technology has not yet achieved regulatory approval.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In connection with various business development transactions where the Company has outlicensed its technology to third parties, the Company has aggregate potential future milestone receipts of approximately $45.9 million as of September 30, 2014, none of which are individually significant. Of that amount, approximately $3.5 million relates to achievement of certain development milestones, approximately $17.0 million relates to achievement of certain regulatory milestones, and approximately $25.4 million relates to achievement of certain commercial sales milestones. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.
The Company believes that the fair values assigned to the assets acquired and liabilities assumed for its acquisitions were based on reasonable assumptions. The Company's fair value estimates may change during the allowable measurement period, which is up to one year from the acquisition date, if additional information becomes available.

Note 3:  Discontinued Operations
On February 1, 2013, the Company formally committed to pursue a sale of its obesity intervention business unit, including the assets related to the Lap-Band® gastric band system and the Orbera™ intra-gastric balloon system. Accordingly, beginning in the first quarter of 2013, the Company has reported the financial results from that business unit as discontinued operations in the consolidated statements of earnings. In the first quarter of 2013, the Company reported an estimated pre-tax disposal loss of $346.2 million ($259.0 million after tax) related to the obesity intervention business unit from the write-down of the net assets held for sale to their estimated fair value less costs to sell. In the third quarter of 2013, the Company recorded an additional pre-tax disposal loss of $58.7 million ($37.6 million after tax) from the write-down of the net assets held for sale to their estimated fair value.
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
For the year ended December 31, 2013, the Company reported a total pre-tax loss of $408.2 million ($297.9 million after tax) on the disposal of the obesity intervention business unit net assets. The pre-tax loss includes transaction costs of approximately $2.6 million, consisting primarily of investment banking fees. In the first quarter of 2014, the Company recognized an additional pre-tax loss of $0.9 million ($0.6 million after tax), and in the third quarter of 2014, an additional pre-tax gain of $0.3 million ($0.3 million after tax), on the disposal of the obesity intervention business unit net assets.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of operations from discontinued operations for the three and nine month periods ended September 30, 2013:

	September 30, 2013
	Three Months	Nine Months
	(in millions)
Product net sales	$29.3	$94.5

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	5.4	15.9
Selling, general and administrative	14.4	44.8
Research and development	1.3	4.0
Amortization of intangible assets	—	10.3

Earnings from discontinued operations before income taxes	$8.2	$19.5

Earnings from discontinued operations, net of income taxes	$5.5	$13.1

Note 4:  Restructuring Charges and Integration Costs
July 2014 Restructuring Plan
In July 2014, the Company completed a global review of its structures and processes, portfolio of research and development projects and marketed products, and its geographies in an effort to prioritize the highest value investments. As a result of this review, the Company initiated a restructuring of its global operations to improve efficiency and productivity. The restructuring of the global operations will have an impact across all of the Company’s businesses and functions, including sales and marketing, manufacturing and R&D, as well as groups such as information technology, shared services and corporate operations. The Company evaluates segment performance on a product net sales and operating income basis exclusive of restructuring charges. Accordingly, the Company’s financial reporting systems do not allocate restructuring charges to the Company’s segments.
The Company currently estimates that it will incur total non-recurring pre-tax charges of between $350.0 million and $400.0 million in connection with the restructuring and other costs, of which $60.0 million to $70.0 million will be a non-cash charge associated with the acceleration of previously unrecognized share-based compensation costs and certain other non-cash accounting adjustments. As part of the restructuring, the Company will reduce its workforce by approximately 1,500 employees, or approximately 13 percent of its current global headcount, and eliminate an additional approximately 250 vacant positions.
The Company began to record costs associated with the July 2014 restructuring plan in the third quarter of 2014 and expects to continue to recognize costs through the second quarter of 2015. The restructuring charges primarily consist of employee severance and other one-time termination benefits, facility lease and other contract termination costs and other costs, primarily consisting of relocation costs and consulting fees, associated with the restructuring plan. In the third quarter of 2014, the Company recorded restructuring charges of $184.6 million and recognized $9.7 million related to accelerated share-based compensation, consisting of $0.1 million of cost of sales, $7.2 million in selling, general and administrative (SG&A) expenses and $2.4 million in R&D expenses, and $10.9 million of asset write-offs and accelerated depreciation costs, consisting of $0.1 million of cost of sales, $7.2 million in SG&A expenses and $3.6 million in R&D expenses. In addition, in the third quarter of 2014 the Company also recognized duplicated operating expenses and other costs of $0.1 million of cost of sales, $0.1 million in SG&A expenses and $0.1 million in R&D expenses.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the restructuring charges related to the July 2014 restructuring plan during the nine month period ended September 30, 2014:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Restructuring charges during the nine month period ended September 30, 2014	$150.3	$17.1	$17.2	$184.6
Spending	(10.5)	(0.1)	(4.9)	(15.5)
Balance at September 30, 2014 (included in "Accounts payable," "Other accrued expenses" and "Other liabilities")	$139.8	$17.0	$12.3	$169.1
January 2014 Restructuring Plan
In January 2014, the Company initiated a restructuring plan that includes certain sales force realignments and position eliminations, certain facility relocations and closures in the United States and Europe and the realignment of certain other business support functions, which affected approximately 250 employees. The Company currently estimates that the total costs related to this restructuring plan will be between $40 million and $45 million, which include severance and other one-time termination benefits, lease exit and contract termination costs, accelerated depreciation and share-based compensation expenses, and relocation and duplicate operating expenses.
The Company began to record costs associated with the January 2014 restructuring plan in the first quarter of 2014 and expects that the majority of the expenses will be incurred in 2014 with the exception of certain expenses related to the relocation of a minor manufacturing facility to be incurred in 2015. The restructuring charges primarily consist of employee severance, one-time termination benefits and contract termination costs associated with the restructuring plan. In the first quarter of 2014, the Company recorded restructuring charges of $24.0 million and recognized additional costs of $6.5 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.8 million of cost of sales, $4.3 million in SG&A expenses and $1.4 million in R&D expenses. In the second quarter of 2014, the Company recorded a $2.3 million restructuring charge reversal and recognized additional costs of $2.3 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.9 million of cost of sales, $0.9 million in SG&A expenses and $0.5 million in R&D expenses. In the third quarter of 2014, the Company recorded restructuring charges of $0.9 million and recognized additional costs of $1.5 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.8 million of cost of sales, $0.5 million in SG&A expenses and $0.2 million in R&D expenses.
The following table presents the restructuring charges related to the January 2014 restructuring plan during the nine month period ended September 30, 2014:

	Employee Severance	Other	Total
	(in millions)
Restructuring charges during the nine month period ended September 30, 2014	$20.3	$2.3	$22.6
Spending	(13.9)	(1.5)	(15.4)
Balance at September 30, 2014 (included in "Other accrued expenses")	$6.4	$0.8	$7.2
Other Restructuring Activities and Integration Costs
In connection with the March 2013 acquisition of MAP, the April 2013 acquisition of Exemplar and the December 2012 acquisition of SkinMedica, Inc., the Company initiated restructuring activities in 2013 to integrate the operations of the acquired businesses with the Company's operations and to capture synergies through the centralization of certain research and development, manufacturing, general and administrative and commercial functions. For the year ended December 31, 2013, the Company recorded $4.5 million of restructuring charges, including $4.3 million in the first quarter of 2013, a $0.9 million restructuring charge reversal in the second quarter of 2013 and an additional $0.6 million of restructuring charges in the third quarter of 2013, primarily consisting of employee severance and other one-time termination benefits for approximately 111 people. In the first quarter of 2014, the Company recorded an additional $0.4 million of restructuring charges.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in the nine month period ended September 30, 2014 are $0.7 million of restructuring charges for lease terminations and employee severance and other one-time termination benefits, $0.1 million of SG&A expenses and $0.5 million of R&D expenses related to the realignment of various business functions initiated in prior years. Included in the three month period ended September 30, 2013 are $1.4 million of SG&A expenses and $0.2 million of R&D expenses, and in the nine month period ended September 30, 2013 are $0.9 million of restructuring charges for employee severance and other one-time termination benefits, $1.6 million of SG&A expenses and $0.9 million of R&D expenses related to the realignment of various business functions initiated in prior years.
Included in the three month period ended September 30, 2014 are $1.2 million of SG&A expenses and in the nine month period ended September 30, 2014 are $2.2 million of SG&A expenses and $0.4 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in the three month period ended September 30, 2013 are $3.4 million of SG&A expenses and in the nine month period ended September 30, 2013 are $0.1 million of cost of sales and $18.5 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. The SG&A expenses for the nine month period ended September 30, 2013 primarily consist of investment banking and legal fees.

Note 5:  Intangibles and Goodwill
Intangibles
At September 30, 2014 and December 31, 2013, the components of intangibles and certain other related information were as follows:

	September 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$651.6	$(383.1)	11.1	$647.7	$(343.8)	11.1
Customer relationships	54.4	(37.0)	2.7	54.7	(21.8)	2.7
Licensing	190.7	(167.2)	9.3	185.8	(164.8)	9.3
Trademarks	89.3	(32.8)	12.4	89.6	(29.7)	12.4
Technology-related assets	336.9	(81.7)	14.9	327.5	(66.9)	14.8
Other	29.6	(14.5)	7.6	30.7	(12.8)	7.6
	1,352.5	(716.3)	11.5	1,336.0	(639.8)	11.4
Unamortizable Intangible Assets:
In-process research and development	1,190.2	—		953.8	—
	$2,542.7	$(716.3)		$2,289.8	$(639.8)
Developed technology consists primarily of current product offerings, primarily breast aesthetics products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with business combinations. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing.  Technology-related assets consist of a patented drug delivery technology acquired in connection with the Company's August 2014 acquisition of LiRIS, a patented drug delivery technology acquired in connection with the Company's 2013 acquisition of MAP, proprietary technology associated with silicone gel breast implants acquired in connection with the Company's 2006 acquisition of Inamed Corporation, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist primarily of acquired product registration rights, distributor relationships, distribution rights, government permits, non-compete agreements and a defensive asset associated with developed technology that has been commercialized. The in-process research and development assets consist primarily of an investigational product for the

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

treatment of interstitial cystitis and bladder pain syndrome acquired in connection with the Company's August 2014 acquisition of LiRIS that is currently in Phase II clinical trials, an orally inhaled drug for the potential acute treatment of migraine in adults acquired in connection with the Company's 2013 acquisition of MAP and a novel compound to treat erythema associated with rosacea acquired in connection with the Company’s 2011 acquisition of Vicept Therapeutics, Inc. that is currently under development.
The following table provides amortization expense by major categories of intangible assets for the three and nine month periods ended September 30, 2014 and 2013, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in millions)
Developed technology	$15.6	$14.3	$44.6	$42.9
Customer relationships	5.2	5.1	15.4	15.3
Licensing	0.8	0.7	2.3	6.7
Trademarks	1.1	1.1	3.3	3.3
Technology-related assets	5.6	5.5	16.7	13.9
Other	0.7	2.1	2.5	6.4
	$29.0	$28.8	$84.8	$88.5
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
Estimated amortization expense is $111.8 million for 2014, $98.1 million for 2015, $77.8 million for 2016, $59.7 million for 2017 and $57.7 million for 2018.
Goodwill
Changes in the carrying amount of goodwill by operating segment through September 30, 2014 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2013	$501.2	$1,838.2	$2,339.4
LiRIS acquisition	85.0	—	85.0
Foreign exchange translation effects	(2.0)	(8.4)	(10.4)
Balance at September 30, 2014	$584.2	$1,829.8	$2,414.0

Note 6:  Inventories
Components of inventories were:

	September 30, 2014	December 31, 2013
	(in millions)
Finished products	$192.0	$180.0
Work in process	44.8	44.1
Raw materials	60.9	61.2
Total	$297.7	$285.3
At September 30, 2014 and December 31, 2013, approximately $12.8 million and $11.7 million, respectively, of the

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $48.9 million at September 30, 2014 and December 31, 2013.
The total amount of unrecognized tax benefits was $53.4 million and $77.3 million as of September 30, 2014 and December 31, 2013, respectively. The decrease in unrecognized tax benefits is primarily attributable to changes in estimates of certain transfer-pricing positions related to prior year filings and provision to return adjustments. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $47.0 million and $70.5 million as of September 30, 2014 and December 31, 2013, respectively. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $9.0 million to $10.0 million due to the settlement of income tax audits, Appeals proceedings and Competent Authority negotiations in the United States and certain foreign jurisdictions.
During the third quarter of 2013, the Company reached a preliminary settlement for the Company’s acquired subsidiary, Inamed, for tax year 2005 with the IRS that was pending final review and approval by the U.S. Tax Court. The U.S. Tax Court approved the settlement in the first quarter of 2014. The impact of this settlement is not considered material.
In the third quarter of 2014, the Company reached final settlement with the IRS for its U.S. federal income tax audit related to tax years 2005 and 2006 which resulted in a total refund amount of $1.4 million.
In the third quarter of 2014, the Company recorded pre-tax restructuring charges of $184.6 million in connection with the July 2014 restructuring plan and related estimated tax benefits of $50.9 million, which represents the Company's best estimate of the tax benefits associated with restructuring charges from the July 2014 restructuring plan as of September 30, 2014. The Company will continue to review the estimated tax benefits associated with the restructuring charges during the fourth quarter of 2014 and will adjust the tax benefits accordingly.
Total interest accrued related to uncertain tax positions included in the Company's unaudited condensed consolidated balance sheets was $8.0 million and $9.8 million as of September 30, 2014 and December 31, 2013, respectively.
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
For the three and nine month periods ended September 30, 2014 and 2013, share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in millions)
Cost of sales	$2.1	$1.6	$5.8	$5.2
Selling, general and administrative	28.0	18.6	72.0	56.0
Research and development	10.9	7.1	29.3	21.9
Pre-tax share-based compensation expense	41.0	27.3	107.1	83.1
Income tax benefit	13.2	8.6	34.2	26.7
Net share-based compensation expense	$27.8	$18.7	$72.9	$56.4
Share-based compensation expense for the three month period ended September 30, 2014 includes $9.7 million of pre-tax compensation expense related to the Company's July 2014 restructuring plan, consisting of $0.1 million of cost of sales, $7.2 million in SG&A expenses and $2.4 million in R&D expenses. Share-based compensation expense for the nine month period ended September 30, 2014 includes $15.4 million of pre-tax compensation expense related to the Company's January 2014 and July 2014 restructuring plans, consisting of $0.1 million of cost of sales, $11.4 million in SG&A expenses and $3.9 million in R&D expenses.
As of September 30, 2014, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $226.2 million, which is expected to be recognized over the next 46 months (32 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of September 30, 2014.
Note 9:  Employee Retirement and Other Benefit Plans
The Company sponsors various qualified defined benefit pension plans covering a substantial portion of its employees. In addition, the Company sponsors two supplemental nonqualified plans covering certain management employees and officers and one retiree health plan covering U.S. retirees and dependents.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of net periodic benefit cost for the three and nine month periods ended September 30, 2014 and 2013, respectively, were as follows:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in millions)
Service cost	$6.8	$7.1	$0.4	$0.4
Interest cost	13.1	11.5	0.5	0.5
Expected return on plan assets	(13.0)	(11.2)	—	—
Amortization of prior service costs	—	—	(0.6)	(0.7)
Recognized net actuarial losses	4.7	7.7	0.2	0.4
Net periodic benefit cost	$11.6	$15.1	$0.5	$0.6

	Nine Months Ended
	Pension Benefits		Other Postretirement Benefits
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in millions)
Service cost	$20.6	$21.3	$1.2	$1.3
Interest cost	39.7	34.6	1.7	1.5
Expected return on plan assets	(39.3)	(33.7)	—	—
Amortization of prior service costs	(0.1)	—	(2.0)	(2.0)
Recognized net actuarial losses	14.2	23.2	0.6	1.1
Net periodic benefit cost	$35.1	$45.4	$1.5	$1.9
In 2014, the Company expects to pay contributions of between $30.0 million and $40.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan.

Note 10:  Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in various legal actions, government investigations and environmental proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these actions, proceedings and investigations are described below. The following supplements the discussion set forth in Note 13 “Commitments and Contingencies - Legal Proceedings” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Note 10 “Contingencies - Legal Proceedings” in the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and is generally limited to certain recent developments concerning the Company's legal proceedings.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stockholder Derivative Litigation
Botox® Settlement-Related Actions
California Action. In 2010, Daniel Himmel, Willa Rosenbloom, the Pompano Beach Police & Firefighters’ Retirement System and the Western Washington Laborers-Employers Pension Trust separately filed stockholder derivative complaints against the Company’s then-current Board of Directors as of September 2010 and Allergan, Inc. in the U.S. District Court for the Central District of California alleging violations of federal securities laws, breaches of fiduciary duties, abuse of control, gross mismanagement, and corporate waste and seeks, among other things, damages, corporate governance reforms, attorneys’ fees and costs. The actions were subsequently consolidated. In 2012, the U.S. District Court entered an order granting the Company’s and the individual defendants’ motion to dismiss the first amended verified consolidated complaint and dismissed the consolidated action with prejudice. In September 2014, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. District Court’s dismissal and remanded the matter for further proceedings.
Delaware Action. In September 2010, Louisiana Municipal Police Employees’ Retirement System (“LMPRS”) filed a complaint in the Court of Chancery of the State of Delaware alleging derivative claims against the Company’s then-current Board of Directors and nominally the Company for breach of fiduciary duties related to certain alleged sales and marketing practices concerning Botox®. In June 2011, the court ordered that U.F.C.W. Local 1776 & Participating Employers Pension Fund (“UFCW Fund”) may intervene. In February 2012, the Company and the individual defendants filed a memorandum regarding the preclusive effect of the U.S. District Court of California’s dismissal of a related consolidated shareholders derivative action. In June 2012, the court denied the motions to dismiss. In April 2013, the Supreme Court of the State of Delaware en banc reversed the Court of Chancery’s judgment denying the Company and the individual defendants’ motions to dismiss and in July 2013, the Court of Chancery dismissed the matter with prejudice. In September 2014, Court of Chancery of the State of Delaware granted the plaintiffs’ motion for relief from the final order of July 2013 based on the U.S. Court of Appeals for the Ninth Circuit reversal of the U.S. District Court of the State of California’s dismissal of the related consolidated shareholder derivative action.
Patent Litigation
Latisse®. In August 2014, the Company received paragraph 4 invalidity and noninfringement certifications from Apotex Corp. (“Apotex”) contending that U.S. Patent Number 8,758,733 (the “’733 Patent”) is invalid or not infringed by Apotex’s proposed generic product.
In August 2014, the Company and Duke University filed a petition for panel or en banc rehearing in the U.S. Court of Appeals for the Federal Circuit, which was denied in September 2014. In September 2014, the U.S. Court of Appeal for the Federal Circuit issued a mandate. In October 2014, the Company filed a Petition for Writ of Certiorari to the U.S. Supreme Court appealing the Court of Appeals’ ruling.
Restasis®. In June 2014, Watson Laboratories, Inc., a subsidiary of Actavis plc (“Watson”) filed a motion to strike the Company’s motion for summary judgment as premature, or in the alternative, to stay briefing, and a motion to dismiss for lack of personal jurisdiction. In June 2014, the U.S. District Court consolidated the two matters. In July 2014, Watson filed a motion to dismiss for lack of personal jurisdiction in the consolidated case. In August 2014, the U.S. District Court denied Watson’s motion to strike. The U.S. District Court set a trial date of April 2016.
Other Litigation

Valeant and Pershing Square Insider Trading Action. In October 2014, the Company filed a motion for preliminary injunction, the hearing for which was held on October 28, 2014. On November 4, 2014, the U.S. District Court for the Central District of California ruled that the Company raised serious questions as to whether Valeant Pharmaceuticals International, Inc. (“Valeant”) and Pershing Square Capital Management, L.P. (“Pershing Square”) and its principal, William A. Ackman, violated Rule 14e-3 of the Securities Exchange Act of 1934, as amended, which prohibits trading on the basis of material nonpublic information when an offering person has taken a substantial step or steps to commence a tender offer of a target company. The Court ordered that Valeant and Pershing Square make certain corrective disclosures to their September 24, 2014 proxy solicitation statement. The Company will file an emergency appeal with the U.S. Court of Appeals for the Ninth Circuit requesting that Pershing Square be prohibited from voting its illegally acquired shares at the special meeting of stockholders to be held on December 18, 2014.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingencies
The Company is largely self-insured for future product liability losses related to all of its products. The Company has historically been and continues to be self-insured for any product liability losses related to its breast implant products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the third quarter and the first nine months of 2014 and 2013, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of September 30, 2014 are not material.
The Company has provided reserves for contingencies related to various lawsuits, claims and contractual disputes that management believes are probable and reasonably estimable. The amounts reserved for these contingencies as of September 30, 2014 are not material.

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12:  Product Warranties
The Company provides warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets. The U.S. programs include the ConfidencePlus® and ConfidencePlus® Premier warranty programs. The ConfidencePlus® program, which is limited to saline breast implants, currently provides lifetime product replacement and contralateral implant replacement. The ConfidencePlus® Premier program, which is standard for silicone gel implants and requires a low enrollment fee for saline breast implants, generally provides lifetime product replacement, $2,400 of financial assistance for saline breast implants and $3,500 of financial assistance for silicone gel breast implants for surgical procedures within ten years of implantation and contralateral implant replacement. The warranty programs in non-U.S. markets have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. A large majority of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.
The following table provides a reconciliation of the change in estimated product warranty liabilities through September 30, 2014:

(in millions)
Balance at December 31, 2013	$33.6
Provision for warranties issued during the period	8.2
Settlements made during the period	(7.2)
Balance at September 30, 2014	$34.6

Current portion	$7.4
Non-current portion	27.2
Total	$34.6

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13:  Earnings Per Share
The table below presents the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in millions)

Net earnings attributable to Allergan, Inc.:
Earnings from continuing operations attributable to Allergan, Inc.:
Earnings from continuing operations	$313.1	$332.9	$990.0	$959.9
Less net earnings attributable to noncontrolling interest	0.9	1.0	2.7	4.2
Earnings from continuing operations attributable to Allergan, Inc.	312.2	331.9	987.3	955.7
Earnings (loss) from discontinued operations	0.3	(32.1)	(0.3)	(283.5)
Net earnings attributable to Allergan, Inc.	$312.5	$299.8	$987.0	$672.2

Weighted average number of shares outstanding	296.9	296.5	297.5	296.7
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	6.5	4.2	6.1	5.2
Diluted shares	303.4	300.7	303.6	301.9

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.05	$1.12	$3.32	$3.22
Discontinued operations	—	(0.11)	—	(0.95)
Net basic earnings per share attributable to Allergan, Inc. stockholders	$1.05	$1.01	$3.32	$2.27

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$1.03	$1.10	$3.25	$3.17
Discontinued operations	—	(0.10)	—	(0.94)
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$1.03	$1.00	$3.25	$2.23
For the nine month period ended September 30, 2014, options to purchase 3.7 million shares of common stock at exercise prices ranging from $104.77 to $172.43 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.
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
On January 31, 2007, the Company entered into a nine-year, two month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the Company’s $800.0 million in aggregate principal amount of 5.75% Senior Notes due 2016 (2016 Notes) to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, the Company terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, the Company added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. During the three and nine month periods ended September 30, 2014, the Company recognized $3.4 million and $10.2 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap. During the three and nine month periods ended September 30, 2013, the Company recognized $3.3 million and $9.8 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During the three and nine month periods ended September 30, 2014 and 2013, the Company recognized $0.3 million and $1.0 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of September 30, 2014, the remaining unrecognized gain of $2.0 million ($1.2 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2014 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and nine month periods ended September 30, 2014, the Company recognized realized gains on settled foreign currency option contracts of $1.4 million and $7.6 million, respectively, and net unrealized gains on open foreign currency option contracts of $34.1 million and $19.0 million, respectively. During the three and nine month periods ended September 30, 2013, the Company recognized realized gains on settled foreign currency option contracts of $2.3 million and $3.9 million, respectively, and net unrealized (losses) gains on open foreign currency option contracts of $(7.6) million and $4.3 million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying unaudited condensed consolidated statements of earnings. During the three and nine month periods ended September 30, 2014, the Company recognized total realized and unrealized losses from foreign exchange forward contracts of $5.4 million and $6.1 million, respectively. During the three and nine month periods ended September 30, 2013, the Company recognized total realized and unrealized gains from foreign exchange forward contracts of $0.3 million and $3.5 million, respectively.
The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At September 30, 2014 and December 31, 2013, foreign currency derivative assets associated with the foreign exchange option contracts of $55.7 million and $20.2 million, respectively, were included in “Other current assets.” At September 30, 2014 and December 31, 2013, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.1 million and $0.2 million, respectively, were included in “Other current assets.”
At September 30, 2014 and December 31, 2013, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	September 30, 2014		December 31, 2013
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$39.3	$1.1	$35.0	$0.1
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	38.9	(1.0)	41.3	0.1
Foreign currency sold — put options	746.5	55.7	560.8	20.2
The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2014 and December 31, 2013, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 30, 2014 and December 31, 2013. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Financial Instruments
At September 30, 2014 and December 31, 2013, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable and long-term debt are estimated based on quoted market prices and interest rates. The fair value of non-marketable equity investments, which represent investments in start-up technology companies, are estimated based on information provided by these companies.
The carrying amount and estimated fair value of the Company’s other financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$3,910.8	$3,910.8	$3,046.1	$3,046.1
Short-term investments	274.6	274.6	603.0	603.0
Non-current investments:
Marketable equity	4.3	4.3	—	—
Non-marketable equity	29.5	29.5	20.8	20.8
Notes payable	55.8	55.8	55.6	55.6
Long-term debt	2,088.6	2,095.8	2,098.3	2,163.8
In the first quarter of 2013, the Company recorded an impairment charge of $3.7 million included in "Other, net" non-operating expense due to the other than temporary decline in value of a non-marketable equity investment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At September 30, 2014, trade receivables from McKesson Drug Company represented approximately 12% of total trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s estimates.
The allowance for doubtful accounts at September 30, 2014 and December 31, 2013 was $59.4 million and $24.2 million, respectively. The allowance for doubtful accounts at September 30, 2014 includes the addition of $37.3 million of allowances in the third quarter of 2014 for estimated uncollectible U.S. dollar denominated trade receivables from customers in Venezuela.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2014 and December 31, 2013, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, available-for-sale securities, foreign exchange derivatives, deferred executive compensation investments and liabilities and contingent consideration liabilities.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$1,426.1	$—	$1,426.1	$—
Foreign time deposits	130.0	—	130.0	—
Other cash equivalents	2,178.4	—	2,178.4	—
Available-for-sale securities	4.3	4.3	—	—
Foreign exchange derivative assets	55.8	—	55.8	—
Deferred executive compensation investments	111.1	88.9	22.2	—
	$3,905.7	$93.2	$3,812.5	$—
Liabilities
Deferred executive compensation liabilities	$103.8	$81.6	$22.2	$—
Contingent consideration liabilities	388.8	—	—	388.8
	$492.6	$81.6	$22.2	$388.8

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$2,016.8	$—	$2,016.8	$—
Foreign time deposits	370.3	—	370.3	—
Other cash equivalents	1,080.4	—	1,080.4	—
Foreign exchange derivative assets	20.4	—	20.4	—
Deferred executive compensation investments	100.7	80.4	20.3	—
	$3,588.6	$80.4	$3,508.2	$—
Liabilities
Deferred executive compensation liabilities	$93.0	$72.7	$20.3	$—
Contingent consideration liabilities	225.2	—	—	225.2
	$318.2	$72.7	$20.3	$225.2
Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Other cash equivalents consist primarily of money-market fund investments. Short-term investments consist of commercial paper and foreign time deposits. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Available-for-sale securities are valued using quoted stock prices from the National Association of Securities Dealers Automated Quotation System at the reporting date. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The Company believes the fair values assigned to its derivative instruments as of September 30, 2014 and December 31, 2013 are based upon reasonable estimates and assumptions. Assets and liabilities related to deferred executive compensation consist of actively traded mutual funds classified as Level 1 and money-market funds classified as Level 2.
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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company estimates the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using the Company's estimated cost of borrowing. The unobservable inputs to the valuation models that have the most significant effect on the fair value of the Company's contingent consideration liabilities are the probabilities that certain in-process development projects will meet specified development milestones, including ultimate approval by the FDA. The Company currently estimates that the probabilities of success in meeting the specified development milestones are between 30% and 80%.
The following table provides a reconciliation of the change in the contingent consideration liabilities through September 30, 2014:

(in millions)
Balance at December 31, 2013	$225.2
Additions during the period related to business combinations	192.5
Change in the estimated fair value of the contingent consideration liabilities	(15.5)
Payments made during the period	(10.2)
Foreign exchange translation effects	(3.2)
Balance at September 30, 2014	$388.8

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

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating Segments

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in millions)
Product net sales:
Specialty pharmaceuticals	$1,520.0	$1,329.8	$4,405.4	$3,909.3
Medical devices	270.7	198.6	831.7	628.6
Total product net sales	1,790.7	1,528.4	5,237.1	4,537.9
Other revenues	26.4	30.3	90.3	78.1
Total revenues	$1,817.1	$1,558.7	$5,327.4	$4,616.0

Operating income:
Specialty pharmaceuticals	$750.1	$593.4	$2,006.1	$1,652.8
Medical devices	96.4	58.5	272.3	188.2
Total segments	846.5	651.9	2,278.4	1,841.0
General and administrative expenses, other indirect costs and other adjustments	240.8	133.4	607.1	401.2
Amortization of intangible assets (a)	27.4	27.7	80.4	80.4
Restructuring charges	185.5	0.6	208.3	4.9
Total operating income	$392.8	$490.2	$1,382.6	$1,354.5
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal geographic markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 63.9% and 62.5% of the Company’s total consolidated product net sales for the three month periods ended September 30, 2014 and 2013, respectively. U.S. sales represented 62.7% and 61.5% of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2014 and 2013, respectively.
Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the three month periods ended September 30, 2014 and 2013 were 14.8% and 16.0%, respectively, of the Company’s total consolidated product net sales, and 14.2% and 14.8%, respectively, of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2014 and 2013. Sales to Cardinal Health, Inc. for the three month period ended September 30, 2014 and 2013 were 10.8% and 13.7%, respectively, of the Company’s total consolidated product net sales, and 10.4% and 14.1%, respectively, of the Company’s total consolidated product net sales for the nine month periods ended September 30, 2014 and 2013. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Other medical devices product net sales represent sales made pursuant to certain transitional manufacturing and distribution service agreements with Apollo related to the sale of the Company's obesity intervention business unit. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Net Sales by Product Line

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$818.8	$717.1	$2,376.2	$2,108.1
Botox®/Neuromodulators	560.1	485.7	1,641.3	1,456.6
Skin Care and Other	141.1	127.0	387.9	344.6
Total Specialty Pharmaceuticals	1,520.0	1,329.8	4,405.4	3,909.3

Medical Devices:
Breast Aesthetics	97.5	91.9	307.2	288.3
Facial Aesthetics	161.4	106.7	487.6	340.3
Core Medical Devices	258.9	198.6	794.8	628.6
Other	11.8	—	36.9	—
Total Medical Devices	270.7	198.6	831.7	628.6

Total product net sales	$1,790.7	$1,528.4	$5,237.1	$4,537.9
Geographic Information

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in millions)
Product net sales:
United States	$1,143.6	$955.6	$3,285.3	$2,791.9
Europe	337.1	282.6	1,067.4	909.5
Latin America	100.3	104.6	281.8	286.5
Asia Pacific	132.6	117.8	380.7	348.7
Other	77.1	67.8	221.9	201.3
Total product net sales	$1,790.7	$1,528.4	$5,237.1	$4,537.9

	September 30, 2014	December 31, 2013
	(in millions)
Long-lived assets:
United States	$4,563.5	$4,274.7
Europe	619.0	569.9
Latin America	49.0	52.2
Asia Pacific	49.1	51.2
Other	1.1	1.4
Total long-lived assets	$5,281.7	$4,949.4
The increase in long-lived assets in the United States at September 30, 2014 compared to December 31, 2013 is primarily due to an increase in intangible assets and goodwill related to the acquisition of LiRIS completed in the third quarter of 2014.

ALLERGAN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17:  Subsequent Event
In October 2014, the Company announced that it has amended its U.S. qualified and unqualified defined benefit pension plans to close the plans to any future participant service credits (plan freeze), effective December 31, 2014. In conjunction with the plan freeze, the Company will be adding one additional year of service credit to the calculation of benefits for all active employees as of December 31, 2014. The Company currently estimates that it will incur pre-tax curtailment charges of approximately $17.0 million in the fourth quarter of 2014 related to the plan freeze.
The Company also announced that effective January 1, 2015, the Company will increase the company match on employee contributions in the Savings and Investment Plan to 100% of the first 5% of compensation from 100% of the first 4% of compensation.

ALLERGAN, INC.
 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This financial review presents our operating results for the three and nine month periods ended September 30, 2014 and 2013, and our financial condition at September 30, 2014. The following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A below. The following review should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended September 30, 2014 included in this report and our audited consolidated financial statements and related notes for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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
We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $7.5 million and $6.3 million at September 30, 2014 and December 31, 2013, respectively. Provisions for cash discounts deducted from consolidated sales in the third quarter of 2014 and 2013 were $22.4 million and $19.3 million, respectively. Provisions for cash discounts deducted from consolidated sales in the first nine months of 2014 and 2013 were $63.6 million and $55.6 million, respectively.
We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at September 30, 2014 and December 31, 2013 were $85.9 million and $84.4 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. Provisions for sales returns deducted from consolidated sales were $106.4 million and $113.8 million in the third quarter of 2014 and 2013, respectively. Provisions for sales returns deducted from consolidated sales were $334.4 million and $330.7 million in the first nine months of 2014 and 2013, respectively. The decrease in the provisions for sales returns in the third quarter of 2014 compared to the third quarter of 2013 is primarily due to a decrease in estimated product sales return rates for our eye care pharmaceuticals and breast aesthetics products, partially offset by increased overall product sales volume. The increase in the provisions for sales returns in the first nine months of 2014 compared to the first nine months of 2013 is primarily due to increased overall product sales volume, partially offset by a decrease in estimated product sales return rates for our breast aesthetics products. Actual historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
We participate in various U.S. federal and state government rebate programs, the largest of which are Medicaid, Medicare and the U.S. Department of Veterans Affairs. We also have contracts with various managed care and group purchasing organizations that provide for sales rebates and other contractual discounts. In the United States, we also incur chargebacks, which are reimbursements to wholesalers for honoring contracted prices to third parties. Outside of the United States, we incur sales allowances based on contractual provisions and legislative mandates. We also offer rebate and other incentive programs directly to our customers for our aesthetic products and certain therapeutic products, including Botox® for both therapeutic and cosmetic uses, the Juvéderm® franchise, Latisse®, Natrelle®, Acuvail®, Aczone® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $369.9 million and $279.3 million at September 30, 2014 and December 31, 2013, respectively.
Provisions for sales rebates and other incentive programs deducted from consolidated sales were $372.6 million in the third quarter of 2014 compared to $292.2 million in the third quarter of 2013. The $80.4 million increase in the provisions for sales rebates and other incentive programs in the third quarter of 2014 is due to a $25.7 million increase in provisions for rebates associated with U.S. federal and state government programs, a $17.5 million increase in managed health care rebates and other contractual discounts, a $23.4 million increase in chargebacks, primarily due to increases in the list prices of certain eye care pharmaceuticals products that are subject to fixed contractual prices with government agencies, a $2.5 million increase in sales allowances outside of the United States and an $11.3 million increase in provisions for consumer coupons and other customer incentives. Provisions for sales rebates and other incentive programs deducted from consolidated sales were $1,090.0 million in the first nine months of 2014 compared to $831.1 million in the first nine months of 2013. The $258.9 million increase in the provisions for sales rebates and other incentive programs in the first nine months of 2014 is due to a $102.0 million increase in provisions for rebates associated with U.S. federal and state government programs, a $30.7 million increase in managed health care rebates and other contractual discounts, a $68.2 million increase in chargebacks, primarily due to increases in the list prices of certain eye care pharmaceuticals products that are subject to fixed contractual prices with government agencies, a $15.3 million increase in sales allowances outside of the United States and a $42.7 million increase in provisions for consumer coupons and other customer incentives. The increase in the provisions for sales rebates and other incentive programs in the three and nine month periods ended September 30, 2014 compared to the respective periods in 2013 is primarily due to increased eye care pharmaceutical sales in the United States and a shift in U.S. patient populations to government reimbursed programs, which typically have higher rebate percentages than other managed care programs. Rebates related to the Medicare Part D coverage gap in the United States increased in the three and nine month periods ended September 30, 2014 compared to the respective periods in 2013, primarily due to higher estimated utilization rates. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2014 and 2013, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
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
Contingent Consideration
Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using our estimated cost of borrowing. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying unaudited condensed consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $388.8 million and $225.2 million at September 30, 2014 and December 31, 2013, respectively, and was included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.
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
On October 29, 2014, we granted special performance-based awards of restricted stock units, or Performance RSUs, to certain executive officers and key employees, excluding the Company's Chief Executive Officer, David E.I. Pyott. The purpose of this grant of Performance RSUs is to emphasize the Company’s commitment to executing its strategic plan and further align the compensation of these executive officers and key employees with the delivery of sustained stockholder value. The Performance RSUs will cliff vest, if at all, upon the certification of achievement of both of the following performance targets, subject to the employee’s continuous employment: (1) achievement of 2016 non-GAAP diluted earnings per share of $10.00, excluding the effect of any extraordinary share repurchase program and business combinations; and (2) achievement of a three-year (2014-2016) total stockholder return (stock price appreciation plus dividends), or TSR, that meets or exceeds the three-year median TSR during the same period for our compensation peer group. The Performance RSUs are subject to full acceleration of vesting upon each of the following events: (i) the employee’s termination of employment due to death or disability prior to or on December 31, 2016; (ii) a change in control of the Company prior to the certification of achievement date in which the successor or surviving entity does not assume or replace the Performance RSUs, subject to the employee’s continued employment through such date; or (iii) a “qualifying termination” (as defined in the award agreement) of the employee or the employee’s termination of employment due to death or disability, in each case, following a change in control of the Company in which the successor or surviving entity assumes or replaces the Performance RSUs. The grant date fair value of the Performance RSUs was approximately $18 million, which will be recognized as expense over the performance period.
Product Liability Self-Insurance
We are largely self-insured for future product liability losses related to all of our products. We have historically been and continue to be self-insured for any product liability losses related to our breast implant products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in the third quarter and the first nine months of 2014 and 2013, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of September 30, 2014 are not expected to have a material effect on our results of operations or liquidity.
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
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $48.9 million at September 30, 2014 and December 31, 2013.

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
On October 14, 2014, Ireland’s Minister for Finance announced changes to Ireland’s corporate tax regime for multinational companies that, if enacted, will eliminate the future use of certain tax structures. We are currently assessing the impact of the proposed changes.
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
On August 13, 2014, we acquired LiRIS Biomedical, Inc., or LiRIS, for $67.5 million in cash and estimated contingent consideration of $192.5 million as of the acquisition date. On March 1, 2013, we acquired MAP Pharmaceuticals, Inc., or MAP, for an aggregate purchase price of approximately $871.7 million, net of cash acquired. On April 12, 2013, we acquired Exemplar Pharma, LLC, or Exemplar, for an aggregate purchase price of approximately $16.1 million, net of cash acquired. We accounted for these acquisitions as business combinations.  In March 2014, we completed the acquisition of certain assets related to technology under development for use as a dermal filler from Aline Aesthetics, LLC and Tautona Group, L.P. for an upfront payment of $10.0 million and potential future payments for certain milestone events. We accounted for this acquisition as a purchase of net assets. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
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
As of September 30, 2014, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
We also review intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value. As of September 30, 2014, we believe that the carrying values of our amortizable intangible assets are recoverable and the fair value exceeds the carrying value of our indefinite-lived in-process research and development intangible assets.
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
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. At September 30, 2014, we employed approximately 11,500 persons around the world. Our principal geographic markets are the United States, Europe, Latin America and Asia Pacific.

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
The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,	September 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2014	2013	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$818.8	$717.1	$101.7	$103.0	$(1.3)	14.2%	14.4%	(0.2)%
Botox®/Neuromodulators	560.1	485.7	74.4	77.6	(3.2)	15.3%	16.0%	(0.7)%
Skin Care and Other	141.1	127.0	14.1	14.2	(0.1)	11.1%	11.2%	(0.1)%
Total Specialty Pharmaceuticals	1,520.0	1,329.8	190.2	194.8	(4.6)	14.3%	14.6%	(0.3)%
Medical Devices:
Breast Aesthetics	97.5	91.9	5.6	5.8	(0.2)	6.1%	6.3%	(0.2)%
Facial Aesthetics	161.4	106.7	54.7	56.0	(1.3)	51.3%	52.5%	(1.2)%
Core Medical Devices	258.9	198.6	60.3	61.8	(1.5)	30.4%	31.1%	(0.7)%
Other (a)	11.8	—	11.8	11.8	—	N/A	N/A	N/A
Total Medical Devices	270.7	198.6	72.1	73.6	(1.5)	36.3%	37.1%	(0.8)%

Total product net sales	$1,790.7	$1,528.4	$262.3	$268.4	$(6.1)	17.2%	17.6%	(0.4)%

Domestic product net sales	63.9%	62.5%
International product net sales	36.1%	37.5%

Selected Product Net Sales (b):
Alphagan® P, Alphagan® and Combigan®	$130.2	$112.4	$17.8	$18.3	$(0.5)	15.9%	16.3%	(0.4)%
Lumigan® Franchise	165.6	153.5	12.1	11.7	0.4	7.9%	7.6%	0.3%
Total Glaucoma Products	297.6	267.9	29.7	29.7	—	11.1%	11.1%	—%
Restasis®	273.3	239.3	34.0	34.4	(0.4)	14.2%	14.4%	(0.2)%
Latisse®	22.4	24.4	(2.0)	(1.9)	(0.1)	(8.1)%	(7.7)%	(0.4)%
Total Specialty Pharmaceuticals and Core Medical Devices	1,778.9	1,528.4	250.5	256.6	(6.1)	16.4%	16.8%	(0.4)%

	Nine Months Ended
	September 30,	September 30,	Change in Product Net Sales			Percent Change in Product Net Sales
	2014	2013	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,376.2	$2,108.1	$268.1	$283.3	$(15.2)	12.7%	13.4%	(0.7)%
Botox®/Neuromodulators	1,641.3	1,456.6	184.7	200.6	(15.9)	12.7%	13.8%	(1.1)%
Skin Care and Other	387.9	344.6	43.3	43.9	(0.6)	12.6%	12.7%	(0.1)%
Total Specialty Pharmaceuticals	4,405.4	3,909.3	496.1	527.8	(31.7)	12.7%	13.5%	(0.8)%
Medical Devices:
Breast Aesthetics	307.2	288.3	18.9	19.9	(1.0)	6.6%	6.9%	(0.3)%
Facial Aesthetics	487.6	340.3	147.3	152.3	(5.0)	43.3%	44.8%	(1.5)%
Core Medical Devices	794.8	628.6	166.2	172.2	(6.0)	26.4%	27.4%	(1.0)%
Other (a)	36.9	—	36.9	36.9	—	N/A	N/A	N/A
Total Medical Devices	831.7	628.6	203.1	209.1	(6.0)	32.3%	33.3%	(1.0)%

Total product net sales	$5,237.1	$4,537.9	$699.2	$736.9	$(37.7)	15.4%	16.2%	(0.8)%

Domestic product net sales	62.7%	61.5%
International product net sales	37.3%	38.5%

Selected Product Net Sales (b):
Alphagan® P, Alphagan® and Combigan®	$376.9	$349.2	$27.7	$31.7	$(4.0)	8.0%	9.1%	(1.1)%
Lumigan® Franchise	485.3	452.7	32.6	30.0	2.6	7.2%	6.6%	0.6%
Total Glaucoma Products	868.6	808.7	59.9	61.3	(1.4)	7.4%	7.6%	(0.2)%
Restasis®	774.3	662.4	111.9	116.2	(4.3)	16.9%	17.5%	(0.6)%
Latisse®	71.2	76.6	(5.4)	(4.9)	(0.5)	(7.1)%	(6.4)%	(0.7)%
Total Specialty Pharmaceuticals and Core Medical Devices	5,200.2	4,537.9	662.3	700.0	(37.7)	14.6%	15.4%	(0.8)%
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
Product Net Sales
Product net sales increased by $262.3 million in the third quarter of 2014 compared to the third quarter of 2013 due to an increase of $190.2 million in our specialty pharmaceuticals product net sales, an increase of $60.3 million in our core medical devices product net sales, and $11.8 million of sales made pursuant to transition services agreements with Apollo Endosurgery, Inc., or Apollo, related to the disposition of our obesity intervention business unit. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care and other product lines. The increase in core medical devices product net sales reflects an increase in product net sales of our facial aesthetics and breast aesthetics product lines.
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
Eye care pharmaceuticals product net sales increased in the third quarter of 2014 compared to the third quarter of 2013 due to increases in the United States, Canada, Europe and Asia Pacific, partially offset by a decrease in sales in Latin America due primarily to the timing of shipments in Venezuela and a decrease in sales in Brazil and Argentina. The overall increase in total sales in dollars of our eye care pharmaceutical products in the third quarter of 2014 compared to the third quarter of 2013 is primarily due to an increase in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of our glaucoma products Lumigan® 0.03%, Combigan®, Alphagan® P 0.1% and Alphagan® P 0.15%, an increase in sales of eye care products, prednisolone acetate and fluorometholone, by our generics division, Pacific Pharma, Inc., an increase in our non-steroidal anti-inflammatory drug Acular LS®, and an increase of $9.1 million in sales of our artificial tears products, primarily consisting of Refresh® and Optive™ lubricant eye drops, partially offset by a decrease in sales of our fluoroquinolone products Zymaxid® and Zymar®, a decrease in sales of our older-generation anti-inflammatory drug Acular® and a small decline in our glaucoma drug Lumigan® 0.01%.
We increased prices on certain eye care pharmaceutical products in the United States in the last six months of 2013 and the first nine months of 2014. Effective November 23, 2013, we increased the published U.S. list price for Acular LS® by ten percent. Effective January 1, 2014, we increased the published U.S. list price for Restasis®, Lastacaft®, Combigan®, Alphagan® P 0.1%, Alphagan® P 0.15%, Acular®, Acuvail® and Zymaxid® by seven percent and Lumigan® 0.01% by seven percent. Effective July 8, 2014, we increased the published U.S. list price for Alphagan® P 0.1%, Combigan®, Lumigan® 0.01% and Restasis® by an additional three percent. These price increases had a positive net effect on our U.S. sales in the third quarter of 2014 compared to the third quarter of 2013, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.
Total sales of Botox® increased in the third quarter of 2014 compared to the third quarter of 2013 due to growth in sales for both therapeutic and cosmetic uses. Sales of Botox® for therapeutic use increased in the United States, Canada, Europe, and Asia Pacific, primarily due to strong growth in sales for the prophylactic treatment of chronic migraine and for the treatment of urinary incontinence, partially offset by a decline in sales in Latin America. Sales of Botox® for cosmetic use increased in the United States and Europe, partially offset by a decline in sales in Canada and Latin America. The decline in net sales of Botox® for both therapeutic and cosmetic use in Latin America was primarily due to decreases in sales in Venezuela related to the economic turmoil in that country and lack of foreign exchange. The increase in sales of Botox® for cosmetic use in the United States and Europe was primarily attributable to higher unit volume. Additionally, sales of Botox® for both therapeutic and cosmetic uses in the United States were positively impacted by an increase in the U.S. list price for Botox® of three percent that was effective January 1, 2014. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 76% in the second quarter of 2014, the last quarter for which market data is available.
Skin care and other product net sales increased in the third quarter of 2014 compared to the third quarter of 2013 primarily due to an increase of $12.1 million in sales of Aczone®, our topical dapsone treatment for acne vulgaris, an increase of $3.6 million in SkinMedica physician dispensed aesthetic skin care products, and an increase of $5.2 million in sales of our topical tazarotene products Tazorac® and Avage®, partially offset by a $2.0 million decrease in sales of Latisse®, our treatment for inadequate or insufficient eyelashes. The increase in sales of Aczone® is primarily attributable to an increase in product sales volume and an increase in the U.S. list price. The U.S. list prices for Aczone® and our topical tazarotene products Tazorac® and Avage® were increased by five percent effective January 1, 2014, and an additional five percent effective May 3, 2014.
We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceuticals products at an amount less than eight weeks of our net sales. At September 30, 2014, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was at the low end of our stated policy levels.
Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in the third quarter of 2014 compared to the third quarter of 2013 due to increases in the United States, Canada, Latin America and Asia-Pacific. The increase in sales of breast aesthetics products in Canada, Latin America and Asia Pacific was primarily due to higher implant unit volume. The increase in sales of breast aesthetics products in the United States was primarily due to new product sales related to the recent launch of our Seri® Surgical Scaffold product, which is indicated for use as a transitory scaffold for soft tissue support and repair, and a beneficial change in implant product mix to higher priced round and shaped silicone gel products, partially offset by lower implant volume. Total sales of tissue expanders increased $0.7 million and total sales of silicone gel and saline breast implants, accessories and Seri® Surgical Scaffold products increased $4.9 million in the third quarter of 2014 compared to the third quarter of 2013.
Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in the third quarter of 2014 compared to the third quarter of 2013 due to strong growth in all of our principal geographic regions. The increase in sales of facial aesthetics products in the United States was due primarily to an overall increase in unit volume due to the recent launch of Juvéderm® Voluma™. The increase in sales of facial aesthetics products in international markets was due primarily to an overall increase in unit volume of Juvéderm® Voluma™, Juvéderm® Volift™ and Juvéderm® Volbella™.
Foreign currency changes decreased product net sales by $6.1 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to the weakening of the euro, Canadian dollar, Argentine peso and Turkish lira compared to the U.S. dollar, partially offset by the strengthening of the U.K. pound compared to the U.S. dollar.
U.S. product net sales as a percentage of total product net sales increased by 1.4 percentage points to 63.9% in the third quarter of 2014 compared to U.S. sales of 62.5% in the third quarter of 2013, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox®, eye care pharmaceuticals, and facial aesthetics product lines, partially offset by higher sales growth in international markets compared to the U.S. market for our breast aesthetics product line.
Product net sales increased by $699.2 million in the first nine months of 2014 compared to the first nine months of 2013 due to an increase of $496.1 million in our specialty pharmaceuticals product net sales, an increase of $166.2 million in our core medical devices product net sales, and $36.9 million of sales made pursuant to transition services agreements with Apollo related to the disposition of our obesity intervention business unit.
The increase in specialty pharmaceuticals product net sales in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the same factors discussed above with respect to the increase in specialty pharmaceuticals product net sales for the third quarter of 2014. In addition, net sales of Lumigan® 0.01% increased and net sales of Lastacaft® decreased in the first nine months of 2014 compared to the first nine months of 2013. The increase in eye care pharmaceuticals in the first nine months of 2014 compared to the first nine months of 2013 includes an increase of $26.1 million in sales of our artificial tears products. The increase in skin care and other product net sales in the first nine months of 2014 compared to the first nine months of 2013 is primarily due to an increase of $41.0 million in sales of Aczone®, an increase of $8.2 million in SkinMedica physician dispensed aesthetic skin care products and a net increase of $5.9 million in sales of Tazorac®, Zorac® and Avage®, partially offset by a $5.4 million decrease in sales of Latisse®.

The increase in medical devices product net sales in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the same factors discussed above with respect to the increase in medical devices product net sales for the third quarter of 2014. In addition, medical device product net sales in the first nine months of 2014 compared to the first nine months of 2013 were positively impacted by an increase in sales of breast aesthetics products in Europe, Africa and Middle East. Total sales of tissue expanders increased $2.9 million and total sales of silicone gel and saline breast implants, accessories and Seri® Surgical Scaffold products increased $16.0 million in the first nine months of 2014 compared to the first nine months of 2013.
Foreign currency changes decreased product net sales by $37.7 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to the weakening of the Brazilian real, Canadian dollar, Australian dollar, Argentine peso and Turkish lira compared to the U.S. dollar, partially offset by the strengthening of the euro and the U.K. pound compared to the U.S. dollar.
U.S. product net sales as a percentage of total product net sales increased by 1.2 percentage points to 62.7% in the first nine months of 2014 compared to U.S. sales of 61.5% in the first nine months of 2013, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox®, eye care pharmaceuticals, skin care and other, and facial aesthetics product lines, partially offset by higher sales growth in international markets compared to the U.S. market for our breast aesthetics product line.
Other Revenues
Other revenues decreased $3.9 million to $26.4 million in the third quarter of 2014 compared to $30.3 million in the third quarter of 2013. The decrease in other revenues is primarily due to a decrease in royalty income, primarily due to a decrease in the dollar value of sales of Lumigan® in Japan under a license agreement with Senju Pharmaceutical Co., Ltd., or Senju, and a decrease in royalty income from sales of brimonidine products in the United States under a license agreement with Alcon, Inc. The decrease in royalty income from sales of Lumigan® in Japan is primarily due to the negative translation effect of average foreign currency rates in effect for the Japanese yen during the third quarter of 2014 compared to the third quarter of 2013.
Other revenues increased $12.2 million to $90.3 million in first nine months of 2014 compared to $78.1 million in the first nine months of 2013. The increase in other revenues is primarily due to the achievement of a sales milestone related to sales of Lumigan® in Japan and an increase in royalty income from sales of Aiphagan® in Japan under a license agreement with Senju and sales of brimonidine products in the United States, partially offset by a decrease in royalty income from sales of Lumigan® in Japan. The decrease in royalty income from sales of Lumigan® in Japan is primarily due to the negative translation effect of average foreign currency rates in effect for the Japanese yen during the first nine months of 2014 compared to the first nine months of 2013.
Cost of Sales
Cost of sales increased $14.4 million, or 7.5%, in the third quarter of 2014 to $206.6 million, or 11.5% of product net sales, compared to $192.2 million, or 12.6% of product net sales in the third quarter of 2013. This increase in cost of sales primarily resulted from the 17.2% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to beneficial changes in standard costs, product and geographic mix, and lower royalty expenses.
Cost of sales increased $42.1 million, or 7.1%, in the first nine months of 2014 to $633.3 million, or 12.1% of product net sales, compared to $591.2 million, or 13.0% of product net sales in the first nine months of 2013. Cost of sales in the first nine months of 2013 includes $8.9 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of SkinMedica. Excluding the effect of this charge, cost of sales increased $51.0 million, or 8.8% in the first nine months of 2014 compared to the first nine months of 2013. This increase in cost of sales primarily resulted from the 15.4% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to beneficial changes in product and geographic mix and lower royalty expenses.
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses increased $125.4 million, or 21.3%, to $714.7 million, or 39.9% of product net sales, in the third quarter of 2014 compared to $589.3 million, or 38.6% of product net sales, in the third quarter of 2013. SG&A expenses in the third quarter of 2014 include $30.3 million of expenses associated with the Allergan Board of Directors' consideration of unsolicited proposals from Valeant Pharmaceuticals International, Inc., or Valeant, to acquire all of the outstanding shares of Allergan, consisting primarily of investment banking fees, legal fees, specialty accounting services and public relations, a $37.3 million charge for estimated bad debts in Venezuela due to changes in that country's foreign currency exchange system and administration by their National Center for Foreign Commerce, or CENCOEX, a Venezuela government body, which is severely limiting U.S. dollar payments for older receivables due from local customers, a $32.2 million estimated expense catch-up adjustment in accordance with final regulations issued by the U.S. Internal Revenue Service, or IRS, governing administration of the annual fee on branded prescription drug manufacturers and importers, $14.5 million of expenses related to the global restructuring announced in July 2014, $1.2 million of transaction and integration costs related to business combinations and license agreements, expenses of $0.5 million related to the January 2014 realignment of various business functions and $18.9 million of income related to the change in fair value of contingent consideration liabilities associated with certain business combinations. SG&A expenses in the third quarter of 2013 include $3.4 million of transaction and integration costs related to business combinations and license agreements, a $1.5 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations, expenses of $1.4 million related to the realignment of various business functions and expenses of $0.1 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox®. Excluding the effect of the items described above, SG&A expenses increased $34.7 million, or 6.0%, to $617.6 million, or 34.5% of product net sales, in the third quarter of 2014 compared to $582.9 million, or 38.1% of product net sales in the third quarter of 2013. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in promotion, selling, and general and administrative expenses. The increase in promotion expenses is primarily due to an increase in direct-to-consumer advertising in the United States for Botox® for the treatment of urinary incontinence, Juvéderm® Voluma™, which was recently launched in the United States, and Botox® Cosmetic, partially offset by a decline in direct-to-consumer advertising for Aczone®. The increase in selling expenses in the third quarter of 2014 compared to the third quarter of 2013 principally relates to increased personnel and related incentive compensation costs that support the 17.2% increase in product net sales, including sales force expansions in Europe, Africa and Middle East and Asia. General and administrative expenses increased in the third quarter of 2014 compared to the third quarter of 2013 primarily due to an increase in the estimated expense for our share of the annual non-deductible fee on entities that sell branded prescription drugs to specified U.S. government programs, additional costs associated with the transition services agreements with Apollo and higher personnel and related incentive compensation costs, partially offset by a decrease in legal expenses.
SG&A expenses increased $288.2 million, or 16.0%, to $2,092.2 million, or 39.9% of product net sales, in the first nine months of 2014 compared to $1,804.0 million, or 39.8% of product net sales, in the first nine months of 2013. SG&A expenses in the first nine months of 2014 include $60.5 million of expenses associated with the Allergan Board of Directors' consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan, a $37.3 million charge for estimated bad debts in Venezuela due to changes in that country's foreign currency exchange system and administration by CENCOEX, which is severely limiting U.S. dollar payments for older receivables due from local customers, a $32.2 million estimated expense catch-up adjustment in accordance with final regulations issued by the IRS governing administration of the annual fee on branded prescription drug manufacturers and importers, $14.5 million of expenses related to the global restructuring announced in July 2014, $2.2 million of transaction and integration costs related to business combinations and license agreements, expenses of $5.8 million related to the January 2014 realignment of various business functions and $15.5 million of income related to the change in fair value of contingent consideration liabilities associated with certain business combinations. SG&A expenses in the first nine months of 2013 include $18.5 million of transaction and integration costs related to business combinations and license agreements, a $4.8 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations, expenses of $1.6 million related to the realignment of various business functions and expenses of $3.6 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ discussed above and other legal contingency expenses. Excluding the effect of the items described above, SG&A expenses increased $179.7 million, or 10.1%, to $1,955.2 million, or 37.3% of product net sales, in the first nine months of 2014 compared to $1,775.5 million, or 39.1% of product net sales in the first nine months of 2013. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in promotion, selling, marketing and general and administrative expenses. The increase in promotion expenses in the first nine months of 2014 is primarily due to the same factors discussed with regard to the increase in promotion expenses in the third quarter of 2014. Additionally, expenses for direct-to-consumer advertising in the United States for Botox® for the treatment of chronic migraine and Aczone® increased in the first nine months of 2014 compared to the first nine months of 2013. The increase in selling expenses in the first nine months of 2014 compared to the first nine months of 2013 principally relates to increased personnel and related incentive compensation costs that support the 15.4% increase in product net sales, including sales force expansions in Europe, Africa and Middle East and Asia. The increase in marketing expenses in the first nine months of 2014 is primarily due to product launch support costs in the United States related to Juvéderm® Voluma™ and Seri® Surgical Scaffold products. General and administrative expenses increased in the first nine months of 2014 compared to the first nine months of 2013 primarily due to higher personnel and related incentive compensation costs, an increase in the estimated expense for our share of the annual non-deductible fee on entities that sell branded prescription drugs to specified U.S. government programs and an increase in information services costs, partially offset by a decrease in legal expenses.
Under the provisions of the PPACA, companies that sell branded prescription drugs or biologics to specified government programs in the United States are subject to an annual non-deductible fee based on the company's relative market share of branded prescription drugs or biologics sold to the specified government programs. The non-deductible fee is recorded in SG&A expenses, and the related full year 2014 expense is expected to be approximately $30 million to $35 million, exclusive of the $32.2 million estimated catch-up adjustment recorded in the third quarter of 2014 related to the issuance of final IRS regulations described above. Also under the provisions of the PPACA, the Company is required to pay a tax deductible excise tax of 2.3% on the sale of certain medical devices in the United States. The excise tax is recorded in SG&A expenses, and the related full year 2014 expense is expected to be approximately $11 million to $13 million.
Research and Development
We believe that our future medium- and long-term revenue and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of September 30, 2014, we have the following significant R&D projects in late-stage development:

•	SempranaTM - formerly referred to as Levadex®(U.S. - Filed/Allergan addressing FDA Complete Response Letter) for migraine

•	Restasis® (Europe - Phase III) for ocular surface disease

•	Ser-120 (U.S. - Phase III) for nocturia (in collaboration with Serenity)

•	Abicipar pegol - Anti-VEGF DARPin® (U.S. - advancing to Phase III) for neovascular age-related macular degeneration

•	Bimatoprost sustained-release implant (U.S. - Phase III) for glaucoma

•	Botox® (U.S. - Phase III) for juvenile cerebral palsy

•	Aczone® X (U.S. - Phase III) for acne vulgaris

•	AGN-199201 (U.S. - Phase III) for rosacea

•	Latisse® (U.S. - Phase III) for brow
On September 2, 2014, we announced that the European Commission has extended the Marketing Authorization for Ozurdex® to treat adult patients with vision loss due to diabetic macular edema, or DME, who are pseudophakic (have an artificial lens implant), or who are considered insufficiently responsive to, or unsuitable for non-corticosteroid therapy. DME is a common complication with diabetes and is the leading cause of sight loss in patients with diabetes.
On September 29, 2014, we announced that the FDA removed the limitations on the indication for Ozurdex® for the treatment of DME. Ozurdex® was originally approved in June as a treatment for DME in patients who are pseudophakic (have an artificial lens implant following cataract surgery) or who are phakic (have their natural lens) and are scheduled for cataract surgery.
In addition to the significant R&D projects in late stage development described above, we have certain important Phase II projects including bimatoprost for scalp hair growth, Botox® for depression and Botox® for osteoarthritis pain.
For management purposes, we accumulate direct costs for R&D projects, but do not allocate all indirect project costs, such as R&D administration, infrastructure and regulatory affairs costs, to specific R&D projects. Additionally, R&D expense includes upfront payments to license or purchase in-process R&D assets that have not achieved regulatory approval. Our overall R&D expenses are not materially concentrated in any specific project or stage of development. The following table sets forth direct costs for our late-stage projects (which include candidates in Phase III clinical trials) and other R&D projects, upfront and milestone payments related to licenses or purchases of in-process R&D assets and all other R&D expenses for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in millions)
Direct costs for:
Late-stage projects	$108.8	$59.3	$302.1	$173.5
Other R&D projects	128.0	164.8	430.5	509.8
Upfront and milestone payments related to licenses or purchases of in-process R&D assets	15.0	6.5	90.0	6.5
Other R&D expenses	36.7	27.0	103.6	83.1
Total	$288.5	$257.6	$926.2	$772.9
R&D expenses increased $30.9 million, or 12.0%, to $288.5 million in the third quarter of 2014, or 16.1% of product net sales, compared to $257.6 million, or 16.9% of product net sales in the third quarter of 2013. R&D expenses in the third quarter of 2014 include a $15.0 million development milestone payment associated with certain neurotoxin product candidates in-licensed from Medytox, Inc., $6.1 million of R&D expenses related to the global restructuring announced in July 2014 and $0.2 million of R&D expenses related to the January 2014 realignment of various business functions. R&D expenses in the third quarter of 2013 include $6.5 million for an upfront payment associated with the in-licensing of a technology for the treatment of ocular disease that has not yet achieved regulatory approval. Excluding the effect of these charges, R&D expenses increased $16.1 million, or 6.4%, to $267.2 million in the third quarter of 2014, or 14.9% of product net sales.The increase in R&D expenses in dollars was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, including the DARPin® development programs, an increase in spending on the next generation of our Aczone® product for the treatment of acne, increased spending on Botox® for the treatment of movement disorders, including juvenile cerebral palsy, increased spending on Botox® for the treatment of depression, and an increase in spending on development of dermal filler products using our proprietary Vycross™ technology, partially offset by a decrease in spending on our recently launched Seri® Surgical Scaffold product, a decrease in expenses for potential new treatment applications for Latisse®, a decrease in expenses for Ozurdex®, and a decrease in expenses for new technology discovery programs.
R&D expenses increased $153.3 million, or 19.8%, to $926.2 million in the first nine months of 2014, or 17.7% of product net sales, compared to $772.9 million, or 17.0% of product net sales in the first nine months of 2013. R&D expenses in the first nine months of 2014 include a $65.0 million charge for an upfront payment and an additional development milestone payment of $15.0 million associated with the in-licensing of certain neurotoxin product candidates currently in development from Medytox, Inc., that have not yet achieved regulatory approval, a $10.0 million charge for the purchase of certain dermal filler technology under development that has not yet achieved regulatory approval, $6.1 million of R&D expenses related to the global restructuring announced in July 2014 and $2.6 million of R&D expenses related to the January 2014 realignment of various business functions. R&D expenses in the first nine months of 2013 include $6.5 million for an upfront payment associated with the in-licensing of a technology for the treatment of ocular disease that has not yet achieved regulatory approval. Excluding the effect of the charges described above, R&D expenses increased $61.1 million, or 8.0%, to $827.5 million in the first nine months of 2014, or 15.8% of product net sales. The increase in R&D expenses in dollars, excluding these charges, was primarily due to the same factors described above related to the increase in R&D expenses in the third quarter of 2014. Additionally, expenses associated with our collaboration with Serenity Pharmaceuticals, LLC, or Serenity, related to Ser-120 for the treatment of nocturia, increased in the first nine months of 2014 compared to the first nine months of 2013.
Amortization of Intangible Assets
Amortization of intangible assets increased $0.2 million to $29.0 million in the third quarter of 2014, or 1.6% of product net sales, compared to $28.8 million, or 1.9% of product net sales, in the third quarter of 2013.
Amortization of intangible assets decreased $3.7 million to $84.8 million in the first nine months of 2014, or 1.6% of product net sales, compared to $88.5 million, or 2.0% of product net sales, in the first nine months of 2013. The decrease in amortization expense is primarily due to a decline in amortization expense associated with certain licensing assets that became fully amortized at the end of the first quarter of 2013 and the impairment of an intangible asset for distribution rights acquired in connection with our 2011 acquisition of Precision Light, Inc. in the fourth quarter of 2013, partially offset by an increase in the balance of intangible assets subject to amortization, including intangible assets that we acquired in connection with our March 2013 acquisition of MAP and August 2014 acquisition of LiRIS.
Restructuring Charges and Integration Costs
July 2014 Restructuring Plan
In July 2014, we completed a global review of our structures and processes, portfolio of research and development projects and marketed products, and our geographies in an effort to prioritize the highest value investments. As a result of this review, we initiated a restructuring of our global operations to improve efficiency and productivity.
We currently estimate that we will incur total non-recurring pre-tax charges of between $350.0 million and $400.0 million in connection with the restructuring and other costs, of which $60.0 million to $70.0 million will be a non-cash charge associated with the acceleration of previously unrecognized share-based compensation costs and certain other non-cash accounting adjustments. As part of the restructuring, we will reduce our workforce by approximately 1,500 employees, or approximately 13 percent of our current global headcount, and eliminate an additional approximately 250 vacant positions.
We began to record costs associated with the July 2014 restructuring plan in the third quarter of 2014 and expect to continue to recognize costs through the second quarter of 2015. The restructuring charges primarily consist of employee severance and other one-time termination benefits, facility lease and other contract termination costs and other costs, primarily consisting of relocation costs and consulting fees, associated with the restructuring plan. In the third quarter of 2014, we recorded restructuring charges of $184.6 million and recognized $9.7 million related to accelerated share-based compensation, consisting of $0.1 million of cost of sales, $7.2 million in SG&A expenses and $2.4 million in R&D expenses, and $10.9 million of asset write-offs and accelerated depreciation costs, consisting of $0.1 million of cost of sales, $7.2 million in SG&A expenses and $3.6 million in

R&D expenses. In addition, in the third quarter of 2014 we also recognized duplicated operating expenses and other costs of $0.1 million of cost of sales, $0.1 million in SG&A expenses and $0.1 million in R&D expenses.
The following table presents the restructuring charges related to the July 2014 restructuring plan during the nine month period ended September 30, 2014:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Restructuring charges during the nine month period ended September 30, 2014	$150.3	$17.1	$17.2	$184.6
Spending	(10.5)	(0.1)	(4.9)	(15.5)
Balance at September 30, 2014 (included in "Accounts payable," "Other accrued expenses" and "Other liabilities")	$139.8	$17.0	$12.3	$169.1
January 2014 Restructuring Plan
In January 2014, we initiated a restructuring plan that includes certain sales force realignments and position eliminations, certain facility relocations and closures in the United States and Europe and the realignment of certain other business support functions, which affected approximately 250 employees. We currently estimate that the total costs related to this restructuring plan will be between $40 million and $45 million, which include severance and other one-time termination benefits, lease exit and contract termination costs, accelerated depreciation and share-based compensation expenses, and relocation and duplicate operating expenses.
We began to record costs associated with the January 2014 restructuring plan in the first quarter of 2014 and expect that the majority of the expenses will be incurred in 2014 with the exception of certain expenses related to the relocation of a minor manufacturing facility to be incurred in 2015. The restructuring charges primarily consist of employee severance, one-time termination benefits and contract termination costs associated with the restructuring plan. In the first quarter of 2014, we recorded restructuring charges of $24.0 million and recognized additional costs of $6.5 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.8 million of cost of sales, $4.3 million in SG&A expenses and $1.4 million in R&D expenses. In the second quarter of 2014, we recorded a $2.3 million restructuring charge reversal and recognized additional costs of $2.3 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.9 million of cost of sales, $0.9 million in SG&A expenses and $0.5 million in R&D expenses. In the third quarter of 2014, we recorded restructuring charges of $0.9 million and recognized additional costs of $1.5 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $0.8 million of cost of sales, $0.5 million in SG&A expenses and $0.2 million in R&D expenses.
The following table presents the restructuring charges related to the 2014 restructuring plan during the nine month period ended September 30, 2014:

	Employee Severance	Other	Total
	(in millions)
Restructuring charges during the nine month period ended September 30, 2014	$20.3	$2.3	$22.6
Spending	(13.9)	(1.5)	(15.4)
Balance at September 30, 2014 (included in "Other accrued expenses")	$6.4	$0.8	$7.2
Other Restructuring Activities and Integration Costs
In connection with our March 2013 acquisition of MAP, our April 2013 acquisition of Exemplar and our December 2012 acquisition of SkinMedica, Inc., we initiated restructuring activities in 2013 to integrate the operations of the acquired businesses with our operations and to capture synergies through the centralization of certain research and development, manufacturing, general and administrative and commercial functions. For the year ended December 31, 2013, we recorded $4.5 million of restructuring charges, including $4.3 million in the first quarter of 2013, a $0.9 million restructuring charge reversal in the second quarter of 2013 and an additional $0.6 million of restructuring charges in the third quarter of 2013, primarily consisting of employee severance and other one-time termination benefits for approximately 111 people. In the first quarter of 2014, we recorded an additional $0.4 million of restructuring charges.
Included in the nine month period ended September 30, 2014 are $0.7 million of restructuring charges for lease terminations and employee severance and other one-time termination benefits, $0.1 million of SG&A expenses and $0.5 million of R&D expenses related to the realignment of various business functions initiated in prior years. Included in the three month period ended September 30, 2013 are $1.4 million of SG&A expenses and $0.2 million of R&D expenses, and in the nine month period ended September 30, 2013 are $0.9 million of restructuring charges for employee severance and other one-time termination benefits, $1.6 million of SG&A expenses and $0.9 million of R&D expenses related to the realignment of various business functions initiated in prior years.
Included in the three month period ended September 30, 2014 are $1.2 million of SG&A expenses and in the nine month period ended September 30, 2014 are $2.2 million of SG&A expenses and $0.4 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in the three month period ended September 30, 2013 are $3.4 million of SG&A expenses and in the nine month period ended September 30, 2013 are $0.1 million of cost of sales and $18.5 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. The SG&A expenses for the nine month period ended September 30, 2013 primarily consist of investment banking and legal fees.
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
For the third quarter of 2014, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $114.4 million, expenses of $20.9 million related to the global restructuring announced in July 2014, costs of $30.3 million associated with the Allergan Board of Directors’ consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan, estimated bad debt expense of $37.3 million due to changes in Venezuela’s foreign exchange system and administration by CENCOEX, an estimated expense catch-up adjustment of $32.2 million in accordance with final regulations issued by the IRS governing administration of the annual fee on branded prescription drug manufacturers and importers, a development milestone payment of $15.0 million for technology that has not achieved regulatory approval, income of $18.9 million for changes in the fair value of contingent consideration liabilities, integration and transaction costs of $1.2 million associated with the purchase of various businesses, expenses of $1.5 million related to the realignment of various business functions and other net indirect costs of $6.9 million.
For the third quarter of 2013, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $114.3 million, stockholder derivative litigation costs of $0.1 million in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox®, charges of $1.5 million for changes in the fair value of contingent consideration liabilities, integration and transaction costs of $3.0 million associated with the purchase of various businesses, expenses of $1.6 million related to the realignment of various business functions, an upfront licensing fee of $6.5 million for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, transaction costs of $0.3 million associated with a licensing agreement with Medytox, Inc. and other net indirect costs of $6.0 million.
For the first nine months of 2014, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of sales milestone revenue of $9.7 million associated with a license agreement with Senju, general and administrative expenses of $353.4 million, expenses of $20.9 million related to the global restructuring announced in July 2014, costs of $60.5 million associated with the Allergan Board of Directors’ consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan, estimated bad debt expense of $37.3 million due to changes in Venezuela’s foreign exchange system and administration by CENCOEX, an estimated expense catch-up adjustment of $32.2 million in accordance with final regulations issued by the IRS governing administration of the annual fee on branded prescription drug manufacturers and importers, an upfront licensing fee of $65.0 million and a subsequent development milestone payment of $15.0 million for technology that has not achieved regulatory approval and related transaction costs of $0.4 million, a $10.0 million expense for acquired in-process research and development technology and related transaction costs of $0.6 million, income of $15.5 million for changes in the fair value of contingent consideration liabilities, integration and transaction costs of $1.6 million associated with the purchase of various businesses, expenses of $10.9 million related to the realignment of various business functions and other net indirect costs of $24.5 million.

For the first nine months of 2013, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of general and administrative expenses of $335.4 million, aggregate charges of $3.6 million for stockholder derivative litigation costs in connection with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to Botox® and other legal contingency expenses, charges of $4.8 million for changes in the fair value of contingent consideration liabilities, a purchase accounting fair market value inventory adjustment of $8.9 million associated with the acquisition of SkinMedica, Inc., integration and transaction costs of $18.2 million associated with the purchase of various businesses, expenses of $2.5 million related to the realignment of various business functions, an upfront licensing fee of $6.5 million for technology that has not achieved regulatory approval and related transaction costs of $0.1 million, transaction costs of $0.3 million associated with a licensing agreement with Medytox, Inc. and other net indirect costs of $20.9 million.
The following table presents operating income for each reportable segment for the three and nine month periods ended September 30, 2014 and 2013 and a reconciliation of our segments’ operating income to consolidated operating income:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in millions)
Operating income:
Specialty pharmaceuticals	$750.1	$593.4	$2,006.1	$1,652.8
Medical devices	96.4	58.5	272.3	188.2
Total segments	846.5	651.9	2,278.4	1,841.0
General and administrative expenses, other indirect costs and other adjustments	240.8	133.4	607.1	401.2
Amortization of intangible assets (a)	27.4	27.7	80.4	80.4
Restructuring charges	185.5	0.6	208.3	4.9
Total operating income	$392.8	$490.2	$1,382.6	$1,354.5
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Our consolidated operating income in the third quarter of 2014 was $392.8 million, or 21.9% of product net sales, compared to consolidated operating income of $490.2 million, or 32.1% of product net sales in the third quarter of 2013. The $97.4 million decrease in consolidated operating income was due to a $3.9 million decrease in other revenues, a $14.4 million increase in cost of sales, a $125.4 million increase in SG&A expenses, a $30.9 million increase in R&D expenses, a $0.2 million increase in amortization of intangible assets and a $184.9 million increase in restructuring charges, partially offset by a $262.3 million increase in product net sales.
Our specialty pharmaceuticals segment operating income in the third quarter of 2014 was $750.1 million, compared to operating income of $593.4 million in the third quarter of 2013. The $156.7 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales across all product lines, partially offset by an increase in R&D expenses.
Our medical devices segment operating income in the third quarter of 2014 was $96.4 million, compared to operating income of $58.5 million in the third quarter of 2013. The $37.9 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our facial aesthetics and breast aesthetics product lines and a decrease in R&D expenses, partially offset by an increase in selling, promotion and marketing expenses.
Our consolidated operating income in the first nine months of 2014 was $1,382.6 million, or 26.4% of product net sales, compared to consolidated operating income of $1,354.5 million, or 29.8% of product net sales in the first nine months of 2013. The $28.1 million increase in consolidated operating income was due to a $699.2 million increase in product net sales, a $12.2 million increase in other revenues and a $3.7 million decrease in amortization of intangible assets, partially offset by a $42.1 million increase in cost of sales, a $288.2 million increase in SG&A expenses, a $153.3 million increase in R&D expenses and a $203.4 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in the first nine months of 2014 was $2,006.1 million, compared to operating income of $1,652.8 million in the first nine months of 2013. The $353.3 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales across all product lines, partially offset by an increase in selling and promotion expenses and an increase in R&D expenses.
Our medical devices segment operating income in the first nine months of 2014 was $272.3 million, compared to operating income of $188.2 million in the first nine months of 2013. The $84.1 million increase in our medical devices segment operating income was due primarily to the same factors discussed above with respect to the increase in our medical devices operating income in the third quarter of 2014 compared to the third quarter of 2013.
Non-Operating Income and Expense
Total net non-operating income in the third quarter of 2014 was $26.6 million compared to total net non-operating expense of $33.4 million in the third quarter of 2013. Interest income increased $0.5 million to $2.0 million in the third quarter of 2014 compared to $1.5 million in the third quarter of 2013. Interest expense decreased $1.0 million to $18.4 million in the third quarter of 2014 compared to $19.4 million in the third quarter of 2013. Other, net income was $43.0 million in the third quarter of 2014, consisting primarily of net gains on foreign currency derivative instruments and other foreign currency transactions. Other, net expense was $15.5 million in the third quarter of 2013, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions.
Total net non-operating expense in the first nine months of 2014 was $27.2 million compared to total net non-operating expense of $64.7 million in the first nine months of 2013. Interest income increased $1.1 million to $6.2 million in the first nine months of 2014 compared to $5.1 million in the first nine months of 2013. Interest expense decreased $3.0 million to $53.8 million in the first nine months of 2014 compared to $56.8 million in the first nine months of 2013. Interest expense decreased primarily due to a decrease in accrued statutory interest resulting from a change in estimate related to uncertain tax positions, partially offset by an increase in interest expense primarily due to the issuance in March 2013 of our 1.35% Senior Notes due 2018, or 2018 Notes, and our 2.80% Senior Notes due 2023, or 2023 Notes. Other, net income was $20.4 million in the first nine months of 2014, consisting primarily of net gains on foreign currency derivative instruments and other foreign currency transactions. Other, net expense was $13.0 million in the first nine months of 2013, consisting primarily of $10.1 million in net losses on foreign currency derivative instruments and other foreign currency transactions and a loss of $3.7 million related to the impairment of a non-marketable third party equity investment, partially offset by a gain of $0.7 million on the sale of a third party equity investment.
Income Taxes
Our effective tax rate for the third quarter of 2014 was 25.3%. Our effective tax rate for the first nine months of 2014 was 27.0%. Included in our earnings before income taxes for the first nine months of 2014 are a $65.0 million upfront payment for the in-licensing of in-process research and development technologies from Medytox, a $15.0 million development milestone payment associated with the technologies in-licensed from Medytox, a $10.0 million expense for the purchase of an in-process research and development asset, a $37.3 million charge for estimated bad debts in Venezuela, restructuring charges of $208.3 million, $20.9 million of other expenses associated with the July 2014 restructuring plan, $10.3 million of other expenses for the January 2014 realignment of certain business and $15.5 million of income related to changes in the fair value of contingent consideration associated with certain business combination agreements. In the first nine months of 2014 we recorded no income tax benefits related to the upfront payment for the in-licensing of technology from Medytox, the development milestone payment associated with the technologies in-licensed from Medytox, or for the changes in the fair value of contingent consideration liabilities, $3.4 million of income tax benefits related to the expense for the purchase of an in-process research and development asset, $5.0 million of income tax benefits related to the estimated bad debts in Venezuela, $57.2 million of estimated income tax benefits related to the restructuring charges, $6.4 million of income tax benefits related to other costs associated with the July 2014 restructuring plan and $3.6 million of income tax benefits related to other expenses associated with the January 2014 realignment of certain business functions. In the first nine months of 2014, we also recorded income tax benefits of $13.6 million for changes in estimated taxes related to tax positions included in prior year filings, which resulted primarily from the re-measurement of certain transfer pricing positions. The estimated income tax benefits related to the restructuring charges may be subject to change based on a final analysis of cost allocations by statutory jurisdiction to be determined as part of our year-end income tax calculations.
Excluding the impact of the pre-tax charges of $351.3 million and the income tax benefits of $89.2 million for the items discussed above, our adjusted effective tax rate for the first nine months of 2014 was 26.6%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for the first nine months of 2014 is summarized below:

(in millions)
Earnings from continuing operations before income taxes, as reported	$1,355.4
Upfront payment for the in-licensing of in-process research and development technologies from Medytox	65.0
Development milestone payment associated with technologies from Medytox	15.0
Expense for the purchase of an in-process research and development asset	10.0
Expense for estimated bad debts in Venezuela	37.3
Restructuring charges	208.3
Other expenses associated with the July 2014 restructuring plan	20.9
Other expenses associated with the January 2014 realignment of certain business functions	10.3
Changes in the fair value of contingent consideration liabilities related to business combinations	(15.5)
$1,706.7

Provision for income taxes, as reported	$365.4
Income tax benefit for:
Upfront payment for the in-licensing of in-process research and development technologies from Medytox	—
Development milestone payment associated with technologies from Medytox	—
Expense for the purchase of an in-process research and development asset	3.4
Expense for estimated bad debts in Venezuela	5.0
Restructuring charges	57.2
Other expenses associated with the July 2014 restructuring plan	6.4
Other expenses associated with the January 2014 realignment of certain business functions	3.6
Changes in the fair value of contingent consideration liabilities related to business combinations	—
Changes in estimated taxes related to tax positions included in prior year filings	13.6
$454.6
Adjusted effective tax rate	26.6%
Our effective tax rates for the third quarter and first nine months of 2013 were 27.1% and 25.6%, respectively. Our effective tax rate for the year ended December 31, 2013 was 26.5%. Included in our earnings before income taxes for 2013 are charges related to changes in the fair value of contingent consideration associated with certain business combination agreements of $70.7 million, the fair market value inventory adjustment rollout related to the acquisition of SkinMedica of $8.9 million, external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses of $3.1 million, transaction and integration costs associated with business combinations and license agreements of $20.6 million, a loss of $3.7 million related to the impairment of a non-marketable third party equity investment and restructuring charges of $5.5 million. In 2013 we recorded no income tax benefit related to the changes in the fair value of contingent consideration liabilities, $3.3 million of income tax benefits related to the fair market value inventory adjustment rollout related to the acquisition of SkinMedica, no income tax benefits related to external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, $4.8 million of income tax benefits related to transaction and integration costs associated with business combinations and license agreements, $1.3 million of income tax benefits related to the impairment of a non-marketable third party equity investment and $1.7 million of income tax benefits related to the restructuring charges. In 2013, we also recorded an income tax benefit of $15.1 million for the retroactive benefit of the U.S. federal research and development tax credit for the 2012 fiscal year that was signed into law on January 2, 2013. Excluding the impact of the aggregate pre-tax charges of $112.5 million and the income tax benefits of $26.2 million for the items discussed above, our adjusted effective tax rate for 2013 was 26.3%.

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
The increase in the adjusted effective tax rate to 26.6% in the first nine months of 2014 compared to the adjusted effective tax rate for the year ended December 31, 2013 of 26.3% is primarily due to the negative impact of the expiration of the U.S. federal research and development tax credit, partially offset by a beneficial change in estimates of certain transfer-pricing positions related to prior years and associated provision to return adjustments. We anticipate that our adjusted effective tax rate for the fiscal year 2014 may decline due to changes in the mix of pre-tax earnings in the various countries in which we operate.
Earnings from Continuing Operations
Our earnings from continuing operations in the third quarter of 2014 were $313.1 million compared to earnings from continuing operations of $332.9 million in the third quarter of 2013. The $19.8 million decrease in earnings from continuing operations was primarily the result of the decrease in operating income of $97.4 million, partially offset by the decrease in net non-operating expense of $60.0 million and the decrease in the provision for income taxes of $17.6 million.
Our earnings from continuing operations in the first nine months of 2014 were $990.0 million compared to earnings from continuing operations of $959.9 million in the first nine months of 2013. The $30.1 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $28.1 million and the decrease in net non-operating expense of $37.5 million, partially offset by the increase in the provision for income taxes of $35.5 million.
Net Earnings Attributable to Noncontrolling Interest
Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $0.9 million and $1.0 million in the third quarter of 2014 and 2013, respectively, and $2.7 million and $4.2 million in the first nine months of 2014 and 2013, respectively.
Discontinued Operations
On February 1, 2013, we formally committed to pursue a sale of our obesity intervention business unit, including the assets related to the Lap-Band® gastric band system and the Orbera™ intra-gastric balloon system. Accordingly, beginning in the first quarter of 2013, we have reported the financial results from that business unit as discontinued operations in the consolidated statements of earnings. In the first quarter of 2013, we reported an estimated pre-tax disposal loss of $346.2 million ($259.0 million after tax) related to the obesity intervention business unit from the write-down of the net assets held for sale to their estimated fair value less costs to sell. In the third quarter of 2013, we recorded an additional pre-tax disposal loss of $58.7 million ($37.6 million after tax) from the write-down of the net assets held for sale to their estimated fair value.
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
For the year ended December 31, 2013, we reported a total pre-tax loss of $408.2 million ($297.9 million after tax) on the disposal of the obesity intervention business unit net assets. The pre-tax loss includes transaction costs of approximately $2.6 million, consisting primarily of investment banking fees. In the first quarter of 2014, we recognized an additional pre-tax loss of $0.9 million ($0.6 million after tax), and in the third quarter of 2014, an additional pre-tax gain of $0.3 million ($0.3 million after tax), on the disposal of the obesity intervention business unit net assets.
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
The following table summarizes the results of operations from discontinued operations for the three and nine month periods ended September 30, 2013:

	September 30, 2013
	Three Months	Nine Months
	(in millions)
Product net sales	$29.3	$94.5

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	5.4	15.9
Selling, general and administrative	14.4	44.8
Research and development	1.3	4.0
Amortization of intangible assets	—	10.3

Earnings from discontinued operations before income taxes	$8.2	$19.5

Earnings from discontinued operations, net of income taxes	$5.5	$13.1

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

Cash Flow
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities for the first nine months of 2014 was $1,233.6 million compared to $1,180.1 million for the first nine months of 2013. Cash flow from operating activities increased in the first nine months of 2014 compared to the first nine months of 2013 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in trade receivables and accrued expenses, partially offset by an increase in cash used to fund changes in other current assets, other non-current assets, accounts payable, income taxes and other liabilities. In the first nine months of 2014, we made upfront and milestone payments of $80.0 million related to a license agreement and an upfront payment of $10.0 million for the purchase of certain dermal filler technology under development that has not achieved regulatory approval, which were included in our net earnings for the first nine months of 2014. In the first nine months of 2013, we made an upfront payment of $6.5 million for a license and collaboration agreement, which was included in our net earnings for the first nine months of 2013. In the first nine months of 2014 and 2013, we paid pension contributions of $20.6 million and $22.0 million, respectively, to our U.S. defined benefit pension plan.
Net cash provided by investing activities was $38.1 million in the first nine months of 2014 compared to net cash used in investing activities of $1,262.0 million in the first nine months of 2013. In the first nine months of 2014, we received $1,596.3 million from the maturities of short-term investments and collected $1.8 million from the 2013 sale of the obesity intervention business. In the first nine months of 2014, we purchased $1,269.8 million of short-term investments, paid $67.5 million for the acquisition of LiRIS, paid $10.0 million for a non-marketable equity investment and $15.0 million for licensing and developed technology intangible assets. Additionally, we invested $185.4 million in new facilities and equipment and $12.6 million in capitalized software. In the first nine months of 2013, we received $380.5 million from the maturities of short-term investments. In the first nine months of 2013, we purchased $644.5 million of short-term investments and paid $889.7 million, net of cash acquired, for the acquisitions of MAP and Exemplar, and $2.4 million for purchase price adjustments related to prior acquisitions. Additionally, we invested $97.4 million in new facilities and equipment and $8.6 million in capitalized software. We currently expect to invest between approximately $200 million and $250 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2014.
Net cash used in financing activities was $387.4 million in the first nine months of 2014 compared to net cash provided by financing activities of $70.8 million in the first nine months of 2013. In the first nine months of 2014, we repurchased approximately 6.1 million shares of our common stock for $835.1 million, paid $44.7 million in dividends to stockholders and paid contingent consideration of $10.2 million. This use of cash was partially offset by $0.2 million in net borrowings of notes payable, $388.3 million received from the sale of stock to employees and $114.1 million in excess tax benefits from share-based compensation. On March 12, 2013, we issued concurrently in a registered offering $250.0 million in aggregate principal amount of our 2018 Notes and $350.0 million in aggregate principal amount of our 2023 Notes, and received total proceeds of $598.5 million, net of original discounts. Additionally, in the first nine months of 2013, we received $160.1 million from the sale of stock to employees and $33.6 million in excess tax benefits from share-based compensation. These amounts were partially reduced by the repurchase of approximately 6.1 million shares of our common stock for $649.3 million, a cash payment of $4.8 million for offering fees related to the issuance of the 2018 Notes and the 2023 Notes, $44.6 million in dividends paid to stockholders, net repayments of notes payable of $11.6 million and payments of contingent consideration of $11.1 million.
As of September 30, 2014, $2,891.4 million of our existing cash and equivalents and short-term investments are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2013, we had approximately $3,828.0 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.
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
At September 30, 2014, we had a committed long-term credit facility, a commercial paper program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $800.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at September 30, 2014. At September 30, 2014, we had no borrowings under our committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $55.8 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.
Dividends and Stock Repurchase Program
Effective October 27, 2014, our Board of Directors declared a cash dividend of $0.05 per share, payable December 11, 2014 to stockholders of record on November 20, 2014.
We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At September 30, 2014, we held approximately 10.0 million treasury shares under this program. Pursuant to our evergreen stock repurchase program, we entered into certain stock repurchase plans that authorized our brokers to purchase our common stock traded in the open market. The terms of the plans set forth an aggregate maximum limit of 6.0 million shares to be repurchased in the first half of 2014, and the aggregate maximum limit of the plans has been satisfied.
Trade Receivables Supplemental Information
We sell products to public and semi-public hospitals in Italy and Spain, which are wholly or partially funded by their respective sovereign governments. The following table provides information related to trade receivables outstanding as of September 30, 2014 from product net sales in Italy and Spain:

	Italy	Spain
	(in millions)
Trade receivables from public and semi-public hospitals primarily funded by the sovereign government	$16.8	$14.8
Trade receivables from other customers	7.6	15.2
Total trade receivables	$24.4	$30.0

Amount of trade receivables that is past due	$13.7	$13.5
Allowance for doubtful accounts	$5.2	$0.8
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
As of September 30, 2014, we have no significant trade accounts receivable from customers in Greece or Portugal that are primarily funded by their respective sovereign governments.

In the third quarter of 2014, we recorded an estimated bad debt charge of $37.3 million related to certain U.S. dollar denominated trade receivables from local customers in Venezuela. The estimated charge for bad debts was based on an analysis of our U.S. dollar denominated trade receivable payment and non-payment trends over the last 12 months in relation to currency exchange controls administered by the National Center for Foreign Commerce, or CENCOEX, a Venezuela government body, and our review of other relevant communications by CENCOEX and economic data regarding the current state of Venezuela’s economy. Based on our analysis, we concluded that the likelihood of a bad debt loss for our U.S. dollar denominated trade receivables generated prior to October 2013 was probable.
Trade receivables generated from product sales in Venezuela subsequent to September 2013 have been paid on a regular basis by CENCOEX at the published preferred exchange rate for pharmaceutical products, so we are continuing to supply certain products to our one major distributor, a sizeable multinational corporation, within self-imposed credit limits, under the assumption that CENCOEX will continue to allow U.S. dollar denominated trade receivables, which are properly registered with CENCOEX, to be paid within normal trade terms. We are continuing to make efforts to collect the outstanding older trade receivables that have been reserved, and any future recovery will be recorded when realized.
As of September 30, 2014, we had net trade receivables from a commercial distributor in Venezuela of approximately $10.5 million, which are subject to currency exchange controls administered by CENCOEX. The payment of our trade receivables is required to be approved through CENCOEX’s administration of monthly allocations of foreign currency provided by the Central Bank of Venezuela. Our trade receivables are subject to future potential currency devaluation actions that could be taken by the Venezuelan government, which have occurred several times in the past. The agreement with our distributor contains certain terms that limit our exposure to devaluation risk, but because of the unpredictable economic stability in Venezuela, our trade receivables in Venezuela may become subject to a material devaluation.
Acquisitions and Collaborations
On August 13, 2014, we completed the acquisition of LiRIS for an upfront payment of $67.5 million plus up to an aggregate of $295.0 million in payments contingent upon achieving certain future development milestones and up to an aggregate of $225.0 million in payments contingent upon achieving certain commercial milestones. The estimated fair value of the contingent consideration as of the acquisition date was $192.5 million.
On September 25, 2013, we announced that we had entered into a license agreement with Medytox, Inc., or Medytox, contingent on obtaining certain government approvals. In January 2014, we closed the transaction. Under the terms of the agreement, we made an upfront payment to Medytox of $65.0 million in January 2014 and Medytox granted us exclusive rights, worldwide outside of Korea with co-exclusive rights in Japan, to develop and, if approved, commercialize certain neurotoxin product candidates currently in development, including a potential liquid-injectable product. The terms of the agreement also include potential future development milestone payments of up to $116.5 million and potential future sales milestone payments of up to $180.5 million, as well as potential future royalty payments. In the third quarter of 2014, we made a development milestone payment to Medytox of $15.0 million.

Other Liquidity Matters
As part of an ongoing effort to improve efficiency and productivity which will further increase stockholder value, in July 2014 we completed a global review of our structures and processes, portfolio of research and development projects and marketed products, and our geographies in an effort to prioritize the highest value investments. As a result of this review, we initiated a restructuring of our global operations that we estimate will deliver annual pre-tax savings of approximately $475 million in calendar year 2015. We currently estimate that we will incur total non-recurring pre-tax charges of between $350.0 million and $400.0 million in connection with the restructuring and other costs, of which $60.0 million and $70.0 million will be a non-cash charge. We began to incur these non-recurring charges in the third quarter of 2014 and expect to continue to incur them through the second quarter of 2015.
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
In October 2014, we announced that we have amended our U.S. qualified and unqualified defined benefit pension plans to close the plans to any future participant service credits (plan freeze), effective December 31, 2014. In conjunction with the plan freeze, we will be adding one additional year of service credit to the calculation of benefits for all active employees as of December 31, 2014. We currently estimate that we will incur pre-tax curtailment charges of approximately $17.0 million in the fourth quarter of 2014 related to the plan freeze.
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
As of September 30, 2014, we had no interest rate swap contracts outstanding. However, we may from time to time seek to enter into interest rate hedge transactions in the future.
Interest Rate Risk
Our interest income and expense are more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents and short-term investments and interest expense on our debt, as well as costs associated with foreign currency contracts.
On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, we terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, we added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. During the three and nine month periods ended September 30, 2014, we recognized $3.4 million and $10.2 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap. During the three and nine month periods ended September 30, 2013, we recognized $3.3 million and $9.8 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of September 30, 2014, the remaining unrecognized gain, net of tax, of $1.2 million is recorded as a component of accumulated other comprehensive loss.
At September 30, 2014, we had approximately $55.8 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.6 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Maturing in							Fair Market Value
	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$1,426.1	$—	$—	$—	$—	$—	$1,426.1	$1,426.1
Weighted Average Interest Rate	0.10%	—	—	—	—	—	0.10%
Foreign Time Deposits	130.0	—	—	—	—	—	130.0	130.0
Weighted Average Interest Rate	0.95%	—	—	—	—	—	0.95%
Other Cash Equivalents	2,178.4	—	—	—	—	—	2,178.4	2,178.4
Weighted Average Interest Rate	0.11%	—	—	—	—	—	0.11%
Total Cash Equivalents and Short-Term Investments	$3,734.5	$—	$—	$—	$—	$—	$3,734.5	$3,734.5
Weighted Average Interest Rate	0.14%	—	—	—	—	—	0.14%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$821.0	$20.0	$249.6	$998.0	$2,088.6	$2,095.8
Weighted Average Interest Rate	—	—	3.94%	5.65%	1.39%	3.21%	3.30%
Other Variable Rate (non-US$)	55.8	—	—	—	—	—	55.8	55.8
Weighted Average Interest Rate	7.57%	—	—	—	—	—	7.57%
Total Debt Obligations	$55.8	$—	$821.0	$20.0	$249.6	$998.0	$2,144.4	$2,151.6
Weighted Average Interest Rate	7.57%	—	3.94%	5.65%	1.39%	3.21%	3.41%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $21.3 million related to a terminated interest rate swap associated with the 2016 Notes.

	December 31, 2013
	Maturing in							Fair Market Value
	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$2,016.8	$—	$—	$—	$—	$—	$2,016.8	$2,016.8
Weighted Average Interest Rate	0.07%	—	—	—	—	—	0.07%
Foreign Time Deposits	370.3	—	—	—	—	—	370.3	370.3
Weighted Average Interest Rate	0.39%	—	—	—	—	—	0.39%
Other Cash Equivalents	1,080.4	—	—	—	—	—	1,080.4	1,080.4
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Total Cash Equivalents and Short-Term Investments	$3,467.5	$—	$—	$—	$—	$—	$3,467.5	$3,467.5
Weighted Average Interest Rate	0.13%	—	—	—	—	—	0.13%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$831.0	$20.0	$249.5	$997.8	$2,098.3	$2,163.8
Weighted Average Interest Rate	—	—	3.94%	5.65%	1.39%	3.21%	3.30%
Other Variable Rate (non-US$)	55.6	—	—	—	—	—	55.6	55.6
Weighted Average Interest Rate	6.07%	—	—	—	—	—	6.07%
Total Debt Obligations	$55.6	$—	$831.0	$20.0	$249.5	$997.8	$2,153.9	$2,219.4
Weighted Average Interest Rate	6.07%	—	3.94%	5.65%	1.39%	3.21%	3.38%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $31.5 million related to a terminated interest rate swap associated with the 2016 Notes.
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
The following table provides information about our foreign currency derivative financial instruments outstanding as of September 30, 2014 and December 31, 2013. The information is provided in U.S. dollars, as presented in our unaudited condensed consolidated financial statements:

	September 30, 2014		December 31, 2013
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$10.7	107.36	$9.2	103.02
Australian dollar	3.1	0.90	9.3	0.88
Russian ruble	24.1	39.11	16.5	33.42
Polish zloty	0.6	3.25	—	—
New Zealand dollar	0.8	0.81	—	—
	$39.3		$35.0

Estimated fair value	$1.1		$0.1

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$38.9	1.30	$41.3	1.38

Estimated fair value	$(1.0)		$0.1

Foreign currency sold — put options:
Canadian dollar	$116.5	1.10	$95.4	1.04
Mexican peso	5.1	13.25	17.7	13.12
Australian dollar	50.9	0.88	44.8	0.92
Brazilian real	35.8	2.63	29.7	2.42
Euro	500.6	1.40	245.5	1.36
Korean won	4.9	1,068.27	18.5	1,062.71
Turkish lira	8.4	2.19	32.7	2.13
Polish zloty	2.3	3.11	9.7	3.08
Swiss franc	2.5	0.88	9.5	0.88
Russian ruble	6.1	34.74	17.0	34.09
Swedish krona	2.6	6.59	6.8	6.57
South African rand	2.6	10.97	11.0	10.72
Japanese yen	8.2	102.66	22.5	102.75
	$746.5		$560.8

Estimated fair value	$55.7		$20.2

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Further, management determined that, as of September 30, 2014, there were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. We are adopting the new framework during 2014.

ALLERGAN, INC.
PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
Certain of the legal proceedings in which we are involved are discussed in Note 10, "Contingencies," to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A.  Risk Factors
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as supplemented and amended by the risk factors previously disclosed by us in Part II, Item 1A “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table discloses the purchases of our equity securities during the third fiscal quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2014 to July 31, 2014	4	$169.25	—	7,977,949
August 1, 2014 to August 31, 2014	6,955	163.46	—	8,108,412
September 1, 2014 to September 30, 2014	—	—	—	8,407,623
Total	6,959	$163.47	—	N/A
 ——————————

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At September 30, 2014, we held approximately 10.0 million treasury shares under this program. Pursuant to our evergreen stock repurchase program, we entered into certain stock repurchase plans that authorized our brokers to purchase our common stock traded in the open market. The terms of the plans set forth an aggregate maximum limit of 6.0 million shares to be repurchased in the first half of 2014, and the aggregate maximum limit of the plans has been satisfied. During the third fiscal quarter of 2014, the difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs is due to shares of common stock withheld by us to satisfy tax withholding obligations related to vested employee restricted stock awards.

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

Date: November 4, 2014

ALLERGAN, INC.

/s/ James M. Hindman
James M. Hindman Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

ALLERGAN, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Allergan, Inc. filed with the Secretary of State of the State of Delaware on May 9, 2014 and Certificate of Designations of Series A Junior Participating Preferred Stock of Allergan, Inc. filed with the Secretary of State of the State of Delaware on April 23, 2014 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2014)

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2014)

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

10.1	Form of 2014 Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101
The following financial statements from Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income; (iii) Unaudited Condensed Consolidated Balance Sheets; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements