Form 10-K
period 2014-12-31
ALLERGAN INC
filed 2015-02-19
CIK 850693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————————
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $50,168 million based on the closing sale price as reported on the New York Stock Exchange.
Common stock outstanding as of February 12, 2015 — 307,605,860 shares (including 7,368,166 shares held in treasury).

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
Our diversified business model includes products for which patients may be eligible for reimbursement and cash pay products that consumers pay for directly out-of-pocket. Based on internal information and assumptions, we estimate that in fiscal year 2014, approximately 62% of our product net sales were derived from reimbursable products and 38% of our product net sales were derived from cash pay products.
In March 2013, we acquired MAP Pharmaceuticals, Inc., a publicly held biopharmaceutical company focused on developing and commercializing new therapies in neurology, including Semprana™, formerly referred to as Levadex®, a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine using the proprietary Tempo® delivery system, for the treatment of acute migraine in adults.
In December 2013, we completed the sale of our obesity intervention business, including the sale of assets related to the Lap-Band® gastric band system and the Orbera™ intra-gastric balloon system. As a result of the sale of the obesity intervention business unit, we have reported the financial results from that business unit as discontinued operations in our consolidated financial statements.
In November 2014, we entered into a definitive agreement with Actavis plc, or Actavis, under which Actavis will acquire Allergan for a combination of $129.22 in cash and 0.3683 Actavis shares for each share of Allergan common stock. The transaction remains subject to customary closing conditions, including receipt of stockholder approval and certain regulatory approvals. The transaction is expected to close in the late first quarter or early second quarter of 2015.
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
The following table sets forth, for the periods indicated, product net sales for each of our product lines within our specialty pharmaceuticals and medical devices segments, segment operating income for our specialty pharmaceuticals and medical devices segments, domestic and international sales as a percentage of total product net sales, and domestic and international long-lived assets:

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Specialty Pharmaceuticals Segment Product Net Sales by Product Line
Eye Care Pharmaceuticals	$3,257.9	$2,890.3	$2,692.2
Botox®/Neuromodulators	2,230.6	1,982.2	1,766.3
Skin Care and Other	523.6	466.5	326.1
Total Specialty Pharmaceuticals Segment Product Net Sales	$6,012.1	$5,339.0	$4,784.6

Medical Devices Segment Product Net Sales by Product Line
Breast Aesthetics	$406.7	$377.9	$377.1
Facial Aesthetics	661.8	477.5	387.6
Core Medical Devices	1,068.5	855.4	764.7
Other (1)	45.5	3.1	—
Total Medical Devices Segment Product Net Sales	$1,114.0	$858.5	$764.7

Specialty Pharmaceuticals Segment Operating Income (2)	$2,832.3	$2,282.0	$1,997.7
Medical Devices Segment Operating Income (2)	382.9	246.2	229.1

Consolidated Product Net Sales
Domestic	63.4%	62.0%	60.9%
International	36.6%	38.0%	39.1%

Consolidated Long-Lived Assets
Domestic	$4,497.0	$4,274.7	$3,242.9
International	725.7	674.7	649.8
 ——————————

(1)
Other medical devices product sales consist of sales made pursuant to transition services agreements with Apollo Endosurgery, Inc., or Apollo, related to the sale of our obesity intervention business unit.

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
Dry Eye
Restasis® (cyclosporine ophthalmic emulsion) 0.05%, our best-selling eye care product, is the largest eye drop by value worldwide, the largest prescription ophthalmic pharmaceutical by sales value in the United States, and the first, and currently the only, prescription eye drop with regulatory approval to help increase tear production in cases where tear production may be reduced by inflammation due to chronic dry eye. Chronic dry eye is a painful and irritating condition involving abnormalities and deficiencies in the tear film initiated by a variety of causes. The incidence of chronic dry eye increases markedly with age, after menopause in women and in people with systemic diseases. We launched Restasis® in the United States in 2003 and Restasis® is currently approved in approximately 35 countries.
Our artificial tears products, including the Refresh® and Optive™ product lines of lubricant eye drops, treat dry eye symptoms including irritation and dryness due to pollution, computer use, aging and other causes. We launched Refresh® over 27 years ago and today our artificial tears product line includes a wide range of preserved and non-preserved drops as well as ointments to treat dry eye symptoms. We launched Refresh Optive® Advanced lubricant eye drops in the United States in 2012 and Refresh Optive® Advanced/Optive Plus® is now approved in approximately 40 countries. We also launched Refresh Optive® Advanced/Optive Plus® unit dose, which is approved in approximately 30 countries. In 2014, Optive FusionTM was launched in the United Kingdom, Germany, Austria, Poland, Scandinavia, Turkey and Greece. Optive Plus® offers relief for the lipid deficient dry eye sufferer and Optive FusionTM addresses the aqueous deficient segment of the dry eye market.
Glaucoma
Our Lumigan® (bimatoprost ophthalmic solution) product line is our second best-selling eye care product line. Lumigan® 0.01% is a topical treatment indicated for the reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension. Lumigan® 0.01% was approved in Canada in 2009 and in the United States and Europe in 2010. We currently sell Lumigan® 0.01% in the United States and it is approved in approximately 55 countries worldwide. Lumigan® unit dose was approved in Canada in 2013 and we have completed the introduction of Lumigan® unit dose across the European Union. In 2014, we launched Lumigan® unit dose in Australia. Senju Pharmaceutical Co., Ltd., or Senju, is responsible for the development and commercialization of Lumigan® in Japan pursuant to an exclusive licensing agreement. We ceased manufacturing of the original formulation of Lumigan®, Lumigan® 0.03%, in the United States in 2012, but continue to manufacture Lumigan® 0.03% for sale in certain markets outside of the United States.
Ganfort™ (bimatoprost/timolol maleate ophthalmic solution) is a bimatoprost and timolol maleate combination designed to treat glaucoma and ocular hypertension in patients who are not responsive to treatment with only one medication. We received approval to market Ganfort™ in the European Union in 2006. Ganfort™ is currently approved in approximately 70 countries. In 2014, Ganfort™ was launched in China and Ganfort ™ unit dose was launched in several countries, including Italy, Spain and Switzerland.
Our Alphagan® (brimonidine tartrate ophthalmic solution) products are our third best-selling eye care product line. Alphagan® P 0.1%, Alphagan® P 0.15% and Alphagan® P 0.2% are ophthalmic solutions that lower intraocular pressure by reducing aqueous humor production and increasing uveoscleral outflow. Alphagan® P 0.1% was approved by the U.S. Food and Drug Administration, or FDA, in 2005 and is an improved reformulation of Alphagan® P 0.15%, which was approved by the FDA in 2001. Alphagan® P 0.15% and Alphagan® 0.2% face generic competition in the United States and other parts of the world. Alphagan® products are approved in approximately 80 countries. Senju is responsible for the development and commercialization of our Alphagan® products in Japan pursuant to an exclusive licensing agreement between us and Kyorin Pharmaceuticals Co., Ltd., that Kyorin subsequently sublicensed to Senju. In 2012, Senju received approval from the Japanese Ministry of Health, Labor and Welfare for Aiphagan® ophthalmic solution 0.1%, or Aiphagan®, for the reduction of intraocular pressure in patients with ocular hypertension or glaucoma.

Combigan® (brimonidine tartrate/timolol maleate ophthalmic solution) 0.2%/0.5% is a brimonidine and timolol combination designed to treat ocular hypertension in glaucoma patients who are not responsive to treatment with only one medication or need additional therapy. Combigan® is currently approved in approximately 80 countries, including the United States and all countries in the European Union. In 2014, Combigan® was approved in China.
Inflammation
Acuvail® (ketorolac tromethamine ophthalmic solution) 0.45% is a nonsteroidal, anti-inflammatory indicated for the treatment of ocular pain and inflammation following cataract surgery that was approved by the FDA in 2009. Acular LS® (ketorolac ophthalmic solution) 0.4% is a nonsteroidal anti-inflammatory indicated to reduce ocular pain, burning and stinging following corneal refractive surgery. Acular LS®, approved by the FDA in 2003, is a reformulated version of Acular®. As of 2013, Acular LS® no longer faces generic competition in the United States. Pred Forte® (prednisolone acetate ophthalmic suspension, USP) 1% is a topical steroid that was approved by the FDA over 40 years ago and faces generic competition in the United States.
Infection
Zymaxid® (gatifloxacin ophthalmic solution) 0.5%, approved by the FDA in 2010, is our next-generation anti-infective product indicated for the treatment of bacterial conjunctivitis. In 2013, competitive generic versions of Zymaxid® were launched in the United States.
Allergy
Lastacaft® (alcaftadine ophthalmic solution) 0.25%, approved by the FDA in 2010, is a topical allergy medication for the prevention and treatment of itching associated with allergic conjunctivitis. Lastacaft® is also approved in approximately 20 countries outside the United States, including Brazil, Mexico Israel and Singapore. We acquired the global license to manufacture and commercialize Lastacaft® in 2010 from Vistakon Pharmaceuticals, LLC, Janssen Pharmaceutica N.V. and Johnson & Johnson Vision Care Inc., and launched Lastacaft® in 2011.
Elestat® (epinastine HCL ophthalmic solution) 0.05% is used for the prevention of itching associated with allergic conjunctivitis. We license Elestat® from Boehringer Ingelheim AG, and hold worldwide ophthalmic commercial rights excluding Japan. Elestat®,together with sales under its brand names Relestat® and Purivist®, is currently approved in approximately 55 countries. Elestat® currently faces generic competition in the United States.
Retinal Disease
Ozurdex® (dexamethasone intravitreal implant) 0.7 mg is a novel biodegradable formulation of dexamethasone in our proprietary Novadur® sustained-release drug delivery system that can be used to locally and directly administer medications to the retina. The FDA approved Ozurdex® in 2009 as the first drug therapy indicated for the treatment of macular edema following retinal vein occlusion, or RVO, and, in 2010, Ozurdex® was approved by the European Medicines Agency, or EMA, for RVO. Ozurdex® is currently approved for RVO in approximately 60 countries, including Argentina, Brazil, Canada, India, Korea, Mexico, Thailand and the Philippines. In 2010, the FDA approved Ozurdex® for the treatment of non-infectious uveitis affecting the posterior segment of the eye and, in 2011, approval for this additional indication was granted by the EMA. Ozurdex® is currently approved for non-infectious uveitis in approximately 55 countries, with 2014 approvals in several countries, including Peru and Malaysia. In 2014, the FDA approved Ozurdex® for the treatment of diabetic macular edema, or DME. Also in 2014, the EMA approved Ozurdex® for the treatment of patients with visual impairment due to DME and are pseudophakic or who are considered insufficiently responsive to, or unsuitable for non-corticosteroid therapy. Additional DME approvals were received in 2014 in Switzerland, Korea and Turkey.
Neuromodulators
Botox®
Botox® (onabotulinumtoxinA) was first approved by the FDA in 1989 for the treatment of strabismus and blepharospasm, two eye muscle disorders, making it the first botulinum toxin type A product approved in the world. Since its first approval, Botox® has been approved by regulatory authorities worldwide as a treatment for more than 25 unique indications in approximately 88 countries. Botox® Cosmetic was first approved for certain aesthetic use in 2002. In addition to the past 24 years of clinical experience, the safety and efficacy of Botox® have been well-established with an estimated 17,400 patients that have been treated with Botox® and Botox® Cosmetic in approximately 120 clinical trials sponsored by us.  There have been approximately 2,300 articles on Botox® or Botox® Cosmetic in scientific and medical journals.
For the year ended December 31, 2014, therapeutic uses accounted for approximately 55% of Botox® total sales and aesthetic uses accounted for approximately 45% of Botox® total sales. Sales of Botox® represented approximately 31%, 32% and 32% of our total consolidated product net sales in 2014, 2013 and 2012, respectively. Botox® is used therapeutically for the treatment of certain neuromuscular disorders which are characterized by involuntary muscle contractions or spasms, as well for axillary hyperhydrosis and the prophylactic treatment of headaches in adults with chronic migraine. The currently-approved therapeutic indications for Botox® in the United States include:

•	the prophylactic treatment of headaches in adult patients with chronic migraine (characterized by 15 or more days per month with a headache lasting four or more hours per day);

•
treatment of overactive bladder (OAB) with symptoms of urge urinary incontinence, urgency, and frequency, in adults who have an inadequate response to or are intolerant of an anticholinergic medication;

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
Botox® is also available outside the United States for various indications. Botox® is approved for the prophylactic treatment of adult chronic migraine in approximately 65 countries, including almost all countries in the European Economic Area as well as Australia, Brazil, Canada, India, Korea and Russia. Botox® is approved for overactive bladder in approximately 25 countries. Botox® is now approved for incontinence associated with a neurological condition in approximately 70 countries worldwide. Botox® is now approved for lower limb spasticity in all of the major Western European markets and was recently launched in Germany and Scandinavia. Botox® is also approved in many countries outside of the United States for treating hemifacial spasm, cervical dystonia, adult spasticity and spasticity associated with pediatric cerebral palsy.
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
Botox® Cosmetic
The FDA approved Botox® Cosmetic in 2002 for the temporary improvement in the appearance of moderate to severe glabellar lines in adult men and women age 65 or younger. Depending on the country of approval, this product is referred to as Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista®, and is administered in small injections to temporarily reduce the muscle activity that causes the formation of glabellar lines between the eyebrows that often develop during the aging process. Currently, over 100 countries have approved facial aesthetic indications for Botox®, Botox® Cosmetic, Vistabel®, Vistabex® or Botox Vista®. Botox® is approved for upper facial lines in Australia, Canada, New Zealand, and certain countries in East Asia and Latin America. In 2013, the FDA approved Botox® for temporary improvement in the appearance of moderate to severe “crow’s feet” facial lines in adults. Botox® is the first and only product of its kind approved for this indication in the United States. Botox® is also approved for crow’s feet facial lines in approximately 30 countries, including Australia, Canada, New Zealand and Singapore. In addition, we have obtained national licenses in almost all of the countries across the European region for Vistabel® for treatment of crow’s feet facial lines.
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

Tazorac® (tazarotene) gel is approved for sale in the United States for the treatment of mild to moderate acne and stable plaque psoriasis, a chronic skin disease characterized by dry red patches. We also market a cream formulation of Tazorac® in the United States for the topical treatment of acne and for the topical treatment of plaque psoriasis. In 2007, we entered into a strategic collaboration agreement with Stiefel Laboratories, Inc., which was acquired by GlaxoSmithKline in 2009, to develop and market foam based products involving tazarotene for dermatological use worldwide, commercialized under the Fabior® brand in the United States. Since the Tazorac® patent expired in mid-2011, no generics have been launched in the United States. We are aware that certain generic competitors may be conducting clinical trials for both acne and psoriasis and, if such trials result in an approved abbreviated new drug application, or ANDA, Tazorac® will face generic competition in the future.
Latisse® (bimatoprost ophthalmic solution) 0.03%, is the first, and currently the only, FDA-approved prescription treatment for insufficient or inadequate eyelashes, to grow eyelashes longer, fuller and darker. The FDA approved Latisse® in 2008 and we launched Latisse® in the United States in 2009. In 2014, the U.S. Court of Appeals for the Federal Circuit held that certain patents related to Latisse® are invalid and the Company expects to face generic competition for Latisse® in 2015. Latisse® is also approved for sale in Canada, Russia and certain markets in Latin America, Asia Pacific and the Middle East. In 2014, the Japanese Ministry of Health, Labour and Welfare approved the Manufacturing and Marketing Application for GlashVista® (cutaneous solution) 0.03% for hypotrichosis of the eyelashes. GlashVista® is the first and only eyelash hypotrichosis treatment in Japan. Also in 2014, GlashVista® was launched in Japan in a co-promotional partnership with Shionogi & Co., Ltd., a Japanese pharmaceutical company.
Vaniqa® (eflornithine HCl) 13.9%, is the first, and currently the only, FDA-approved topical prescription product indicated to slow the growth of unwanted facial hair in women. The FDA approved Vaniqa® in 2000.
The SkinMedica® family of products includes a variety of physician-dispensed, non-prescription aesthetic products, including Lytera Skin Brightening Complex®, the TNS® product line and the GlyPro line of skin care products. Lytera Skin Brightening Complex® is a non-prescription, non-hydroquinone skin brightening product that minimizes the appearance of skin discoloration and dark spots. The TNS® product line utilizes a patented biotechnology derived enriched nutrient solution that helps rejuvenate skin. In 2014, we discontinued the Vivité® line of skin care products and replaced it with a new GlyPro product line. The GlyPro product line exfoliates and hydrates while defending skin against environmental damage and premature aging.  In addition to these specialty products, the SkinMedica® family of products also includes cleansers, toners, topical antioxidants, moisturizers, chemical peels, acne treatments, and sunscreens.
Medical Devices Segment
Breast Aesthetics
Our silicone gel and saline breast implants, consisting of a variety of shapes, sizes and textures, have been available to women for more than 40 years and are currently sold in more than 75 countries for breast augmentation, revision and reconstructive surgery. Our breast implants consist of a silicone elastomer shell filled with either a saline solution or silicone gel with varying degrees of cohesivity. This shell can consist of either a smooth or textured surface. We market our breast implants and tissue expanders under the trade names Natrelle®, Inspira®, BRST™ and CUI™ and the trademarks BioCell®, MicroCell™ and BioDimensional®. We currently market over 1,000 breast implant product variations worldwide to meet our patients’ preferences and needs. The Natrelle® 410 shaped silicone breast implants, which are designed to mimic the slope of the breast to deliver a subtle, non-augmented look, were approved by the FDA in 2013. The Natrelle® 410 shaped silicone breast implants are also approved in Korea and were approved by the Japanese regulatory authority in 2013. We also sell a line of tissue expanders primarily for use in breast reconstruction.
Plastic Surgery
Our Seri® Surgical Scaffold product is indicated for use as a transitory scaffold for soft tissue support and repair to reinforce deficiencies where weakness or voids exist that require the addition of material to obtain the desired surgical outcome. This includes reinforcement of soft tissue in plastic and reconstructive surgery, and general soft tissue reconstruction. Seri® was launched in the United States in late 2013 and on a limited basis in certain selected international markets.
Facial Aesthetics
Our Juvéderm® dermal filler family of products are designed to improve facial appearance by smoothing wrinkles and folds using our proprietary Hylacross™ and Vycross™ technology. This technology enables the delivery of a homogeneous gel-based hyaluronic acid. The FDA approved Juvéderm® Ultra and Ultra Plus in 2006 for the correction of moderate to severe wrinkles and folds. In 2010, the FDA approved Juvéderm® Ultra XC and Ultra Plus XC, each formulated with lidocaine, an anesthetic that alleviates pain during injections.  In 2013, we received approval from the FDA for Juvéderm Voluma™ XC, the first and only filler approved for deep injection in the cheek area to temporarily correct age-related volume loss in adults over the age of 21.

Outside the United States, we market various formulations of Juvéderm® for wrinkle and fold augmentation, as well as Juvéderm Voluma® to correct age-related volume loss in the mid-face. In 2011, we launched Juvéderm Voluma® with lidocaine in Europe and Canada. In 2011, Juvéderm Volift® and Juvéderm Volbella® were granted a CE mark in Europe. In 2013, Juvéderm Volbella® was approved in Mexico and Juvéderm Volift® was approved in Mexico, the Philippines and Vietnam. In 2014, Juvéderm Volbella® was approved in India and Thailand; Juvéderm Volift® was approved in Canada, Turkey, Korea and Thailand; and Juvéderm Volbella®  was approved in Russia, Philippines, Vietnam and South Africa. In addition, in 2014, the first-generation, non-lidocaine version of Juvéderm® was approved in Japan. The Juvéderm® dermal filler family of products are currently approved or registered in approximately 90 countries, including all major world markets with the exception of China where we are pursuing approvals.
International Operations
Our international sales represented 36.6%, 38.0% and 39.1% of our total consolidated product net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Our products are sold in over 100 countries. Marketing activities are coordinated on a worldwide basis, and resident management teams provide leadership and infrastructure for customer-focused, rapid introduction of new products in the local markets.
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
We advertise in professional journals, participate in medical meetings and utilize direct mail and internet programs to provide descriptive product literature and scientific information to specialists in the ophthalmic, dermatological, medical aesthetics, neurology, movement disorder and urology fields. We have developed training modules and seminars to update physicians regarding evolving technology in our products. We also have utilized direct-to-consumer advertising for Botox® for chronic migraine and for overactive bladder, Botox® Cosmetic, Aczone®, Juvéderm®, Latisse®, SkinMedica®, Natrelle®, Aczone® and Restasis®. We supplement our marketing efforts with exhibits at medical conventions, advertisements in trade journals, sales brochures and national media. In addition, we sponsor symposia and educational programs to familiarize physicians and surgeons with the leading techniques and methods for using our products.
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
As of December 31, 2014, we employed approximately 3,774 sales representatives throughout the world. U.S. sales, including manufacturing operations, represented 63.4%, 62.0% and 60.9% of our total consolidated product net sales in 2014, 2013 and 2012, respectively. Sales to McKesson Drug Company for the years ended December 31, 2014, 2013 and 2012 were 14.2%, 15.0% and 14.6%, respectively, of our total consolidated product net sales. Sales to Cardinal Health, Inc. for the years ended December 31, 2014, 2013 and 2012 were 10.7%, 13.0% and 14.7%, respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total consolidated product net sales.
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
We have a fully integrated research and development organization with in-house discovery programs, including medicinal chemistry, high-throughput screening and biological sciences. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. As of December 31, 2014, we had approximately 1,700 employees involved in our research and development efforts. Our research and development expenditures for 2014, 2013 and 2012 were approximately $1,191.6 million, $1,042.3 million and $977.3 million, respectively.
Some of our research and development highlights are described below, including acquisitions of compounds and products in development and progress under collaborations with third parties.
Ophthalmology. Our research and development efforts for the ophthalmic pharmaceuticals business continue to focus on new therapeutic products for retinal disease, glaucoma and chronic dry eye. In 2011, we entered into a license agreement with Molecular Partners AG, pursuant to which we obtained exclusive global rights in the field of ophthalmology for AGN-150998, a Phase II proprietary therapeutic DARPin® protein targeting vascular endothelial growth factor receptors under investigation for the treatment of retinal diseases. In 2012, we significantly expanded our existing relationship with Molecular Partners AG by entering into two separate agreements to discover, develop, and commercialize proprietary therapeutic DARPin® products for the treatment of serious ophthalmic diseases. The first agreement is an exclusive license agreement for the design, development and commercialization of AGN-151200, a potent dual anti-VEGF-A/PDGF-B DARPin®, and its corresponding backups for the treatment of exudative age-related macular degeneration and related conditions. The second agreement is an exclusive discovery alliance agreement under which we will collaborate to design and develop DARPin® products against selected targets that are implicated in causing serious diseases of the eye. In 2013, we completed an analysis of data from the randomized controlled Phase II trial for AGN-150998 comparing two doses of the anti-VEGF DARPin® and Lucentis® (ranibizumab), which suggested some product differentiation but did not support directly moving to Phase III. We completed enrollment in the third stage of our Phase II study to more completely assess safety and efficacy and to guide the potential Phase III study design. In 2014, we completed an analysis of data from Stage 3 of the Phase II study of abicipar pegol (anti-VEGF-DARPin®) in neovascular age-related macular degeneration and, based on positive data and consultations with regulatory agencies, including the FDA, we decided to proceed to Phase III clinical trials.
In 2013, we submitted a Supplemental New Drug Application with the FDA seeking approval of Ozurdex® (dexamethasone intravitreal implant) 0.7 mg to treat diabetic macular edema (DME). We also submitted a Type II variation to the Marketing Authorisation Application with the European Medicines Agency seeking approval of Ozurdex® 700 micrograms intravitreal implant in applicator to treat adult patients with diabetic macular edema. In the second quarter of 2014, we received FDA approval to treat adult patients with DME and, in the third quarter of 2014, we received EMA approval to treat adult patients with DME. In addition, in 2014, we initiated a Phase II clinical trial for a cyclosporine next generation product for the treatment of dry eye disease.
Neuromodulators. We continue to invest heavily in the research and development of neuromodulators, including Botox® and Botox® Cosmetic. We are focused on expanding the number of new indications and country licenses for the approved indications for Botox®, including idiopathic overactive bladder, chronic migraine, adult movement disorders, juvenile cerebral palsy, osteoarthritis pain, premature ejaculation and depression, while also pursuing next-generation neuromodulator-based therapeutics, including a targeted neuromodulator for use in post-herpetic neuralgia. In addition, we are further enhancing biologic process development and manufacturing. In 2014, we initiated Phase II clinical programs for Botox® for the treatment of premature ejaculation and depression. We are also conducting a phase II clinical trial of the targeted neuromodulator for the treatment of post-herpetic neuralgia. In 2011, the FDA and Health Canada approved our fully in vitro, cell-based assay for use in the stability and potency testing of Botox® and Botox® Cosmetic. In 2012, Allergan received positive opinions for this assay in Europe for Vistabel®, Vistabex® and Botox®. In October 2013, we received a Positive Opinion from the Agence Nationale de Sécurité du Médicament et des Produits de Santé for use of Vistabel® for temporary improvement in the appearance of moderate to severe “crow’s feet lines” seen at maximum smile, either alone or when treated at the same time as glabellar, or frown, lines seen at maximum frown in adult patients.
In January 2014, we completed a license agreement with Medytox, Inc., or Medytox, under which we acquired the exclusive rights, worldwide outside of Korea with co-exclusive rights in Japan, to develop and, if approved, commercialize certain neurotoxin product candidates currently in development, including a potential liquid-injectable product. In the second quarter of 2014, after regulatory consultations with the FDA and EMA, we proceeded to phase III clinical development for the indication of temporary improvement in the appearance of moderate to severe lateral canthal lines and glabellar lines using a liquid-injectable product.
Migraine. In March 2013, we acquired MAP Pharmaceuticals, Inc., or MAP, whereby MAP became our wholly owned subsidiary. We continue to pursue the commercialization of Semprana™, formerly referred to as Levadex®, within the United States to neurologists for the acute treatment of migraine in adults, migraine in adolescents 12 to 18 years of age and other indications that may be approved. Semprana™ is a self-administered, orally inhaled therapy consisting of a proprietary formulation of dihydroergotamine using MAP’s proprietary Tempo® delivery system, which has completed Phase III clinical development for the treatment of acute migraine in adults. In April 2013, the FDA issued a Complete Response Letter, or CRL, to our New Drug Application, or NDA, for Semprana™. The main issues cited in the CRL were already identified by the FDA in prior discussions with Allergan, and Allergan had already taken actions to address these concerns, including the acquisition of Exemplar Pharma, LLC, the canister filling unit manufacturer. In 2013, we resubmitted the NDA, intended to address concerns identified in the NDA, to the FDA seeking approval of Semprana™. In June 2014, we received a second CRL from the FDA citing certain continued manufacturing deficiencies which require further stability testing. We plan to work to address these issues with the FDA and anticipate resubmitting the dossier to the FDA in the second quarter of 2015.
Urology. We continue to collaborate with Serenity Pharmaceuticals, LLC, or Serenity, on the development and commercialization of Ser-120, a desmopressin compound for the treatment of nocturia, a urological disorder in adults characterized by frequent urination at night time. Given positive Phase III data, we are currently funding a confirmatory Phase III trial, which we anticipate to complete in 2015. In 2014, we acquired the worldwide rights to TARIS Biomedical’s lead program, LiRIS®. LiRIS® is currently in Phase II trials for the treatment of interstitial cystitis / bladder pain syndrome (IC/BPS). LiRIS® incorporates proprietary technology designed to continuously deliver lidocaine over an extended period directly to the bladder of patients with IC/BPS to relieve the painful and often debilitating symptoms associated with this condition.
Medical Dermatology. We continue to develop a novel compound to treat erythema associated with rosacea that we acquired in connection with our 2011 acquisition of Vicept Therapeutics, Inc. and we are conducting two Phase III studies and an open label safety study intended to support registration in the United States. We are also developing Aczone® X, a next generation topical formulation for the treatment of acne vulgaris. We have completed the Phase III trial program and anticipate submitting a supplemental NDA to the FDA in the second quarter of 2015.
Regarding bimatoprost for scalp hair growth, the results of the Phase II trial in male and female hair loss indicated that the formulation was well tolerated but did not provide sufficient efficacy to proceed directly to Phase III. We are now conducting an additional Phase II study using a substantially higher dose in men with androgenic alopecia, from which we expect results in 2015.
Medical Aesthetics. We continue to invest in the research and development of the Juvéderm® line of facial dermal fillers. We are focused on expanding the current product offerings, adding new indications for existing products and obtaining regulatory approvals in additional markets around the world.
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
Patents. With the exception of the U.S. and European patents relating to Lumigan® 0.01%, Alphagan® P 0.15%, Alphagan® P 0.1%, Combigan®, Ganfort™, Ozurdex® and the U.S. patents relating to Restasis®, and Azcone® no one patent or license is materially important to our specialty pharmaceuticals segment. The U.S. patents covering Lumigan® 0.01% expire in 2025 and 2027 and the European patents expire in 2017 and 2026. The U.S. patents covering the commercial formulations of Alphagan® P 0.15%, and Alphagan® P 0.1% expire in 2022. The U.S. patents covering Combigan® expire in 2022. The European patents covering Ganfort™ expire in 2017 and 2022. The U.S. patents covering Ozurdex® expire between 2020 and 2024 and the European patents expire between 2023 and 2025. The U.S. patents covering Restasis® expire in 2024. The U.S. patent covering Aczone® expires in 2016. We acquired certain patents material to the SkinMedica® business, including U.S. patents that cover the TNS® product line, which expire in 2019, and the U.S. patent that covers the Lytera® Skin Brightening Complex, which expires in 2032. The U.S. patents covering Latisse® expire between 2021 and 2024 and the European patents covering Latisse® expire in 2021. We also acquired certain U.S. patents covering Semprana® that expire between 2024 and 2031.
We own, and have rights in, well over 100 issued U.S. and European use and process patents covering various Botox® indications, including the treatment of chronic migraine, overactive bladder and hyperhydrosis, as well as our next-generation neuromodulator-based therapeutics currently in development.

With the exception of certain U.S. and European patents relating to our Juvéderm® XC™ and Voluma® XC dermal fillers, no one patent or license is materially important to our medical devices segment. The patents covering our Inspira™ and Natrelle® breast implant products expire in 2018 in the United States and 2017 in Europe. We have additional patents pending relating to our breast implant products and tissue expanders in development. We also have patents covering our Juvéderm® Ultra XC and Juvéderm® Ultra Plus XC that expire in 2030 in the United States and our Juvéderm Voluma® XC dermal filler product that expire in 2021, 2026 and 2030 in the United States and in 2021 in Europe.
We also own or have rights to patents covering potential products in late-stage development pursuant to certain agreements with third parties described further below under “Licenses,” including the U.S. patents for Ser-120 that expire in 2023 and 2024. We have exclusive rights in the ophthalmology field to exploit AGN-150998 and other DARPin® technology under issued patents which expire between 2021 and 2034 in the United States and in 2021 in Europe. Molecular Partners AG also owns patent applications in several countries covering AGN-150998 and other DARPin® technology and has granted us an exclusive license to exploit that technology in the ophthalmology field. The patents resulting from those applications, if issued, would expire between 2029 and 2034. For a discussion of the risks relating to late-stage development, please see Item 1A of Part I of this report, including “Risk Factors - Our development efforts may not result in products or indications approved for commercial sale.”
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
Trademarks. We market our products under various trademarks, for which we have both registered and unregistered trademark protection in the United States and certain countries outside the United States. We consider these trademarks to be valuable because of their contribution to the market identification of our products and we regularly prosecute third party infringers of our trademarks in an attempt to limit confusion in the marketplace. Any failure to adequately protect our rights in our various trademarks and service marks from infringement could result in a loss of their value to us. If the marks we use are found to infringe upon the trademark or service mark of another company, we could be forced to stop using those marks and, as a result, we could lose the value of those marks and could be liable for damages caused by infringing those marks. In addition to intellectual property protections afforded to trademarks, service marks, trade secrets and proprietary know-how by the various countries in which our proprietary products are sold, we seek to protect our trade secrets and proprietary know-how through confidentiality agreements with third parties, including our partners, customers, employees and consultants. These agreements may be breached or become unenforceable, and we may not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors, resulting in increased competition for our products.
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

•	a royalty-bearing license to Merz Pharmaceuticals, or Merz, pursuant to which Merz pays royalties with regard to Xeomin® in certain European countries where we have issued or pending patents;

•	a royalty-bearing license to Alcon for brimonidine 0.15% in the United States;

•	and a royalty-bearing license to US WorldMeds with regard to MyoBloc®/Neurobloc®.
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
Specialty Pharmaceuticals Segment
Eye Care Products
Our eye care pharmaceutical products face extensive competition from Akorn, Inc., Alcon Laboratories, Inc./Novartis AG, Abbott Laboratories, Alimera Sciences, Inc., Bausch & Lomb, Inc., a division of Valeant, Genentech/Hoffmann La Roche AG, Merck & Co., Pfizer Inc., Regeneron Pharmaceuticals, Inc. and Santen Seiyaku. For our eye care products to be successful, we must be able to manufacture and effectively detail them to a sufficient number of eye care professionals such that they use or continue to use our current products and the new products we may introduce. Glaucoma must be treated over an extended period and doctors may be reluctant to switch a patient to a new treatment if the patient’s current treatment for glaucoma is effective and well tolerated.
We also face intense competition from generic drug manufacturers in the United States and internationally. The first generic of Alphagan® was approved by the FDA in 2003 and Alphagan® P 0.15% also faces generic competition in the United States. A generic form of Elestat® was first approved by the FDA in 2011 and Elestat® now faces generic competition in the United States. A generic form of Zymar® produced by Apotex Inc. was approved by the FDA in 2011, but a generic product has not been launched in the United States. A generic form of Zymaxid® was introduced in the United States in 2013. In some cases, we also compete with generic versions of our competitors’ products. For instance, Lumigan® now competes indirectly with generic versions of Pfizer’s Xalatan® ophthalmic solution. In the future, Restasis® could also face generic competition. In 2013, the FDA published draft guidance that proposes certain approaches for demonstrating bioequivalence in abbreviated new drug applications referring to the new drug application related to Restasis®. In response to the draft guidance, we submitted a Citizen Petition to the FDA, which the FDA granted in-part and denied in-part in November 2014. In January 2014, we received a paragraph 4 Hatch-Waxman Act certification stating that Watson Laboratories, Inc., a division of Actavis plc, had submitted an ANDA to the FDA seeking approval to market a generic version of our Restasis® product. In December 2014, the U.S. District Court for the Eastern District of Texas, in relevant part, dismissed a related legal proceeding without prejudice, ruling that there was no case or controversy to support a patent infringement claim because the Watson ANDA had not been received by the FDA. Also in December 2014, we submitted a revised Citizen Petition to the FDA. There remains uncertainty as to the status of any ANDA filers with respect to Restasis®. Since the FDA’s draft guidance was published in 2013, we have obtained four additional U.S. patents covering the specific formulation and the method of using our Restasis® product.
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
Neuromodulators
Botox® was the only neuromodulator approved by the FDA until 2000, when the FDA approved Myobloc® (rimabotulinumtoxinB), a neuromodulator currently marketed by US WorldMeds. In 2009, the FDA approved Dysport® (abobotulinumtoxinA) for the treatment of cervical dystonia and glabellar lines, which is marketed by Ipsen Ltd., or Ipsen, for therapeutic indications, and in 2014, Galderma Laboratories, L.P., or Galderma, acquired rights to commercialize and distribute

Dysport® in the U.S. and Canada from Valeant Pharmaceuticals International, Inc. Since the approval of Dysport®, the FDA has required that all botulinum toxins marketed in the United States include a boxed warning regarding the symptoms associated with the spread of botulinum toxin beyond the injection site along with a medication guide which addresses the lack of interchangeability of botulinum toxin products. In 2006, Ipsen received marketing authorization for a cosmetic indication for Dysport® in Germany. In 2007, Ipsen granted Galderma an exclusive development and marketing license for Dysport® for cosmetic indications in the European Union, Russia, Eastern Europe and the Middle East, and first rights of negotiation for other countries around the world, except the United States, Canada and Japan. In 2009, the health authorities of 15 European Union countries approved Dysport® for glabellar lines under the trade name Azzalure®. In 2011, Ipsen and Syntaxin engaged in a research collaboration agreement to develop native and engineered formats of botulinum neurotoxin. In 2012, Ipsen broadened its existing relationship with Galderma related to Dysport® by renewing the sole distribution partnership in Brazil and Argentina, forming a new partnership in Australia and entering into a co-promotion agreement in South Korea. In 2013, Ipsen announced that Health Canada has granted a marketing authorization for Dysport® for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients younger than 65 years of age. In 2014 a similar indication was approved in Australia and New Zealand. In 2013, Ipsen acquired Syntaxin and announced an intention to develop and market a Dysport® Next Generation product indicated for glabellar lines and cervical dystonia. In 2013, Galderma also announced an intention to develop an advanced formulation of botulinum toxin for use as a proprietary muscle relaxant in territories where Galderma does not have access to Azzalure® or Dysport®, such as North America. In July 2014, Ipsen and Galderma announced that they had expanded the scope of their neurotoxin partnership related to the distribution of Dysport® and Azzalure® for aesthetic and dermatology indications in several key markets, including the United States, Canada, Brazil and Europe. This was subsequent to Galderma acquiring the rights for the United States and Canada from Valeant.
In addition, Merz’s botulinum toxin product Xeomin® is currently approved for therapeutic indications in most countries in the European Union as well as Canada, Australia, New Zealand and certain countries in Latin America and Asia. Xeomin® was approved by the FDA in 2010 for cervical dystonia and blepharospasm in adults previously treated with Botox®. In 2009, Merz received approval of Bocouture® (rebranded from Xeomin®) for glabellar lines in Germany. In 2010, Bocouture® was approved in significant markets within the European Union. Xeomin® is also approved for glabellar lines in Argentina and Mexico. In 2011, Xeomin® was approved for glabellar lines in the United States and Korea. In 2012, the U.S. District Court, after conducting a full trial, ruled that Merz Pharmaceuticals and Merz Aesthetics violated California’s Uniform Trade Secrets Act and issued an injunction against them for misappropriating our trade secrets. The injunction prohibited Merz from, among other things, selling or soliciting purchases of Xeomin® in the facial aesthetics market until January 9, 2013. The injunction, as subsequently amended, also prohibited Merz from selling or soliciting purchases, to certain customers, of its dermal fillers or Xeomin® in the therapeutic market until November 1, 2012. After the expiration of the applicable injunctive orders, Merz began selling and soliciting purchases of dermal fillers and Xeomin® in the facial aesthetics and therapeutics markets, as applicable. In 2012, Merz announced a partnership with Pierre Fabre related to the marketing of Glytone® whereby Merz acquired certain hyaluronic acid injectables used to reduce wrinkles.
Mentor Worldwide LLC, a division of Johnson & Johnson, or Mentor, had been conducting clinical trials for a competing neuromodulator, commonly known as PurTox, for glabellar lines in the United States. In April 2014, Mentor announced its plans to discontinue the development of its neurotoxin program.
Revance Therapeutics, Inc., or Revance, is currently in a Phase III clinical development program for a topically applied botulinum toxin type A (BoNTA) for the treatment of crow’s feet lines in the United States. Revance has also indicated that they plan to initiate an additional Phase III clinical trial for this indication in Europe by early 2015. In addition, Revance recently initiated a phase II clinical trial of an injectable BoNTA for the reduction of glabellar lines.
Anterios, Inc., or Anterios, is currently in a Phase II clinical development program for a topically applied BoNTA for the treatment of crow’s feet lines, primary axillary hyperhidrosis, and acne in the United States. Anterios is also in the early stage development of an injectable BoNTA for the reduction of glabellar lines.
In addition, we are aware of additional competing neuromodulators currently being developed and commercialized in Asia, South America and other markets. A Korean botulinum toxin, Meditoxin®, was approved for sale in Korea in 2006. The company, Medytox Inc., received exportation approval from Korean authorities in early 2005 to ship their product under the trade name Neuronox®. Neuronox® is marketed in Hong Kong, India, Thailand and other Asian markets. Meditoxin® is approved in several South American and African countries under various trade names. In 2013, Medytox received Korean regulatory approval for their liquid product Innotox® for the treatment of glabellar lines and, in 2014, Innotox® was launched in Korea. In 2013, Daewoong Pharmaceutical Co., or Daewoong, received Korean regulatory approval for their Nabota™ botulinum toxin A product. Daewoong also entered into a license agreement with Evolus, Inc. to develop and market its botulinum toxin A product in the United States and Europe. Subsequent to its acquisition of Evolus, Alphaeon announced in January 2015 its intention to initiate a Phase III study in the United States for glabellar lines. Another Korean company, Hugel Inc., markets Botulax for aesthetic use in Korea. A Chinese entity, Lanzhou Biological Institute, received approval to market a botulinum toxin in China in 1997 under the trade name HengLi, and has launched its botulinum toxin product in other lightly regulated markets in Asia, South America and Central America under several trade names. These lightly regulated markets may not require adherence to the FDA’s current Good Manufacturing Practice regulations, or cGMPs, or the regulatory requirements of the European Medicines Agency or other regulatory agencies in countries that are members of the Organization for Economic Cooperation and Development. While these products are unlikely to meet stringent U.S. regulatory standards without significant investment to become cGMP compliant, the companies operating in these markets may be able to produce products at a lower cost than we can.
Botox® for the treatment of OAB competes with several other OAB treatment products, many of which have been on the market for a longer period of time, including Pfizer Inc.’s Detrol®, Detrol® LA and Toviaz®, Actavis Inc.’s Oxytrol®, Gelnique® and Enablex®, and Astellas Pharma US, Inc.’s Vesicare® and Myrbetriq® products and certain generic OAB products. We also face competition from generic urologic drug manufacturers in the United States and internationally. In addition, Botox® faces competition in the OAB market from Uroplasty, Inc.’s Urgent® PC neuromodulation system and Medtronic, Inc.’s InterStim® devices.
Skin Care and Other Products
Our skin care products, including Aczone®, Tazorac®, Latisse® and the family of SkinMedica® products, focus on the acne, psoriasis, physician-dispensed skin care and eyelash growth markets, particularly in the United States and Canada, and compete with many other skin care products from companies, including Galderma, a division of Nestle Skin Health, Stiefel Laboratories, Inc., a division of GlaxoSmithKline, Novartis AG, Obagi Medical Products, Inc., a division of Valeant, L’Oréal Group and Valeant Pharmaceuticals International, many of which have greater resources than us. We also compete with mass retail products that are designed to treat skin care issues similar to those for which our products are indicated. For example, Aczone® faces competition from several generic and over-the-counter products, which provide lower-priced options for the treatment of acne.
Medical Devices Segment
Breast Aesthetics
We compete in the U.S. breast implant market with Mentor and Sientra, Inc., or Sientra, a partner of Silimed. The conditions under which Mentor and Sientra are allowed to market silicone breast implants and tissue expanders in the United States are similar to ours, including indications for use and the requirement to conduct post-marketing studies. If patients or physicians prefer Mentor’s or Sientra’s breast products to ours or perceive that Mentor’s or Sientra’s breast products are safer than ours, our sales of breast products could materially suffer. Internationally, we compete with several manufacturers, including Mentor, Silimed, Eurosilicone, Motiva, Nagor, Polytech and several Chinese implant manufacturers.
Plastic Surgery
Our Seri® Surgical Scaffold product competes with LifeCell Corporation, CR Bard Inc., Ethicon, a division of Johnson & Johnson, and TEI Biosciences in the market for soft tissue reinforcement in plastic and reconstructive surgery, and general soft tissue reconstruction.
Facial Aesthetics
Our facial fillers compete in the dermatology and plastic surgery markets with other hyaluronic acid fillers, as well as polymer/bioceramic-based injectables. Our fillers compete indirectly with substantially different procedures, such as laser treatments, face lifts, chemical peels, fat injections and botulinum toxin-based products. In addition, several companies are engaged in research and development activities examining the use of collagen, hyaluronic acids and other biomaterials for the correction of soft tissue defects. In the United States, our dermal filler products, including Juvéderm Voluma® XC, Juvéderm® Ultra and Ultra Plus, compete with Galderma’s’s products Restylane® and Perlane®, which were approved by the FDA in 2004 and in 2007, respectively as well as Sculptra®. In 2010, the FDA approved our Juvéderm® Ultra XC and Ultra Plus XC products containing lidocaine as well as new formulations of Restylane® and Perlane® also containing lidocaine and Restylane® without lidocaine for lips. In 2013, the FDA approved our Juvéderm Voluma® XC product. In June 2014, the FDA approved Valeant’s Restylane® Silk Injectable Gel with 0.3% Lidocaine, a device for submucosal implantation for lip augmentation and dermal implantation for correction of perioral lines in patients over the age of 21. This was subsequently acquired by Galderma and launched in January 2015.
Additional competitors in the filler category include Radiesse®, a calcium hydroxylapatite from Merz, which received FDA approval in 2006, Sculptra® from Galderma, and Belotero Balance® from Merz, which received FDA approval in 2011. Internationally, we compete with Galderma’s range of Restylane® and Perlane® products, as well as other products from Anteis, Filoraga, Teoxane, and a large number of other hyaluronic acid, bioceramic, protein and other polymer-based dermal fillers.

Government Regulation
Specialty Pharmaceuticals Segment
Drugs and biologics are subject to regulation by the FDA, state agencies and foreign health agencies. Pharmaceutical products and biologics are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations with respect to drugs and the Public Health Service Act and its implementing regulations with respect to biologics, and by comparable agencies in foreign countries. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.
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
We must submit a New Drug Application, or NDA, for a new drug and a Biologics License Application, or BLA, for a new biologic to the FDA, and the NDA or BLA must be reviewed and approved by the FDA before the drug or biologic may be legally marketed in the United States. To satisfy the criteria for approval, a NDA or BLA must demonstrate the safety and efficacy of the product based on results of preclinical studies and the three phases of clinical trials. Both NDAs and BLAs must also contain extensive manufacturing information, and the applicant must pass an FDA pre-approval inspection of the manufacturing facilities at which the drug or biologic is produced to assess compliance with the FDA’s cGMPs prior to commercialization. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based on the type, complexity and novelty of the product, and we cannot be certain that any approvals for our products will be granted on a timely basis, or at all.
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
The manufacture and distribution of drugs and biologics are subject to continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences associated with the product, and cGMPs, which regulate all aspects of the manufacturing process and impose certain procedural and documentation requirements. Drug and biologic manufacturers and their subcontractors are required to register their establishments, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with regulatory requirements. Further, the FDAAA, which went into law in 2007, provided the FDA with additional authority over post-marketing safety. The FDAAA permits the FDA to require sponsors to conduct post-approval clinical studies, to mandate labeling changes based on new safety information and to require sponsors to implement a Risk Evaluation and Mitigation Strategies, or REMS, program to carry out specified post-market safety measures. The FDA may require a sponsor to submit a REMS program before a product is approved, or after approval based on new safety information. A REMS program may include a medication guide, a patient package insert, a plan for communicating risks to health care providers or other elements that the FDA deems necessary to assure the safe use of the drug. If the manufacturer or distributor fails to comply with the statutory and regulatory requirements, or if safety concerns arise, the FDA may take legal or regulatory action, including civil or criminal penalties, suspension, withdrawal or delay in the issuance of approvals, or seizure or recall of products, any one or more of which could have a material adverse effect upon us.
The FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals and biologics, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities including internet marketing. The Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, requires the FDA to issue new guidance on permissible forms of internet and social medial promotion of regulated medical products, and the FDA issued two draft guidance documents regarding information posted on internet and social media platforms in June 2014. The FDA may specify additional restrictions on this type of promotion at any time. Drugs and biologics can only be marketed for approved indications and in accordance with the labeling approved by the FDA. Failure to comply with these regulations can result in penalties, including the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal and state civil and criminal investigations and prosecutions. The FDA does not, however, regulate the behavior of physicians in their practice of medicine and choice of treatment. Physicians may prescribe (although manufacturers are not permitted to promote) legally available drugs and biologics for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties.
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
The total cost of providing health care services has been and will continue to be subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Legislation passed in recent years has imposed certain changes to the way in which pharmaceuticals, including our products, are covered and reimbursed in the United States. For instance, federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, and have imposed significant revisions to the Medicaid Drug Rebate Program. The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the PPACA, imposes additional changes to these programs. The cost of the pharmaceutical excise tax, which is not deductible for Federal Tax purposes and the cost of the so-called “donut hole,” before patients are covered by catastrophic insurance, are particularly costly. There also is political pressure to allow the importation of pharmaceutical and medical device products from outside the United States. Reimbursement restrictions or other price reductions or controls or imports of pharmaceutical or medical device products from outside of the United States could materially and adversely affect our revenues and financial condition. Reference pricing is used in several markets around the world to reduce prices. Furthermore, parallel trade within the European Union, whereby products flow from relatively low-priced to high-priced markets, has been increasing. Spain removed government reimbursement for artificial tears products in September 2012.
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
In response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. These actions include new guidance to industry on when clinical data should be included in a premarket submission, pre-submission interactions with the FDA, the process for appeals of device approval decisions, and the “de novo” classification process for novel low-risk devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of FDASIA, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-approval. We cannot predict the impact that these regulatory actions and the FDA’s new guidance will have on the clearance of any new or modified medical device products that are currently pending FDA review or that we may develop in the future.
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
Medical devices are also subject to review by governmental agencies and legislative bodies in the major world markets, including the United States, which are faced with significant pressure to lower health care costs. Governments may delay reimbursement decisions after a device has been approved by the appropriate regulatory agency, impose rebate obligations or restrict patient access. PPACA also imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales, which began in January 2013. The estimated impact of this medical device excise tax to us was approximately $11.5 million in 2014. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over ten years. This significant increase in the tax burden on the medical device industry could have an adverse impact on our results of operations and our cash flows. Although efforts are currently underway to repeal the tax, we cannot predict whether these efforts will be successful. We expect that current health care reform measures such as PPACA and those that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.

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
Additionally, we are subject to domestic and international laws and regulations pertaining to the privacy and security of personal health information, including but not limited to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or collectively, HIPAA. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA.
We are also subject to various federal and state laws pertaining to health care fraud and abuse and gifts to health care practitioners, including the federal Anti-Kickback Statute. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Furthermore, the federal False Claims Act prohibits anyone from, among other things, knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. HIPAA prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters. In addition, many states have adopted laws similar to the federal fraud and abuse laws discussed above, which, in some cases, apply to all payors whether governmental or private. Our activities, particularly those relating to the sale and marketing of our products, may be subject to scrutiny under these and other laws.
The Physician Payment Sunshine Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties. Manufacturers were required to begin data collection on August 1, 2013 and were required to report such data to the Centers for Medicare and Medicaid Services, or CMS, by June 30, 2014. Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year.
In addition, certain states mandate implementation of compliance programs to ensure compliance with these health care fraud and abuse laws. For example, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with applicable guidelines from the Office of Inspector General, or OIG, and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code. The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others. Similarly, the Advanced Medical Technology Association's Revised Code of Ethics, or the AdvaMed Code, also seeks to ensure that medical device companies and health care professionals have collaborative relationships that meet high ethical standards, that medical decisions are based on the best interests of patients, and that medical device companies and health care professionals comply with applicable laws, regulations and government guidance. To that end, the AdvaMed Code provides guidance regarding how medical device companies may comply with certain aspects of the anti-kickback laws and applicable OIG guidelines by outlining ethical standards for interactions with health care professionals. In addition, certain states have also imposed restrictions on the types of interactions that pharmaceutical and medical device companies or their agents (e.g., sales representatives) may have with health care professionals, including bans or strict limitations on the provision of meals, entertainment, hospitality, travel and lodging expenses, and other financial support, including funding for continuing medical education activities, and require pharmaceutical and medical device companies to track and/or report gifts, compensation and other remuneration provided to physicians.
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
Our global activities are subject to the U.S. Foreign Corrupt Practices Act, the FCPA, the United Kingdom’s Bribery Act of 2010, the UK Bribery Act, and other countries’ anti-bribery laws that have been enacted in support of the Organization for Economic Cooperation and Development’s Anti-Bribery Convention. These laws generally prohibit companies and their intermediaries from offering, promising, authorizing or providing payments or anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or securing any other improper advantage. The UK Bribery Act also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. Companies have the burden of proving that they have adequate procedures in place to prevent bribery. The enforcement of such laws in the United States and elsewhere has increased dramatically in the past few years, and authorities have indicated that the pharmaceutical and medical device industry will be a significant focus for enforcement efforts. Although we have policies and procedures in place to ensure that we, our employees and our agents comply with the FCPA, the UK Bribery Act and related laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA, the UK Bribery Act or related laws for actions taken by our agents, employees and intermediaries with respect to our business. For a discussion of the risks relating to the failure to comply with the FCPA, the UK Bribery Act or related laws, see Item 1A of Part I of this report, including “Risk Factors - We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws.”
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
In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our results of operations.
Further, President Obama’s proposed budget for 2014 and 2015 and certain proposed legislation would require drug manufacturers to pay to the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. These proposals would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries (i.e., those who are eligible for both the Medicare and Medicaid programs). At this time, the extent to which these proposals will affect our business remains unclear, but we expect that health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.
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
Employee Relations
At December 31, 2014, we employed approximately 10,500 persons throughout the world, including approximately 4,700 in the United States. None of our U.S.-based employees are represented by unions. We believe that our relations with our employees are generally good.

Executive Officers
Our executive officers and their ages as of February 15, 2015 are as follows:

Name	Age	Principal Positions with Allergan
David E.I. Pyott	61	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Douglas S. Ingram	52	President
James F. Barlow	56	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Raymond H. Diradoorian	57	Executive Vice President, Global Technical Operations
Julian S. Gangolli	57	Corporate Vice President and President, North America
James M. Hindman	54	Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)
Arnold A. Pinkston	56	Executive Vice President, General Counsel and Assistant Secretary
Scott D. Sherman	49	Executive Vice President, Human Resources
Scott M. Whitcup, M.D.	55	Executive Vice President, Research & Development, Chief Scientific Officer
Officers are appointed by and hold office at the pleasure of the board of directors.
MR. DAVID E.I. PYOTT has been our Chief Executive Officer since January 1998 and in 2001 became Chairman of the Board. Mr. Pyott also served as our President from January 1998 until February 2006, and again from March 2011 until June 2014. Mr. Pyott has driven the growth of Allergan by fueling internal development through significant investment in Research & Development while also identifying and leveraging unique, synergistic external opportunities. Allergan’s investment in Research & Development has increased from less than $100 million in 1998 to over $1 billion in 2014. Allergan is currently the fastest growing and second largest global ophthalmic pharmaceutical company and holds leadership positions in other specialty areas including neurosciences, medical aesthetics and medical dermatology. In addition to internally driven innovation, Allergan acquired Inamed Corp. for over $3 billion in 2006 and Groupe Laboratories Cornéal in France in 2007 primarily for their breast implant and dermal filler technologies. In adding these products to BOTOX® Cosmetic, Allergan created a new global category: medical aesthetics, and is the world’s largest medical aesthetics company. In 2014, Harvard Business Review rated Mr. Pyott as No. 4 CEO in the world.
Before joining Allergan, Mr. Pyott served as the Head of the Novartis Nutrition Division and as a member of the Executive Committee of the Switzerland-based Novartis AG, working over 17 years in several positions in strategic planning, marketing and general management in five countries around the world.
Mr. Pyott is also the lead independent director of the board of Avery Dennison Corporation, a publicly traded company focused on pressure-sensitive technology and self-adhesive solutions, where he serves as Chairman of its Compensation and Executive Personnel Committee and as a member of its Governance and Social Responsibility Committee. Mr. Pyott is a former member of the board of Edwards Lifesciences Corporation, Pacific LifeCorp and Pacific Mutual Holding Company, the parent companies of Pacific Life Insurance Company. Mr. Pyott is a member of the Directors’ Board of The Paul Merage School of Business at the University of California, Irvine. Mr. Pyott serves on the board and Executive Committee of the Biotechnology Industry Organization. Mr. Pyott also serves as a member of the board of the Pan-American Ophthalmological Foundation, President of the International Council of Ophthalmology Foundation and as a member of the Advisory Board for the Foundation of The American Academy of Ophthalmology. Mr. Pyott also serves as Vice Chairman of the Board of Trustees of Chapman University. Mr. Pyott was recognized in the Queen’s Birthday Honors List in 2006 and holds the title of Commander of the British Empire.
MR. DOUGLAS S. INGRAM was appointed President of Allergan on July 1, 2013. Prior to assuming his current role, Mr. Ingram served as Executive Vice President and President, Europe, Africa and Middle East from August 2010 to June 2013. Prior to that, he served as Executive Vice President, Chief Administrative Officer, and Secretary from October 2006 to July 2010 and led Allergan’s Global Legal Affairs, Compliance, Internal Audit and Internal Controls, Human Resources, Regulatory Affairs and Safety, and Global Corporate Affairs and Public Relations departments. Mr. Ingram also served as General Counsel from January 2001 to June 2009 and as Secretary and Chief Ethics Officer from July 2001 to July 2010. During that time, he served as Executive Vice President from October 2003 to October 2006, as Corporate Vice President from July 2001 to October 2003 and as Senior Vice President from January 2001 to July 2001. Prior to that, Mr. Ingram was Associate General Counsel and Assistant Secretary from 1998 and joined Allergan in 1996 as Senior Attorney and Chief Litigation Counsel. Prior to joining Allergan, Mr. Ingram was an attorney at Gibson, Dunn & Crutcher LLP from 1988 to 1996. Mr. Ingram received his Juris Doctorate from the University of Arizona in 1988, graduating summa cum laude and Order of the Coif.
MR. JAMES F. BARLOW has been Senior Vice President, Corporate Controller since February 2005. Mr. Barlow joined Allergan in January 2002 as Vice President, Corporate Controller. Prior to joining Allergan, Mr. Barlow served as Chief Financial Officer of Wynn Oil Company, a division of Parker Hannifin Corporation. Prior to Wynn Oil Company, Mr. Barlow was Treasurer and Controller at Wynn’s International, Inc., a supplier of automotive and industrial components and specialty chemicals, from July 1990 to September 2000. Before working for Wynn’s International, Inc., Mr. Barlow was Vice President, Controller from 1986 to 1990 for Ford Equipment Leasing Company. From 1983 to 1985 Mr. Barlow worked for the accounting firm Deloitte Haskins and Sells. Mr. Barlow received a Bachelor of Science degree in Accounting, graduating magna cum laude, from Brigham Young University and a Master of Accountancy, graduating with honors - high distinction, from Brigham Young University.
MR. RAYMOND H. DIRADOORIAN has served as Allergan’s Executive Vice President, Global Technical Operations since February 2006. From April 2005 to February 2006, Mr. Diradoorian served as Senior Vice President, Global Technical Operations. From February 2001 to April 2005, Mr. Diradoorian served as Vice President, Global Engineering and Technology. Mr. Diradoorian joined Allergan in July 1981. Prior to joining Allergan, Mr. Diradoorian held positions at American Hospital Supply and with the Los Angeles Dodgers baseball team. Mr. Diradoorian received a Bachelor of Science degree in Biological Sciences from the University of California, Irvine and a Master of Science degree in Technology Management from Pepperdine University.
MR. JULIAN S. GANGOLLI has been Corporate Vice President and President, North America since January 2004. Mr. Gangolli served as Senior Vice President, U.S. Eye Care from July 1998 to January 2004. Prior to joining Allergan, Mr. Gangolli served as Vice President, Sales and Marketing of VIVUS, Inc., a publicly-traded biopharmaceutical company, from 1994 to 1998, where he was responsible for facilitating the successful transition of the company from a research and development start-up into a niche pharmaceutical company. Prior to that, Mr. Gangolli served in a number of increasingly senior marketing roles in the UK, Global Strategic Marketing and in the US for Syntex Pharmaceuticals, Inc., a multinational pharmaceutical company. Mr. Gangolli began his career in pharmaceutical sales and marketing with Ortho-Cilag Pharmaceuticals, Ltd. a UK subsidiary of Johnson & Johnson. Mr. Gangolli received a BSc (Honors) in Applied Chemistry and Business Studies from Kingston Polytechnic in England.
MR. JAMES M. HINDMAN has been Executive Vice President, Finance and Business Development, Chief Financial Officer since August 2014. Mr. Hindman joined Allergan in 1984 and has served in a variety of finance positions, including Senior Vice President, Finance and Controller, Assistant Corporate Controller, Vice President, Financial Planning and Analysis and, from 2002 to August 2014, Senior Vice President, Treasury, Risk and Investor Relations. Mr. Hindman also serves as President of The Allergan Foundation. Before joining Allergan, Mr. Hindman worked at Deloitte, Haskins and Sells. Mr. Hindman received a Bachelor of Science degree in Accounting from Loyola Marymount University and an MBA from Pepperdine University and is a Certified Public Accountant (inactive).
MR. ARNOLD A. PINKSTON joined Allergan as Executive Vice President, General Counsel and Assistant Secretary in October 2011 with over 25 years of experience managing legal affairs. Prior to joining Allergan, Mr. Pinkston served as the Senior Vice President, General Counsel and Secretary of Beckman Coulter, Inc. from 2005 through the company’s sale to Danaher Corporation in June 2011. While at Beckman Coulter, Mr. Pinkston was responsible for all aspects of the company’s global legal affairs as well as the company’s compliance program, corporate social responsibility program, internal audit department and knowledge resources. Prior to joining Beckman Coulter, Mr. Pinkston held various positions at Eli Lilly and Company from 1999 through 2005, including serving as deputy general counsel responsible for the legal affairs of Lilly USA. Mr. Pinkston served as general counsel of PCS Health Systems from 1994 to 1999 after working for McKesson Corporation and beginning his legal career as an attorney with Orrick, Herrington & Sutcliffe. Mr. Pinkston received a Bachelor’s Degree in Geophysics from Yale College and a Juris Doctor degree from Yale Law School.
MR. SCOTT D. SHERMAN joined Allergan as Executive Vice President, Human Resources in September 2010 with more than fifteen years of human resources leadership experience. Prior to joining Allergan, Mr. Sherman worked at Medtronic, Inc., a global medical device company, from August 1995 to September 2010 in roles of increasing complexity and responsibility. From April 2009 until September 2010, Mr. Sherman served as Medtronic’s Vice President, Global Total Rewards and Human Resources Operations, where he was responsible for global compensation and benefits programs, and served as Secretary to the Compensation Committee of Medtronic’s Board of Directors. Mr. Sherman lived in Europe from August 2005 until April 2009 and served as Vice-President, International Human Resources (May 2008 - April 2009) and Vice-President, Human Resources-Europe, Emerging Markets and Canada (August 2005 - May 2008). Prior to these assignments, Mr. Sherman held a series of other positions at Medtronic including Vice President, Human Resources-Diabetes (January 2002 - July 2005). Prior to joining Medtronic, Mr. Sherman held various positions in the Human Resources and Sales organizations at Exxon Corporation from 1990 to 1995. Mr. Sherman is a member of the American Heart Association (Orange County Chapter) Board of Directors. Mr. Sherman holds a Master's Degree in Industrial and Labor Relations from Cornell University and a Bachelor's Degree in International Affairs from The George Washington University.

DR. SCOTT M. WHITCUP has been Executive Vice President, Research and Development, and Chief Scientific Officer since April 2009. Prior to that, Dr. Whitcup was Executive Vice President, Research and Development since July 2004. Dr. Whitcup joined Allergan in January 2000 as Vice President, Development, Ophthalmology. In January 2004, Dr. Whitcup became Allergan’s Senior Vice President, Development, Ophthalmology. From 1993 until 2000, Dr. Whitcup served as the Clinical Director of the National Eye Institute at the National Institutes of Health. As Clinical Director, Dr. Whitcup’s leadership was vital in building the clinical research program and promoting new ophthalmic therapeutic discoveries. Dr. Whitcup is a faculty member at the Jules Stein Eye Institute/David Geffen School of Medicine at the University of California, Los Angeles. Dr. Whitcup serves on the board of directors of Semnur Pharmaceuticals, a privately-held company. Dr. Whitcup is a former member of the board of directors of Questcor Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company. Dr. Whitcup graduated from Cornell University and Cornell University Medical College. He completed residency training in internal medicine at the University of California, Los Angeles and in ophthalmology at Harvard University, as well as fellowship training in uveitis and ocular immunology at the National Institutes of Health. Dr. Whitcup is a faculty member at the Jules Stein Eye Institute/David Geffen School of Medicine at the University of California, Los Angeles.

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
Risks Related to the Allergan Business
We operate in a highly competitive business.
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
Our ability to sell our products to hospitals in the United States also depends in part on our relationships with wholesalers and group purchasing organizations, or GPOs. We sell our pharmaceutical products primarily through wholesalers. These wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation as well as developing preferred relationships with retail pharmacy chains. We expect that consolidation of drug wholesalers and partnerships with retail pharmacies will increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through fee-for-service arrangements, and their purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. We cannot assure you that we can manage these pressures or that wholesaler purchases will not decrease as a result of this potential excess buying.
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
We are subject to income taxes in both the United States and numerous foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in our interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending. In that regard, there have been a number of recent proposals, including by Congress and the Treasury as well as various government appointed and outside commissions, that could substantially impact the U.S. taxation of U.S. based multinational corporations such as Allergan. In addition, certain U.S. federal income tax provisions, including a research and development tax credit that provides a tax benefit on certain research and development expenditures, expired at the end of 2014, and it is unclear whether Congress will extend the applicability of such provisions into future years. The permanent loss of the research and development tax credit would adversely affect our effective tax rate and our profitability.
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

Risks Related to Our Pending Merger with Actavis
The anticipated benefits of the Actavis Merger may not be realized or those benefits may take longer to realize than expected.
The success of the proposed acquisition of the Company by Actavis plc, or the Actavis Merger, will depend, to a large extent, on the ability of Actavis plc, or Actavis, to integrate the two organizations and businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we and Actavis will be required to devote significant management attention and resources prior to closing to prepare for integrating, and Actavis will be required to devote significant management attention and resources post-closing to integrate the business practices and operations of both organizations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth;

•	prospects from the combination;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Actavis Merger;

•	challenges in attracting and retaining key personnel; and

•	coordinating a geographically dispersed organization.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if our operations are integrated successfully with Actavis, the full benefits of the transactions may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our business with Actavis. All of these factors could cause dilution to the earnings per share of Actavis, decrease or delay the expected accretive effect of the transactions, and negatively impact the price of Actavis ordinary shares. As a result, it cannot be assured that our combination with Actavis will result in the realization of the full benefits anticipated from the transactions contemplated by the Actavis Merger Agreement.
We will incur costs as a result of the Actavis Merger.
We will incur substantial expenses in connection with and as a result of completing the Actavis Merger and, over a period of time following the completion of the Actavis Merger. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.
Our stockholders cannot be sure of the market price of the Actavis ordinary shares they will receive as a portion of the Actavis Merger consideration.
As a result of the Actavis Merger, each issued and outstanding share of our common stock, other than excluded shares and dissenting shares, will be converted into the right to receive 0.3683 of an Actavis ordinary share and $129.22 in cash, without interest. The market price of Actavis ordinary shares which our stockholders will receive, are subject to general price fluctuations in the market for publicly traded equity securities and have experienced volatility in the past. Stock price changes may result from a variety of factors, including general market and economic conditions and changes in the respective businesses, operations and prospects, and regulatory considerations of Actavis. Market assessments of the benefits of the Actavis Merger and the likelihood that the Actavis Merger will be completed, as well as the terms of Actavis’ debt financing and general and industry specific market and economic conditions, may also impact market prices of Actavis ordinary shares. Equity offerings that Actavis intends to partially finance the Actavis Merger may also cause the share price of Actavis ordinary shares to decrease.
We and Actavis must obtain required approvals and consents to consummate the Actavis Merger, which if delayed or not granted or granted with unacceptable conditions, may prevent, delay or jeopardize the consummation of the Actavis Merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Actavis Merger.
The Merger is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals by the Actavis shareholders and our stockholders, the clearances of the Actavis Merger by certain governmental and regulatory authorities, including multiple governmental and regulatory authorities, and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act, and the antitrust and competition laws of certain foreign countries under which filings or approvals are or may be required. On January 9, 2015, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act, satisfying one of the regulatory conditions required to close the Actavis Merger. The governmental agencies with which the parties will make these filings and seek certain of these approvals and consents have broad discretion in administering the governing regulations. We can provide no assurance that all required approvals and consents will be obtained. Moreover, as a condition to their approval of the transaction, certain governmental agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the business of the combined company after the closing of the Actavis Merger. Any one of these requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the effective time of the Actavis Merger or reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required Actavis shareholder and Allergan stockholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or clearances. If we and Actavis agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals or clearances required to consummate the transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect Actavis’ ability to integrate our operations with their operations and/or reduce the anticipated benefits of the transactions. This could result in a failure to consummate the transactions or have a material adverse effect on the business and results of operations of the combined company.
Our stockholders will have a reduced ownership and voting interest after the Actavis Merger and will exercise less influence over management.
Our stockholders currently have the right to vote in the election of our board of directors and on other matters affecting us. Upon the completion of the Actavis Merger, each of our stockholders will become a shareholder of Actavis with a percentage ownership of Actavis that is smaller than the stockholder’s prior percentage ownership of us. Because of this, our stockholders will have less influence on the management and policies of Actavis than they now have on our management and policies.
While the Actavis Merger is pending, we are subject to business uncertainties that could adversely affect our business.
Uncertainty about the effect of the Actavis Merger on employees, customers and suppliers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Actavis Merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Employee retention may be challenging during the pendency of the Actavis Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the business of the combined company following the Actavis Merger could be seriously harmed. In addition, the Actavis Merger Agreement restricts us from taking specified actions until the Actavis Merger occurs without the consent of the other party. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Actavis Merger.
Our directors and officers may have interests in the Actavis Merger different from the interests of our stockholders.
Certain of our directors and executive officers negotiated the terms of the Actavis Merger Agreement, and our board of directors approved the Actavis Merger Agreement and recommended that our stockholders vote in favor of the Actavis Merger. These directors and executive officers may have interests in the Actavis Merger that are different from, or in addition to, those of our stockholders generally. These interests include, but are not limited to, the continued employment of certain of our executive officers by Actavis, the continued service of certain of our directors as directors of Actavis, the treatment in the Actavis Merger of stock options, restricted stock, restricted stock units, bonus awards, change of control employment agreements and other rights held by our directors and executive officers, and provisions in the Actavis Merger Agreement regarding continued indemnification of and advancement of expenses to our directors and officers.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Actavis Merger and, in specified circumstances, could require us to pay Actavis a termination fee of up to $2.1 billion.
Under the Actavis Merger Agreement, we are restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging or facilitating, discussing or negotiating, or furnishing information with regard to, any inquiry, proposal or offer for a competing acquisition proposal. Under certain circumstances, we may terminate the Actavis Merger Agreement in order to enter into an agreement with respect to a superior proposal, if our board of directors (after consultation with our financial advisors and legal counsel) determines that such proposal is more favorable to our stockholders (taking into account any changes to the Actavis Merger Agreement proposed by Actavis within four business days of Actavis’ receipt of the terms of such proposal, or within three business days of Actavis’ receipt of any material amendment to such proposal) than the Actavis Merger. If our board of directors recommends such superior proposal to our stockholders but does not terminate the Actavis Merger Agreement, Actavis would be entitled to terminate the Actavis Merger Agreement. Under either of these circumstances, we would be required to pay Actavis a termination fee equal to $2.1 billion. In the event the Actavis Merger Agreement is terminated due to the failure of our stockholders to adopt the Actavis Merger Agreement at the Allergan special meeting, we would be required to pay Actavis for up to $680 million of Actavis’ expenses related to the transactions contemplated by the Actavis Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to us than the Actavis Merger, or might result in a third party proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense reimbursement that may become payable in certain circumstances.
Termination of the Actavis Merger Agreement could negatively affect us.
Our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Actavis Merger, without realizing any of the anticipated benefits of completing the Actavis Merger. If the Actavis Merger Agreement is terminated, the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the Actavis Merger will be completed.

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

Item 3.    Legal Proceedings
Certain of the legal proceedings in which we are involved are discussed in Note 13, “Commitments and Contingencies,” to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are hereby incorporated by reference.

Item 4.     Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following graph compares the cumulative 5-year total return attained by stockholders on Allergan, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index and two customized peer groups of twelve and fifteen companies listed in footnote1 and 2 below. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (with the reinvestment of all dividends) from 12/31/2009 to 12/31/2014.
(1)The twelve companies included in the company's old customized peer group are: Abbott Laboratories, Amgen Inc., Biogen Idec Inc., Bristol-Myers Squibb Co, Celgene Corp, Eli Lilly And Co, Endo International Plc, Gilead Sciences Inc., Johnson & Johnson, St. Jude Medical Inc., Stryker Corp and Valeant Pharmaceuticals International Inc.
(2)The fifteen companies included in the company's new customized peer group are: Abbott Laboratories, Abbvie Inc., Actavis Plc, Alexion Pharmaceuticals Inc., Amgen Inc., Biogen Idec Inc., Bristol-Myers Squibb Co, Celgene Corp, Eli Lilly And Co, Endo International Plc, Gilead Sciences Inc., Regeneron Pharmaceuticals Inc., St. Jude Medical Inc., Stryker Corp and Valeant Pharmaceuticals International Inc.

	12/09	12/10	12/11	12/12	12/13	12/14

Allergan, Inc.	100.00	109.33	140.04	146.74	178.05	341.20
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Old Peer Group	100.00	100.52	118.45	141.77	212.21	262.73
New Peer Group	100.00	102.47	126.34	159.97	251.12	323.32
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
The following table shows the quarterly price range of our common stock and the cash dividends declared per share of common stock during the periods listed.

	2014			2013
Calendar Quarter	Low	High	Div.	Low	High	Div.
First	$109.64	$132.04	$0.05	$92.19	$112.30	$0.05
Second	115.94	174.49	0.05	81.33	116.45	0.05
Third	151.11	181.94	0.05	82.56	93.25	0.05
Fourth	167.48	214.66	0.05	88.34	111.45	0.05
Our common stock is listed on the New York Stock Exchange and is traded under the symbol “AGN.”
The approximate number of stockholders of record of our common stock was 4,019 as of January 22, 2015.
On February 2, 2015, our Board of Directors declared a cash dividend of $0.05 per share, payable March 20, 2015 to stockholders of record on February 27, 2015.
Securities Authorized for Issuance Under Equity Compensation Plans
The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.
Issuer Purchases of Equity Securities
The following table discloses the purchases of our equity securities during the fourth fiscal quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2014 to October 31, 2014	4,006	$184.30	—	8,692,770
November 1, 2014 to November 30, 2014	10,087	191.92	—	9,755,351
December 1, 2014 to December 31, 2014	6,624	211.70	—	10,026,824
Total	20,717	$196.77	—	N/A
 ——————————

(1)
We maintain an evergreen stock repurchase program, which we first announced on September 28, 1993. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2014, we held approximately 8.4 million treasury shares under this program. Pursuant to our evergreen stock repurchase program, we entered into certain stock repurchase plans that authorized our brokers to purchase our common stock traded in the open market. The terms of the plans set forth an aggregate maximum limit of 6.0 million shares to be repurchased in the first half of 2014, and the aggregate maximum limit of the plans has been satisfied. During the fourth fiscal quarter of 2014, the difference between total number of shares purchased and total number of shares purchased as part of publicly announced plans or programs is due to shares of common stock withheld by us to satisfy tax withholding obligations related to vested employee restricted stock awards.

(2)	The share numbers reflect the maximum number of shares that may be purchased under our stock repurchase program and are as of the end of each of the respective periods.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Summary of Operations
Product net sales	$7,126.1	$6,197.5	$5,549.3	$5,144.0	$4,819.6
Other revenues	111.8	102.9	97.3	72.0	99.8
Total revenues	7,237.9	6,300.4	5,646.6	5,216.0	4,919.4
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	842.4	795.8	751.2	718.0	722.0
Selling, general and administrative	2,837.2	2,519.4	2,193.1	2,158.3	2,017.6
Research and development	1,191.6	1,042.3	977.3	871.5	804.6
Amortization of intangible assets	112.4	116.7	90.2	86.1	138.0
Legal settlement	—	—	—	—	609.2
Impairment of intangible assets and related costs	—	11.4	22.3	7.6	369.1
Restructuring charges (reversal)	245.0	5.5	1.5	(0.1)	0.3
Operating income	2,009.3	1,809.3	1,611.0	1,374.6	258.6
Non-operating expense	(20.0)	(78.5)	(80.0)	(65.4)	(87.8)
Earnings from continuing operations before income taxes	1,989.3	1,730.8	1,531.0	1,309.2	170.8
Earnings from continuing operations	1,532.6	1,272.5	1,100.7	949.6	4.9
(Loss) earnings from discontinued operations	(3.8)	(283.8)	1.8	(11.5)	—
Net earnings attributable to noncontrolling interest	4.6	3.6	3.7	3.6	4.3
Net earnings attributable to Allergan, Inc.	$1,524.2	$985.1	$1,098.8	$934.5	$0.6

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$5.13	$4.28	$3.64	$3.11	$0.00
Discontinued operations	(0.01)	(0.96)	—	(0.04)	—
Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$5.03	$4.20	$3.57	$3.05	$0.00
Discontinued operations	(0.02)	(0.94)	0.01	(0.04)	—

Cash dividends per share	$0.20	$0.20	$0.20	$0.20	$0.20

Financial Position
Current assets	$6,871.2	$5,319.7	$4,934.9	$4,048.3	$3,993.7
Working capital	5,313.9	4,075.4	3,839.4	3,093.3	2,465.3
Total assets	12,415.7	10,574.3	9,179.3	8,508.6	8,308.1
Long-term debt, excluding current portion	2,085.3	2,098.3	1,512.4	1,515.4	1,534.2
Total stockholders’ equity	7,753.0	6,463.2	5,837.1	5,309.6	4,757.7
On December 2, 2013, we completed the sale of our obesity intervention business and have retrospectively adjusted the information included in the summary of operations for the years ended December 31, 2012 and 2011 and the information included in the financial position as of December 31, 2012 to reflect the obesity intervention business as discontinued operations. Based on an accounting policy election, we did not retrospectively adjust the information included in the summary of operations for the year ended December 31, 2010 and the information included in the financial position as of December 31, 2011 and 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This financial review presents our operating results for each of the three years in the period ended December 31, 2014, and our financial condition at December 31, 2014. Except for the historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, “Risk Factors.” In addition, the following review should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

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
We generally offer cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $7.5 million and $6.3 million at December 31, 2014 and 2013, respectively. Provisions for cash discounts deducted from consolidated sales in 2014, 2013 and 2012 were $87.2 million, $76.9 million and $69.2 million, respectively.
We permit returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in our consolidated balance sheets at December 31, 2014 and 2013 were $83.4 million and $84.4 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in our consolidated balance sheets. See Note 5, “Composition of Certain Financial Statement Captions” in the notes to our consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.” Provisions for sales returns deducted from consolidated sales were $447.5 million, $465.0 million and $408.3 million in 2014, 2013 and 2012, respectively. The decrease in the provisions for sales returns in 2014 compared to 2013 is primarily due to a decrease in estimated product sales return rates for our breast aesthetics products, partially offset by increased overall product sales volume. The increase in the provisions for sales returns in 2013 compared to 2012 is primarily due to increased overall product sales volume and an increase in estimated product sales return rates for our breast aesthetics products, partially offset by a decrease in estimated product sales return rates for our skin care and other products. Actual historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
We participate in various U.S. federal and state government rebate programs, the largest of which are Medicaid, Medicare and the U.S. Department of Veterans Affairs. We also have contracts with various managed care and group purchasing organizations that provide for sales rebates and other contractual discounts. In the United States, we also incur chargebacks, which are reimbursements to wholesalers for honoring contracted prices to third parties. Outside of the United States, we incur sales allowances based on contractual provisions and legislative mandates. We also offer rebate and other incentive programs directly to our customers for our aesthetic products and certain therapeutic products, including Botox® for both therapeutic and cosmetic uses, the Juvéderm® franchise, Latisse®, Natrelle®, Acuvail®, Aczone® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in our consolidated balance sheets. The amounts accrued for sales rebates and other incentive programs were $372.1 million and $279.3 million at December 31, 2014 and 2013, respectively.
Provisions for sales rebates and other incentive programs deducted from consolidated sales were $1,471.1 million, $1,151.2 million and $933.4 in 2014, 2013 and 2012, respectively. The $319.9 million increase in the provisions for sales rebates and other incentive programs in 2014 is due to a $121.6 million increase in provisions for rebates associated with U.S. federal and state government programs, a $37.0 million increase in managed health care rebates and other contractual discounts, an $84.6 million increase in chargebacks, primarily due to increases in the list prices of certain eye care pharmaceuticals products that are subject to fixed contractual prices with government agencies, a $21.9 million increase in sales allowances outside of the United States and a $54.8 million increase in provisions for consumer coupons and other customer incentives. The $217.8 million increase in the provisions for sales rebates and other incentive programs in 2013 is due to a $97.6 million increase in provisions for rebates associated with U.S. federal and state government programs, an $18.9 million increase in managed health care rebates and other contractual discounts, a $27.0 million increase in chargebacks, a $24.2 million increase in sales allowances outside of the United States and a $50.1 million increase in provisions for consumer coupons and other customer incentives. The increase in the provisions for sales rebates and other incentive programs in 2014 compared to 2013 and the increase in the provisions for sales rebates and other incentive programs in 2013 compared to 2012 are primarily due to increased eye care pharmaceutical sales in the United States and a shift in U.S. patient populations to government reimbursed programs, which typically have higher rebate percentages than other managed care programs. Rebates related to the Medicare Part D coverage gap in the United States increased in 2014 compared to 2013, primarily due to higher estimated utilization rates. Rebates related to the Medicare Part D coverage gap in the United States increased in 2013 compared to 2012, which we believe was primarily due to an increase in patients covered under employer group waiver plans. In addition, an increase in our published list prices in the United States for pharmaceutical products, which occurred for several of our products in each of 2014 and 2013, generally results in higher provisions for sales rebates and other incentive programs deducted from consolidated sales.
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
Contingent Consideration
Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. We estimate the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using our estimated cost of borrowing. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the accompanying consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $365.9 million and $225.2 million at December 31, 2014 and 2013, respectively, and was included in “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.
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
In October 2014, we announced that we had amended our U.S. qualified and unqualified defined benefit pension plans to close the plans to any future participant service credits (plan freeze) effective December 31, 2014. In December 2014, we announced that we had amended our Ireland and U.K. pension plans to close the plans to any future participant service credits effective December 31, 2014 and February 28, 2015, respectively. In conjunction with the plan freezes, we added one additional year of service credit to the calculation of benefits for all active members of the U.S., Ireland and U.K pension plans as of December 31, 2014. The effect of the plan amendments, the additional year of service credit and the related impact from severance actions associated with our 2014 restructuring plans resulted in a net decrease of $112.4 million in net accrued benefit costs on the balance sheet at December 31, 2014, a pre-tax settlement charge of $0.9 million and certain plan settlement payments of $2.2 million.
Additionally, in 2014 we initiated and completed a program to offer voluntary lump-sum pension payouts to terminated vested participants of our U.S. qualified defined benefit pension plan. The program provided participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. As part of this voluntary lump-sum program, we paid approximately $63.6 million from our pension assets with a corresponding reduction in pension obligations and recognized an associated $13.0 million settlement charge.
Our assumption for the weighted average expected long-term rate of return on assets in our U.S. funded pension plan for determining the net periodic benefit cost is 6.25% for 2014 and 2013 and 6.75% for 2012, respectively. Our assumptions for the weighted average expected long-term rate of return on assets in our non-U.S. funded pension plans are 4.56%, 4.36% and 4.80% for 2014, 2013 and 2012, respectively. For our U.S. funded pension plan, we determine, based upon recommendations from our pension plan's investment advisors, the expected rate of return using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Our investment advisors study historical market returns and preserve long-term historical relationships between equities and fixed income in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. They also evaluate market factors such as inflation and interest rates before long-term capital market assumptions are determined. For our non-U.S. funded pension plans, the expected rate of return was determined based on asset distribution and assumed long-term rates of return on fixed income instruments and equities. Market conditions and other factors can vary over time and could significantly affect our estimates of the weighted average expected long-term rate of return on plan assets. The expected rate of return is applied to the market-related value of plan assets. As a sensitivity measure, the effect of a 0.25% decline in our rate of return on assets assumptions for our U.S. and non-U.S. funded pension plans would increase our expected 2015 pre-tax pension benefit cost by approximately $2.4 million.
The weighted average discount rates used to calculate our U.S. and non-U.S. pension benefit obligations at December 31, 2014 were 4.21% and 2.64%, respectively, and at December 31, 2013 were 5.05% and 4.19%, respectively. The weighted average discount rates used to calculate our U.S. and non-U.S. net periodic benefit costs for 2014 were 5.05% and 4.19%, respectively, for 2013, 4.23% and 4.55%, respectively, and for 2012, 4.63% and 5.14%, respectively. We determine the discount rate based upon a hypothetical portfolio of high quality fixed income investments with maturities that mirror the pension benefit obligations at the plans' measurement date. Market conditions and other factors can vary over time and could significantly affect our estimates for the discount rates used to calculate our pension benefit obligations and net periodic benefit costs for future years. As a sensitivity measure, the effect of a 0.25% decline in the discount rate assumption for our U.S. and non-U.S. pension plans would increase our expected 2015 pre-tax pension benefit costs by approximately $1.0 million and increase our pension plans' projected benefit obligations at December 31, 2014 by approximately $66.5 million.

Share-Based Compensation
We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date. The fair value of stock option awards that vest based on a service condition is estimated using the Black-Scholes option-pricing model. The fair value of share-based awards that contain a market condition is generally estimated using a Monte Carlo simulation model, and the fair value of modifications to share-based awards is generally estimated using a lattice model.
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
Compensation expense for share-based awards based solely on a service condition is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. Compensation expense for share-based awards based on a service condition is recognized over the requisite service period using the straight-line single option method. Compensation expense for share-based awards that contain a market condition is recognized over the requisite service period and is not subject to forfeiture unless the requisite service is not rendered prior to satisfaction of the market condition.
Product Liability Self-Insurance
We are largely self-insured for future product liability losses related to all of our products. We have historically been and continue to be self-insured for any product liability losses related to our breast implant products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors to consider in developing product liability reserves include the merits and jurisdiction of each claim, the nature and the number of other similar current and past claims, the nature of the product use and the likelihood of settlement. In addition, we accrue for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. We estimate these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in 2014, 2013 and 2012, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of December 31, 2014 are not expected to have a material effect on our results of operations or liquidity.
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in the United States, California and other foreign jurisdictions and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. The Tax Increase Prevention Act of 2014 was enacted on December 19, 2014 and retroactively reinstated the U.S. R&D tax credit to January 1, 2014. In the fourth quarter of 2014, the Company recognized the full year benefit of $19.8 million for the U.S. R&D tax credit for fiscal year 2014. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $39.1 million and $48.9 million at December 31, 2014 and 2013, respectively. Changes in the valuation allowances are generally recognized in the provision for income taxes as a component of the estimated annual effective tax rate.

We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we have currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2014, we had approximately $4,485.3 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these earnings were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. We annually update our estimate of unremitted earnings outside the United States after the completion of each fiscal year.
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
On August 13, 2014, we acquired LiRIS Biomedical, Inc., or LiRIS, for $67.5 million in cash and estimated contingent consideration of $170.5 million as of the acquisition date. On March 1, 2013, we acquired MAP Pharmaceuticals, Inc., or MAP, for an aggregate purchase price of approximately $871.7 million, net of cash acquired. On April 12, 2013, we acquired Exemplar Pharma, LLC, or Exemplar, for an aggregate purchase price of approximately $16.1 million, net of cash acquired. We accounted for these acquisitions as business combinations. In March 2014, we completed the acquisition of certain assets related to technology under development for use as a dermal filler from Aline Aesthetics, LLC and Tautona Group, L.P. for an upfront payment of $10.0 million and potential future payments for certain milestone events. We accounted for this acquisition as a purchase of net assets. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
Impairment Evaluations for Goodwill and Intangible Assets
We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist. We have identified two reporting units, specialty pharmaceuticals and medical devices, and perform our annual evaluation as of October 1 each year.
For our specialty pharmaceuticals reporting unit, we performed a qualitative assessment to determine whether it is more likely than not that its fair value is less than its carrying amount. For our medical devices reporting unit, we evaluated goodwill for impairment by comparing its carrying value to its estimated fair value. We primarily use the income approach and the market approach that include the discounted cash flow method, the guideline company method, as well as other generally accepted valuation methodologies to determine the fair value. Upon completion of the October 2014 annual impairment assessment, we determined that no impairment was indicated.
As of December 31, 2014, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
We also review intangible assets for impairment when events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. An impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value. As of December 31, 2014, we believe that the carrying values of our amortizable intangible assets are recoverable and the fair value exceeds the carrying value of our indefinite-lived in-process research and development intangible assets.
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
We are also a pioneer in specialty pharmaceutical, biologic and medical device research and development. Our research and development efforts are focused on products and technologies related to the many specialty areas in which we currently operate as well as new specialty areas where unmet medical needs are significant. We supplement our own research and development activities with our commitment to identify and obtain new technologies through in-licensing, research collaborations, joint ventures and acquisitions. At December 31, 2014, we employed approximately 10,500 persons around the world. Our principal geographic markets are the United States, Europe, Latin America and Asia Pacific.

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

The following table compares net sales by product line within each reportable segment and certain selected pharmaceutical products for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2014	2013	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$3,257.9	$2,890.3	$367.6	$407.1	$(39.5)	12.7%	14.1%	(1.4)%
Botox®/Neuromodulator	2,230.6	1,982.2	248.4	280.6	(32.2)	12.5%	14.2%	(1.7)%
Skin Care and Other	523.6	466.5	57.1	58.3	(1.2)	12.2%	12.5%	(0.3)%
Total Specialty Pharmaceuticals	6,012.1	5,339.0	673.1	746.0	(72.9)	12.6%	14.0%	(1.4)%
Medical Devices:
Breast Aesthetics	406.7	377.9	28.8	33.8	(5.0)	7.6%	8.9%	(1.3)%
Facial Aesthetics	661.8	477.5	184.3	199.4	(15.1)	38.6%	41.8%	(3.2)%
Core Medical Devices	1,068.5	855.4	213.1	233.2	(20.1)	24.9%	27.3%	(2.4)%
Other	45.5	3.1	42.4	42.4	—	N/A	N/A	N/A
Total Medical Devices	1,114.0	858.5	255.5	275.6	(20.1)	29.8%	32.1%	(2.3)%

Total product net sales	$7,126.1	$6,197.5	$928.6	$1,021.6	$(93.0)	15.0%	16.5%	(1.5)%

Domestic product net sales	63.4%	62.0%
International product net sales	36.6%	38.0%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$515.4	$474.1	$41.3	$48.8	$(7.5)	8.7%	10.3%	(1.6)%
Lumigan® Franchise	662.6	625.3	37.3	42.4	(5.1)	6.0%	6.8%	(0.8)%
Total Glaucoma Products	1,186.3	1,108.5	77.8	90.5	(12.7)	7.0%	8.2%	(1.2)%
Restasis®	1,083.7	940.0	143.7	149.4	(5.7)	15.3%	15.9%	(0.6)%
Latisse®	98.6	100.0	(1.4)	(0.4)	(1.0)	(1.4)%	(0.4)%	(1.0)%
Total Specialty Pharmaceuticals and Core Medical Devices	7,080.6	6,194.4	886.2	979.2	(93.0)	14.3%	15.8%	(1.5)%

	Year Ended December 31,		Change in Product Net Sales			Percent Change in Product Net Sales
	2013	2012	Total	Performance	Currency	Total	Performance	Currency
	(in millions)
Net Sales by Product Line:
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$2,890.3	$2,692.2	$198.1	$216.2	$(18.1)	7.4%	8.0%	(0.6)%
Botox®/Neuromodulator	1,982.2	1,766.3	215.9	233.6	(17.7)	12.2%	13.2%	(1.0)%
Skin Care and Other	466.5	326.1	140.4	140.9	(0.5)	43.1%	43.2%	(0.1)%
Total Specialty Pharmaceuticals	5,339.0	4,784.6	554.4	590.7	(36.3)	11.6%	12.3%	(0.7)%
Medical Devices:
Breast Aesthetics	377.9	377.1	0.8	2.1	(1.3)	0.2%	0.6%	(0.4)%
Facial Aesthetics	477.5	387.6	89.9	93.4	(3.5)	23.2%	24.1%	(0.9)%
Core Medical Devices	855.4	764.7	90.7	95.5	(4.8)	11.9%	12.5%	(0.6)%
Other	3.1	—	3.1	3.1	—	N/A	N/A	N/A
Total Medical Devices	858.5	764.7	93.8	98.6	(4.8)	12.3%	12.9%	(0.6)%

Total product net sales	$6,197.5	$5,549.3	$648.2	$689.3	$(41.1)	11.7%	12.4%	(0.7)%

Domestic product net sales	62.0%	60.9%
International product net sales	38.0%	39.1%

Selected Product Net Sales (a):
Alphagan® P, Alphagan® and Combigan®	$474.1	$453.2	$20.9	$24.1	$(3.2)	4.6%	5.3%	(0.7)%
Lumigan® Franchise	625.3	622.6	2.7	1.7	1.0	0.4%	0.3%	0.1%
Total Glaucoma Products	1,108.5	1,085.8	22.7	25.3	(2.6)	2.1%	2.3%	(0.2)%
Restasis®	940.0	792.0	148.0	150.3	(2.3)	18.7%	19.0%	(0.3)%
Latisse®	100.0	97.3	2.7	3.1	(0.4)	2.7%	3.2%	(0.5)%
Total Specialty Pharmaceuticals and Core Medical Devices	6,194.4	5,549.3	645.1	686.2	(41.1)	11.6%	12.4%	(0.8)%
 ——————————

(a)	Percentage change in selected product net sales is calculated on amounts reported to the nearest whole dollar. Total glaucoma products include the Alphagan® and Lumigan® franchises.
Product Net Sales
Product net sales increased by $928.6 million in 2014 compared to 2013 due to an increase of $673.1 million in our specialty pharmaceuticals product net sales, an increase of $213.1 million in our core medical devices product net sales, and an increase of $42.4 million of sales made pursuant to transition services agreements with Apollo Endosurgery, Inc., or Apollo, related to the disposition of our obesity intervention business unit. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care and other product lines. The increase in core medical devices product net sales reflects an increase in product net sales of our facial aesthetics and breast aesthetics product lines.
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
Certain of our products face generic competition and our products also compete with generic versions of some branded pharmaceutical products sold by our competitors. A generic version of Latisse®, our treatment for inadequate or insufficient eyelashes, was approved by the U.S. Food and Drug Administration, or FDA, in December 2014, and we expect to face generic competition for Latisse® in 2015. In October 2013, a generic version of Zymaxid®, our fluoroquinolone indicated for the treatment of bacterial conjunctivitis, was launched in the United States. In 2011, the U.S. patent for Tazorac®cream, indicated for psoriasis and acne, expired. The U.S. patents for Tazorac® gel expired in June 2014. The FDA has posted guidance regarding requirements for clinical bioequivalence for a generic of tazarotene cream, separately for both psoriasis and acne. We believe that this will require generic manufacturers to conduct a trial, at risk, for both indications.
In 2013, the FDA published draft guidance that proposes certain approaches for demonstrating bioequivalence in abbreviated new drug applications referring to the new drug application related to Restasis®. In response to the draft guidance, we submitted a Citizen Petition to the FDA, which the FDA granted in-part and denied in-part in November 2014. In January 2014, we received a paragraph 4 Hatch-Waxman Act certification stating that Watson Laboratories, Inc., a division of Actavis plc, had submitted an abbreviated new drug application, or ANDA, to the FDA seeking approval to market a generic version of our Restasis® product. In December 2014, the U.S. District Court for the Eastern District of Texas, in relevant part, dismissed a related legal proceeding that a case or controversy was not ripe because the Watson ANDA had not been received by the FDA. Also in December 2014, we submitted a revised Citizen Petition to the FDA. There remains uncertainty as to the status of any ANDA filers with respect to Restasis®. Since the FDA’s draft guidance was published in 2013, we have obtained four additional U.S. patents covering the specific formulation and the method of using our Restasis® product.
Although generic competition in the United States negatively affected our aggregate product net sales in 2014, the impact was not material. We do not currently believe that our aggregate product net sales will be materially impacted in 2015 by generic competition, but we could experience a rapid and significant decline in net sales of certain products if we are unable to successfully maintain or defend our patents and patent applications relating to such products. For a more complete discussion of the risks relating to generic competition and patent protection, see Item 1A of Part I of this report, “Risk Factors - We may be unable to obtain and maintain adequate protection for our intellectual property rights.”
Eye care pharmaceuticals product net sales increased in 2014 compared to 2013 due to increases in the United States, Canada, Europe and Asia Pacific, partially offset by a decrease in sales in Latin America due primarily to the negative translation effect of average foreign currency exchange rates in effect during 2014 compared to 2013. When measured at constant currency, net sales of eye care pharmaceutical products in Latin America increased in 2014 compared to 2013.
The overall increase in total sales in dollars of our eye care pharmaceutical products in 2014 compared to 2013 is primarily due to an increase in sales of Restasis®, our therapeutic treatment for chronic dry eye disease, an increase in sales of Ozurdex®, our biodegradable, sustained-release steroid implant for the treatment of certain retinal diseases, an increase in sales of Ganfort™, our Lumigan® and timolol combination for the treatment of glaucoma, an increase in sales of our glaucoma products Lumigan® 0.03%, Lumigan® 0.01%, Combigan®, Alphagan® P 0.1% and Alphagan® P 0.15%, an increase in sales of eye care products, prednisolone acetate and fluorometholone, by our generics division, Pacific Pharma, Inc., an increase in our non-steroidal anti-inflammatory drug Acular LS®, and an increase of $30.7 million in sales of our artificial tears products, primarily consisting of Refresh® and Optive™ lubricant eye drops, partially offset by a decrease in sales of our fluoroquinolone products Zymaxid® and Zymar®, a decrease in sales of Lastacaft®, our topical allergy medication for the treatment and prevention of itching associated with allergic conjunctivitis, and a decrease in sales of our older-generation anti-inflammatory drug Acular®.
We increased prices on certain eye care pharmaceutical products in the United States in 2014. Effective January 1, 2014, we increased the published U.S. list price for Restasis®, Lumigan® 0.01%, Lastacaft®, Combigan®, Alphagan® P 0.1%, Alphagan® P 0.15%, Acular®, Acuvail® and Zymaxid® by seven percent. Effective July 8, 2014, we increased the published U.S. list price for Alphagan® P 0.1%, Combigan®, Lumigan® 0.01% and Restasis® by an additional three percent. These price increases had a positive net effect on our U.S. sales in 2014 compared to 2013, but the actual net effect is difficult to determine due to the various managed care sales rebate and other incentive programs in which we participate. Wholesaler buying patterns and the change in dollar value of the prescription product mix also affected our reported net sales dollars, although we are unable to determine the impact of these effects.
Total sales of Botox® increased in 2014 compared to 2013 due to growth in sales for both therapeutic and cosmetic uses. Sales of Botox® for therapeutic use increased in the United States, Canada, Europe, and Asia Pacific, primarily due to strong growth in sales for the prophylactic treatment of chronic migraine and for the treatment of urinary incontinence, partially offset by a decline in sales in Latin America. Sales of Botox® for cosmetic use increased in the United States and Europe, partially offset by a decline in sales in Canada and Latin America. The decline in net sales of Botox® for both therapeutic and cosmetic use in Latin America was primarily due to decreases in sales in Venezuela related to the economic turmoil in that country and lack of foreign exchange. The decline in net sales in Canada resulted from the launches of two competitive products. The increase in sales of Botox® for cosmetic use in the United States and Europe was primarily attributable to higher unit volume. Additionally, sales of Botox® for both therapeutic and cosmetic uses in the United States were positively impacted by an increase in the U.S. list price for Botox® of three percent that was effective January 1, 2014. Based on internal information and assumptions, we estimate in 2014 that Botox® therapeutic sales accounted for approximately 55% of total consolidated Botox® sales and increased by approximately 15% compared to 2013. In 2014, Botox® Cosmetic sales accounted for approximately 45% of total consolidated Botox® sales and increased by approximately 10% compared to 2013. We believe our worldwide market share for neuromodulators, including Botox®, was approximately 75% in the third quarter of 2014, the last quarter for which market data is available.
Skin care and other product net sales increased in 2014 compared to 2013 primarily due to an increase of $56.4 million in sales of Aczone®, our topical dapsone treatment for acne vulgaris, an increase of $8.3 million in SkinMedica physician dispensed aesthetic skin care products, and an increase of $2.5 million in sales of our topical tazarotene products Tazorac® and Avage®, partially offset by a $1.4 million decrease in sales of Latisse®. The increase in sales of Aczone® is primarily attributable to an increase in product sales volume and an increase in the U.S. list price. The U.S. list prices for Aczone® and our topical tazarotene products Tazorac® and Avage® were increased by five percent effective January 1, 2014, and an additional five percent effective May 3, 2014.
We have a policy to attempt to maintain average U.S. wholesaler inventory levels of our specialty pharmaceuticals products at an amount less than eight weeks of our net sales. At December 31, 2014, based on available external and internal information, we believe the amount of average U.S. wholesaler inventories of our specialty pharmaceutical products was at the lower end of our stated policy levels.
Breast aesthetics product net sales, which consist primarily of sales of silicone gel and saline breast implants and tissue expanders, increased in 2014 compared to 2013 due to increases in the United States, Canada, Latin America and Asia Pacific. The increase in sales of breast aesthetics products in Canada, Latin America and Asia Pacific was primarily due to higher implant unit volume. The increase in sales of breast aesthetics products in the United States was primarily due to new product sales related to the recent launch of our Seri® Surgical Scaffold product, which is indicated for use as a transitory scaffold for soft tissue support and repair, and a beneficial change in implant product mix to higher priced round and shaped silicone gel products, partially offset by lower implant volume. Total sales of tissue expanders increased $1.9 million and total sales of silicone gel and saline breast implants, accessories and Seri® Surgical Scaffold products increased $26.9 million in 2014 compared to 2013.
Facial aesthetics product net sales, which consist primarily of sales of hyaluronic acid-based dermal fillers used to correct facial wrinkles, increased in 2014 compared to 2013 due to strong growth in all of our principal geographic regions. The increase in sales of facial aesthetics products in the United States was due primarily to an overall increase in unit volume due to the recent launch of Juvéderm® Voluma™. The increase in sales of facial aesthetics products in international markets was due primarily to an overall increase in unit volume of Juvéderm® Voluma™, Juvéderm® Volift™ and Juvéderm® Volbella™.
Foreign currency changes decreased product net sales by $93.0 million in 2014 compared to 2013, primarily due to the weakening of the euro, Canadian dollar, Brazilian real, Argentine peso, Turkish lira and Australian dollar compared to the U.S. dollar, partially offset by the strengthening of the U.K. pound compared to the U.S. dollar.
U.S. product net sales as a percentage of total product net sales increased by 1.4 percentage points to 63.4% in 2014 compared to U.S. sales of 62.0% in 2013, due primarily to higher sales growth in the U.S. market compared to our international markets for our Botox®, eye care pharmaceuticals, and facial aesthetics product lines, partially offset by higher sales growth in international markets compared to the U.S. market for our breast aesthetics product line.
Product net sales increased by $648.2 million in 2013 compared to 2012 due to an increase of $554.4 million in our specialty pharmaceuticals product net sales, an increase of $90.7 million in our core medical devices product net sales, and $3.1 million of sales made pursuant to transition services agreements with Apollo related to the disposition of our obesity intervention business unit. The increase in specialty pharmaceuticals product net sales is due to increases in product net sales of our eye care pharmaceuticals, Botox®, and skin care and other product lines. The increase in core medical devices product net sales reflects an increase in product net sales of our facial aesthetics product line and a small increase in sales of breast aesthetics products.
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
Other Revenues
Other revenues increased $8.9 million to $111.8 million in 2014 compared to $102.9 million in 2013.  The increase in other revenues is primarily due to the achievement of a sales milestone related to sales of Lumigan® in Japan and an increase in royalty income from sales of Aiphagan® in Japan under a license agreement with Senju Pharmaceutical Co., Ltd., or Senju, and sales of brimonidine products in the United States under a license agreement with Alcon, Inc., or Alcon, partially offset by a decrease in royalty income from sales of Lumigan® in Japan under a license agreement with Senju, which were negatively impacted by the decline in average Japanese yen exchange rates in effect during 2014 compared to 2013.
Other revenues increased $5.6 million to $102.9 million in 2013 compared to $97.3 million in 2012. The increase in other revenues is primarily due to an increase in royalty income, partially offset by a decline in substantive milestone event revenue. No substantive milestone event revenue was recorded in 2013. In 2012, other revenues included the achievement of substantive milestones related to the approval of Aiphagan® ophthalmic solution 0.1%, or Aiphagan®, in Japan and the achievement of two sales milestones related to sales of Lumigan® in Japan. The increase in royalty income in 2013 compared to 2012 is primarily due to an increase in sales of Aiphagan® in Japan under a license agreement with Senju, an increase in sales of brimonidine products in the United States under a license agreement with Alcon, and an increase in sales of Botox® for therapeutic use in Japan and China under a licensing agreement with GlaxoSmithKline, partially offset by a decrease in royalties from sales of Lumigan® in Japan under a license agreement with Senju, which were negatively impacted by the Japanese yen exchange rates in effect during 2013 compared to 2012.

Income and Expenses
The following table sets forth the relationship to product net sales of various items in our consolidated statements of earnings:

	Year Ended December 31,
	2014	2013	2012
Product net sales	100.0%	100.0%	100.0%
Other revenues	1.6	1.7	1.7
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	11.8	12.8	13.5
Selling, general and administrative	39.8	40.7	39.5
Research and development	16.7	16.8	17.6
Amortization of intangible assets	1.6	1.9	1.6
Impairment of intangible assets and related costs	—	0.2	0.4
Restructuring charges	3.5	0.1	0.1
Operating income	28.2	29.2	29.0
Non-operating expense	(0.3)	(1.3)	(1.4)
Earnings from continuing operations before income taxes	27.9%	27.9%	27.6%

Earnings from continuing operations	21.5%	20.5%	19.8%
Cost of Sales
Cost of sales increased $46.6 million, or 5.9%, in 2014 to $842.4 million, or 11.8% of product net sales, compared to $795.8 million, or 12.8% of product net sales in 2013. Cost of sales in 2013 includes $8.9 million for the purchase accounting fair market value inventory adjustment rollout related to our acquisition of SkinMedica. Excluding the effect of this charge, cost of sales increased $55.5 million, or 7.1% in 2014 compared to 2013. This increase in cost of sales primarily resulted from the 15.0% increase in total product net sales, partially offset by a decrease in cost of sales as a percentage of product net sales primarily due to beneficial changes in product and geographic mix and lower royalty expenses.
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
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses increased $317.8 million, or 12.6%, to $2,837.2 million, or 39.8% of product net sales, in 2014 compared to $2,519.4 million, or 40.7% of product net sales, in 2013. SG&A expenses in 2014 include $128.0 million of expenses associated with the Allergan Board of Directors' consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan, a $37.3 million charge for estimated bad debts in Venezuela due to changes in that country's foreign currency exchange system and administration by the National Center for Foreign Commerce, or CENCOEX, which is severely limiting U.S. dollar payments for older receivables due from local customers, a $32.2 million estimated expense catch-up adjustment in accordance with final regulations issued by the IRS governing administration of the annual fee on branded prescription drug manufacturers and importers, $57.5 million of expenses related to the global restructuring announced in July 2014, $2.3 million of transaction and integration costs related to business combinations and license agreements, expenses of $6.1 million related to the January 2014 realignment of various business functions, $4.4 million of costs related to the announced Actavis transaction and pre-integration planning and $15.1 million of income related to the change in fair value of contingent consideration liabilities associated with certain business combinations. SG&A expenses in 2013 include $20.6 million of transaction and integration costs related to business combinations and license agreements, a $70.7 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations, expenses of $1.7 million related to the realignment of various business functions and expenses of $3.1 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the U.S. Department of Justice, or DOJ, regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses. Excluding the effect of the items described above, SG&A expenses increased $161.2 million, or 6.7%, to $2,584.5 million, or 36.3% of product net sales, in 2014 compared to $2,423.3 million, or 39.1% of product net sales in 2013. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in promotion, selling, marketing and general and administrative expenses. The increase in promotion expenses in 2014 is primarily due to an increase in direct-to-consumer advertising in the United States for Botox® for the treatment of urinary incontinence and chronic migraine, Juvéderm® Voluma™, which was recently launched in the United States, Botox® Cosmetic and Aczone®. The increase in selling expenses in 2014 compared to 2013 principally relates to increased personnel and related incentive compensation costs that support the 15.0% increase in product net sales, including sales force expansions in Europe, Africa and Middle East and Asia. The increase in marketing expenses in 2014 is primarily due to product launch support costs in the United States related to Juvéderm® Voluma™ and Seri® Surgical Scaffold products. General and administrative expenses increased in 2014 compared to 2013 primarily due to higher personnel and related incentive compensation costs, an increase in the estimated expense for our share of the annual non-deductible fee on entities that sell branded prescription drugs to specified U.S. government programs, additional costs associated with the transition services agreements with Apollo, an increase in bad debt expense and an increase in information services and finance support costs, partially offset by a decrease in legal expenses.
Under the provisions of the PPACA, companies that sell branded prescription drugs or biologics to specified government programs in the United States are subject to an annual non-deductible fee based on the company's relative market share of branded prescription drugs or biologics sold to the specified government programs. We recorded SG&A expenses of approximately $64 million (including the $32 million expense catch-up adjustment) and $24 million related to the non-deductible fee in 2014 and 2013, respectively. Also under the provisions of the PPACA, we are required to pay a tax deductible excise tax of 2.3% on the sale of certain medical devices. We recorded SG&A expenses of approximately $11.5 million and $8.6 million related to the medical device excise tax in 2014 and 2013, respectively.
SG&A expenses increased $326.3 million, or 14.9%, to $2,519.4 million, or 40.7% of product net sales, in 2013 compared to $2,193.1 million, or 39.5% of product net sales, in 2012. SG&A expenses in 2013 include $20.6 million of transaction and integration costs related to business combinations and license agreements, a $70.7 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations, expenses of $1.7 million related to the realignment of various business functions and expenses of $3.1 million for external costs of stockholder derivative litigation associated with the 2010 global settlement with the DOJ discussed above and other legal contingency expenses. SG&A expenses in 2012 include aggregate expenses of $9.7 million for external costs of stockholder derivative litigation and other legal costs associated the 2010 global settlement with the DOJ discussed above and other legal contingency expenses, a $5.4 million charge related to the change in fair value of contingent consideration liabilities associated with certain business combinations, and $1.5 million of transaction and integration costs related to our acquisition of SkinMedica. Excluding the effect of the items described above, SG&A expenses increased $246.8 million, or 11.3%, to $2,423.3 million, or 39.1% of product net sales, in 2013 compared to $2,176.5 million, or 39.2% of product net sales in 2012. The increase in SG&A expenses in dollars, excluding the charges described above, primarily relates to increases in selling expenses, promotion expenses, and general and administrative expenses. The increase in selling expenses in 2013 compared to 2012 principally relates to increased personnel and related incentive compensation costs that support the 11.7% increase in product net sales, including the acquisition of the SkinMedica sales force and other sales force expansions in the United States, Europe and Asia. The increase in promotion expenses is primarily due to an increase in direct-to-consumer advertising in the United States for Aczone®, Botox® for the treatment of chronic migraine and Restasis®. The increase in general and administrative expenses primarily relates to higher personnel and related incentive compensation costs, the new medical device excise tax in the United States, an increase in bad debt expense and higher facilities, human resources, information services and finance support costs, partially offset by a decrease in legal expenses, losses from the disposal of fixed assets and a reduction in the estimated expense for our share of the annual non-deductible fee on entities that sell branded prescription drugs to specified government programs in the United States.
We recorded SG&A expenses of approximately $24 million and $27 million in 2013 and 2012, respectively, related to the annual non-deductible fee imposed by the PPACA on companies that sell branded prescription drugs or biologics to specified government programs in the United States.
Research and Development
We believe that our future medium- and long-term revenue and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of December 31, 2014, we have the following significant R&D projects in late-stage development:

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
On June 30, 2014, we announced completion of the review of data from our Phase II clinical trials of bimatoprost sustained-release implant for the treatment of elevated intraocular pressure and glaucoma. Patients in this trial received a bimatoprost sustained-release implant in one eye and topical bimatoprost in the contralateral eye. The data suggests that bimatoprost sustained-release implant efficacy is comparable to daily topical bimatoprost with duration of 4-6 months. Phase III clinical trials of bimatoprost sustained-release implant for the treatment of elevated intraocular pressure and glaucoma were initiated in the fourth quarter of 2014.
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
On June 30, 2014, we announced receipt of a Complete Response Letter, or CRL, from the FDA to our New Drug Application for SempranaTM, which is being developed as an acute treatment of migraine in adults. In the CRL, the FDA acknowledged that Allergan has made improvements in the canister filling process. The two specific items listed in the CRL are related to specifications around content uniformity on the improved canister filling process and on standards for device actuation. There were no issues related to the clinical safety and efficacy of the product and we received draft labeling from the FDA for the product in June 2013. We plan to file our response to the CRL by the end of the second quarter of 2015.
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
For management purposes, we accumulate direct costs for R&D projects, but do not allocate all indirect project costs, such as R&D administration, infrastructure and regulatory affairs costs, to specific R&D projects. Additionally, R&D expense includes upfront payments to license or purchase in-process R&D assets that have not achieved regulatory approval. Our overall R&D expenses are not materially concentrated in any specific project or stage of development. The following table sets forth direct costs for our late-stage projects (which include candidates in Phase III clinical trials) and other R&D projects, upfront payments to license or purchase in-process R&D assets and all other R&D expenses for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in millions)
Direct costs for:
Late-stage projects	$399.1	$246.4	$181.4
Other R&D projects	554.6	677.9	628.8
Upfront payments to license or purchase in-process R&D assets	90.0	6.5	62.5
Other R&D expenses	147.9	111.5	104.6
Total	$1,191.6	$1,042.3	$977.3
R&D expenses increased $149.3 million, or 14.3%, to $1,191.6 million in 2014, or 16.7% of product net sales, compared to $1,042.3 million, or 16.8% of product net sales in 2013. R&D expenses in 2014 include a $65.0 million charge for an upfront payment and an additional development milestone payment of $15.0 million associated with the in-licensing of certain neurotoxin product candidates currently in development from Medytox, Inc., that have not yet achieved regulatory approval, a $10.0 million charge for the purchase of certain dermal filler technology under development that has not yet achieved regulatory approval, $21.0 million of R&D expenses related to the global restructuring announced in July 2014 and $2.7 million of R&D expenses related to the January 2014 realignment of various business functions. R&D expenses in 2013 include $6.5 million for an upfront payment associated with the in-licensing of a technology for the treatment of ocular disease that has not yet achieved regulatory approval. Excluding the effect of these charges, R&D expenses increased $42.1 million, or 4.1%, to $1,077.9 million in 2014, or 15.1% of product net sales compared to $1,035.8 million, or 16.7% of product net sales in 2013. The increase in R&D expenses in dollars was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, including the DARPin® development programs, an increase in spending on the next generation of our Aczone® product for the treatment of acne, increased spending on Botox® for the treatment of movement disorders, including juvenile cerebral palsy, and for the treatment of depression, spending on the development of technology associated with the LiRIS acquisition, increased expenses associated with our collaboration with Serenity Pharmaceuticals, LLC, or Serenity, related to Ser-120 for the treatment of nocturia, and an increase in spending on development of dermal filler products using our proprietary Vycross™ technology, partially offset by a decrease in spending on our recently launched Seri® Surgical Scaffold product, a decrease in expenses for potential new treatment applications for Latisse®, a decrease in expenses for Ozurdex®, and a decrease in expenses for new technology discovery programs.
R&D expenses increased $65.0 million, or 6.7%, to $1,042.3 million in 2013, or 16.8% of product net sales, compared to $977.3 million, or 17.6% of product net sales in 2012. R&D expenses in 2013 include $6.5 million for an upfront payment associated with the in-licensing of a technology for the treatment of ocular disease that has not yet achieved regulatory approval. R&D expenses in 2012 include an aggregate charge of $62.5 million for upfront payments associated with two agreements for the in-licensing of technologies for the treatment of serious ophthalmic diseases, including age-related macular degeneration, from Molecular Partners AG that have not yet achieved regulatory approval. Excluding the effect of the charges described above, R&D expenses increased by $121.0 million, or 13.2%, to $1,035.8 million in 2013, or 16.7% of product net sales, compared to $914.8 million, or 16.5% of product net sales, in 2012. The increase in R&D expenses in dollars, excluding these charges, and as a percentage of product net sales, was primarily due to increased spending on next generation eye care pharmaceuticals products for the treatment of glaucoma and retinal diseases, including the DARPin® development programs, the development of technology for the treatment of rosacea acquired in the Vicept acquisition, increased spending on Botox® for the treatment of movement disorders, including juvenile cerebral palsy, increased spending on potential new treatment applications for Latisse®, an increase in spending on the next generation of our Aczone® product for acne, an increase in costs associated with our collaboration with Serenity, related to Ser-120 for the treatment of nocturia, increased spending on the development of tissue reinforcement technonology acquired in the Serica Technologies, Inc. acquisition, new expenses for the development of SempranaTM for the acute treatment of migraine acquired in the MAP acquisition, and an increase in spending on development of dermal filler products using our proprietary Vycross™ technology, partially offset by a decrease in expenses associated with our restructured collaboration with Spectrum related to the development of apaziquone, a decrease in spending on Botox® for the treatment of crow's feet and a decrease in expenses for new technology discovery programs.
Amortization of Intangible Assets
Amortization of intangible assets decreased $4.3 million to $112.4 million in 2014, or 1.6% of product net sales, compared to $116.7 million, or 1.9% of product net sales in 2013. The decrease in amortization expense is primarily due to a decline in amortization expense associated with certain licensing assets that became fully amortized at the end of the first quarter of 2013 and the impairment of an intangible asset for distribution rights acquired in connection with our 2011 acquisition of Precision Light, Inc. in the fourth quarter of 2013, partially offset by an increase in the balance of intangible assets subject to amortization, including intangible assets that we acquired in connection with our March 2013 acquisition of MAP and August 2014 acquisition of LiRIS.
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
We currently estimate that we will incur total non-recurring pre-tax charges of between $325.0 million and $375.0 million in connection with the restructuring and other costs, of which $80.0 million to $90.0 million will be a non-cash charge associated with the acceleration of previously unrecognized share-based compensation costs and certain other non-cash accounting adjustments. As part of the restructuring, we will reduce our workforce by approximately 1,500 employees, or approximately 13 percent of our current global headcount, and eliminate an additional approximately 250 vacant positions.
We began to record costs associated with the July 2014 restructuring plan in the third quarter of 2014 and expect to continue to recognize costs through the second quarter of 2015. The restructuring charges primarily consist of employee severance and other one-time termination benefits, facility lease and other contract termination costs and other costs, primarily consisting of relocation costs and consulting fees, associated with the restructuring plan. During 2014, we recorded restructuring charges of $219.4 million and recognized additional costs of $28.4 million related to accelerated share-based compensation, consisting of $1.0 million of cost of sales, $16.2 million in SG&A expenses and $11.2 million in R&D expenses, and $36.5 million of asset write-offs and accelerated depreciation costs, consisting of $0.3 million of cost of sales, $27.9 million in SG&A expenses and $8.3 million in R&D expenses. In addition, in 2014 we also recognized pension settlement and curtailment charges, duplicate operating expenses and other costs of $15.6 million, consisting of $0.7 million of cost of sales, $13.4 million in SG&A expenses and $1.5 million in R&D expenses.

The following table presents the restructuring charges related to the July 2014 restructuring plan during the year ended December 31, 2014:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Restructuring charges during 2014	$150.4	$39.7	$29.3	$219.4
Spending	(52.7)	(5.2)	(19.7)	(77.6)
Balance at December 31, 2014 (included in "Accounts payable," "Other accrued expenses" and "Other liabilities")	$97.7	$34.5	$9.6	$141.8
January 2014 Restructuring Plan
In January 2014, we initiated a restructuring plan that includes certain sales force realignments and position eliminations, certain facility relocations and closures in the United States and Europe and the realignment of certain other business support functions, which affected approximately 250 employees.
We began to record costs associated with the January 2014 restructuring plan in the first quarter of 2014 and substantially completed all activities related to the restructuring plan in the fourth quarter of 2014 with the exception of certain expenses related to the relocation of a minor manufacturing facility to be incurred in 2015. The restructuring charges primarily consist of employee severance, one-time termination benefits and contract termination costs associated with the restructuring plan. During 2014, we recorded restructuring charges of $24.5 million and recognized additional costs of $11.4 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $3.2 million of cost of sales, $6.0 million in SG&A expenses and $2.2 million in R&D expenses.
The following table presents the restructuring charges related to the January 2014 restructuring plan during the year ended December 31, 2014:

	Employee Severance	Other	Total
	(in millions)
Restructuring charges during 2014	$21.7	$2.8	$24.5
Spending	(15.5)	(2.4)	(17.9)
Balance at December 31, 2014 (included in "Other accrued expenses")	$6.2	$0.4	$6.6
Other Restructuring Activities and Integration Costs
In connection with our March 2013 acquisition of MAP, our April 2013 acquisition of Exemplar and our December 2012 acquisition of SkinMedica, Inc., we initiated restructuring activities in 2013 to integrate the operations of the acquired businesses with our operations and to capture synergies through the centralization of certain research and development, manufacturing, general and administrative and commercial functions. For the year ended December 31, 2013, we recorded $4.5 million of restructuring charges, primarily consisting of employee severance and other one-time termination benefits for approximately 111 people. In the first quarter of 2014, we recorded an additional $0.4 million of restructuring charges.
Included in 2014 are $0.7 million of restructuring charges for lease terminations and employee severance and other one-time termination benefits, $0.1 million of SG&A expenses and $0.5 million of R&D expenses related to the realignment of various business functions. Included in 2013 are $1.0 million of restructuring charges for employee severance and other one-time termination benefits, $1.7 million of SG&A expenses and $1.1 million of R&D expenses related to the realignment of various business functions. Included in 2012 are $1.5 million of restructuring charges for lease terminations and employee severance and other one-time termination benefits, $1.5 million of SG&A expenses and $0.3 million of R&D expenses related to the realignment of various business functions.
Included in 2014 are $2.3 million of SG&A expenses and $0.4 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in 2013 are $0.1 million of cost of sales and $20.6 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. The SG&A expenses for the year ended December 31, 2013 primarily consist of investment banking and legal fees. Included in 2012 are $0.1 million of cost of sales and $2.3 million of

SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements.
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
For 2014, general and administrative expenses, other indirect costs and other adjustments not allocated to our business segments for purposes of performance assessment consisted of sales milestone revenue of $9.7 million associated with a license agreement with Senju, general and administrative expenses of $463.1 million, expenses of $80.5 million related to the global restructuring announced in July 2014, costs of $128.0 million associated with the Allergan Board of Directors’ consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan, estimated bad debt expense of $37.3 million due to changes in Venezuela’s foreign exchange system and administration by CENCOEX, an estimated expense catch-up adjustment of $32.2 million in accordance with final regulations issued by the IRS governing administration of the annual fee on branded prescription drug manufacturers and importers, an upfront licensing fee of $65.0 million and a subsequent development milestone payment of $15.0 million for technology that has not achieved regulatory approval and related transaction costs of $0.4 million, a $10.0 million expense for acquired in-process research and development technology and related transaction costs of $0.6 million, income of $15.1 million for changes in the fair value of contingent consideration liabilities, integration and transaction costs of $1.7 million associated with the purchase of various businesses, expenses of $12.0 million related to the realignment of various business functions, expenses of $4.4 million related to the announced Actavis transaction and pre-integration planning costs and other net indirect costs of $29.0 million.
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

The following table presents operating income for each reportable segment for the years ended December 31, 2014, 2013 and 2012 and a reconciliation of our segments’ operating income to consolidated operating income:

	2014	2013	2012
	(in millions)
Operating income:
Specialty pharmaceuticals	$2,832.3	$2,282.0	$1,997.7
Medical devices	382.9	246.2	229.1
Total segments	3,215.2	2,528.2	2,226.8
General and administrative expenses, other indirect costs and other adjustments	854.4	594.6	525.3
Amortization of intangible assets (a)	106.5	107.4	66.7
Impairment of intangible assets and related costs	—	11.4	22.3
Restructuring charges	245.0	5.5	1.5
Total operating income	$2,009.3	$1,809.3	$1,611.0
 ——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Our consolidated operating income in 2014 was $2,009.3 million, or 28.2% of product net sales, compared to consolidated operating income of $1,809.3 million, or 29.2% of product net sales in 2013. The $200.0 million increase in consolidated operating income was due to a $928.6 million increase in product net sales, an $8.9 million increase in other revenues, a $4.3 million decrease in amortization of intangible assets and an $11.4 million decrease in the impairment of intangible assets and related costs, partially offset by a $46.6 million increase in cost of sales, a $317.8 million increase in SG&A expenses, a $149.3 million increase in R&D expenses and a $239.5 million increase in restructuring charges.
Our specialty pharmaceuticals segment operating income in 2014 was $2,832.3 million, compared to operating income of $2,282.0 million in 2013. The $550.3 million increase in our specialty pharmaceuticals segment operating income was due primarily to an increase in product net sales across all product lines, partially offset by an increase in promotion expenses and an increase in R&D expenses.
Our medical devices segment operating income in 2014 was $382.9 million, compared to operating income of $246.2 million in 2013. The $136.7 million increase in our medical devices segment operating income was due primarily to an increase in product net sales of our facial aesthetics and breast aesthetics product lines and a decrease in R&D expenses, partially offset by an increase in selling, promotion and marketing expenses.
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
Non-Operating Income and Expenses
Total net non-operating expense in 2014 was $20.0 million compared to $78.5 million in 2013. Interest income increased $0.9 million to $7.7 million in 2014 compared to $6.8 million in 2013. Interest expense decreased $5.6 million to $69.4 million in 2014 compared to $75.0 million in 2013. Interest expense decreased primarily due to a decrease in accrued statutory interest resulting from a change in estimate related to uncertain tax positions, partially offset by an increase in interest expense primarily due to the issuance in March 2013 of our 1.35% Senior Notes due 2018, or 2018 Notes, and our 2.80% Senior Notes due 2023, or 2023 Notes, and an increase in borrowings under various foreign bank facilities. Other, net income was $41.7 million in 2014, consisting primarily of $44.9 million in net gains on foreign currency derivative instruments and other foreign currency transactions and a loss of $3.1 million related to the impairment of a non-marketable third party equity investment. Other, net expense was $10.3 million in 2013, consisting primarily of $7.4 million in net losses on foreign currency derivative instruments and other foreign currency transactions and a loss of $3.7 million related to the impairment of a non-marketable third party equity investment, partially offset by a gain of $0.7 million on the sale of a third party equity investment.
Total net non-operating expense in 2013 was $78.5 million compared to $80.0 million in 2012. Interest income increased $0.1 million to $6.8 million in 2013 compared to $6.7 million in 2012. Interest expense increased $11.4 million to $75.0 million in 2013 compared to $63.6 million in 2012. Interest expense increased primarily due to the issuance in March 2013 of our 2018 Notes and our 2023 Notes and an increase in accrued statutory interest resulting from a change in estimate related to uncertain tax positions. Other, net expense was $10.3 million in 2013, consisting primarily of $7.4 million in net losses on foreign currency derivative instruments and other foreign currency transactions and a loss of $3.7 million related to the impairment of a non-marketable third party equity investment, partially offset by a gain of $0.7 million on the sale of a third party equity investment. Other, net expense was $23.1 million in 2012, consisting primarily of net losses on foreign currency derivative instruments and other foreign currency transactions.
Income Taxes
Our effective tax rate in 2014 was 23.0% compared to the effective tax rate of 26.5% in 2013. Included in our earnings before income taxes for 2014 are a $65.0 million upfront payment for the in-licensing of in-process research and development technologies from Medytox, a $15.0 million development milestone payment associated with the technologies in-licensed from Medytox, a $10.0 million expense for the purchase of an in-process research and development asset, a $37.3 million charge for estimated bad debts in Venezuela, a loss of $3.1 million related to the impairment of a non-marketable third party equity investment, restructuring charges of $245.0 million, $80.5 million of other expenses associated with the July 2014 restructuring plan, $12.0 million of other expenses for the January 2014 realignment of certain business, $15.1 million of income related to changes in the fair value of contingent consideration associated with certain business combination agreements and $128.0 million of expenses associated with the Allergan Board of Directors' consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan. In 2014 we recorded no income tax benefits related to the upfront payment for the in-licensing of technology from Medytox, the development milestone payment associated with the technologies in-licensed from Medytox, or for the changes in the fair value of contingent consideration liabilities, $3.4 million of income tax benefits related to the expense for the purchase of an in-process research and development asset, $5.0 million of income tax benefits related to the estimated bad debts in Venezuela, $1.1 million of income tax benefits related to the impairment of a non-marketable third party equity investment, $69.5 million of estimated income tax benefits related to the restructuring charges, $24.9 million of income tax benefits related to other costs associated with the July 2014 restructuring plan, $3.9 million of income tax benefits related to other expenses associated with the January 2014 realignment of certain business functions and $45.5 million of income tax benefits related to expenses associated with the Allergan Board of Directors' consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan. In 2014, we also recorded income tax benefits of $13.3 million for changes in estimated taxes related to tax positions included in prior year filings, which resulted primarily from the re-measurement of certain transfer pricing positions. Excluding the impact of the pre-tax charges of $580.8 million and the income tax benefits of $166.6 million for the items discussed above, our adjusted effective tax rate for 2014 was 24.3%. We believe that the use of an adjusted effective tax rate provides a more meaningful measure of the impact of income taxes on our results of operations because it excludes the effect of certain items that are not included as part of our core business activities. This allows investors to better determine the effective tax rate associated with our core business activities.

The calculation of our adjusted effective tax rate for 2014 is summarized below:

(in millions)
Earnings from continuing operations before income taxes, as reported	$1,989.3
Upfront payment for the in-licensing of in-process research and development technologies from Medytox	65.0
Development milestone payment associated with technologies from Medytox	15.0
Expense for the purchase of an in-process research and development asset	10.0
Expense for estimated bad debts in Venezuela	37.3
Impairment of a non-marketable third party equity investment	3.1
Restructuring charges	245.0
Other expenses associated with the July 2014 restructuring plan	80.5
Other expenses associated with the January 2014 realignment of certain business functions	12.0
Changes in the fair value of contingent consideration liabilities related to business combinations	(15.1)
Expenses associated with the Allergan Board of Directors' consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan	128.0
$2,570.1

Provision for income taxes, as reported	$456.7
Income tax benefit for:
Upfront payment for the in-licensing of in-process research and development technologies from Medytox	—
Development milestone payment associated with technologies from Medytox	—
Expense for the purchase of an in-process research and development asset	3.4
Expense for estimated bad debts in Venezuela	5.0
Impairment of a non-marketable third party equity investment	1.1
Restructuring charges	69.5
Other expenses associated with the July 2014 restructuring plan	24.9
Other expenses associated with the January 2014 realignment of certain business functions	3.9
Changes in the fair value of contingent consideration liabilities related to business combinations	—
Changes in estimated taxes related to tax positions included in prior year filings	13.3
Expenses associated with the Allergan Board of Directors' consideration of unsolicited proposals from Valeant to acquire all of the outstanding shares of Allergan	45.5
$623.3
Adjusted effective tax rate	24.3%
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
Our effective tax rate in 2012 was 28.1%. Included in our earnings before income taxes for 2012 are charges related to changes in the fair value of contingent consideration associated with certain business combination agreements of $5.4 million, upfront payments of $62.5 million associated with two agreements for the in-licensing of technologies from Molecular Partners AG, the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia of $0.9 million, external costs of stockholder derivative litigation and other legal costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses of $9.7 million, $0.9 million of interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings, restructuring charges of $1.5 million and impairment of intangible assets and related costs of $22.3 million. In 2012 we recorded no income tax benefits related to the changes in the fair value of contingent consideration liabilities, $15.7 million of income tax benefits related to the upfront payments associated with the two agreements for the in-licensing of technologies from Molecular Partners AG, $0.1 million of income tax benefits related to the fair market value inventory adjustment rollout and integration costs related to the purchase of a distributor's business in Russia, $1.3 million of income tax benefits related to external costs of stockholder derivative litigation and other legal costs associated with the 2010 global settlement with the DOJ regarding our past U.S. sales and marketing practices relating to certain therapeutic uses of Botox® and other legal contingency expenses, income tax benefits of $0.3 million related to interest expense associated with changes in estimated taxes related to uncertain tax positions included in prior year filings, $0.6 million of income tax benefits related to the restructuring charges and $8.2 million of income tax benefits related to the impairment of intangible assets and related costs. In 2012 we also recorded an income tax provision of $7.7 million for changes in estimated taxes related to uncertain tax positions included in prior year filings. Excluding the impact of the pretax charges of $103.2 million and the net income tax benefits of $18.5 million for the items discussed above, our adjusted effective tax rate for 2012 was 27.5%.

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
The decrease in the adjusted effective tax rate to 24.3% in 2014 compared to the adjusted effective tax rate in 2013 of 26.3% is primarily attributable to beneficial changes in the mix of pre-tax earnings in the various countries in which we operate, a reduction in the valuation allowance against certain deferred tax assets and prior year provision to return adjustments.
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
Earnings from Continuing Operations
Our earnings from continuing operations in 2014 were $1,532.6 million compared to earnings from continuing operations of $1,272.5 million in 2013. The $260.1 million increase in earnings from continuing operations was primarily the result of the increase in operating income of $200.0 million, the decrease in net non-operating expense of $58.5 million and the decrease in the provision for income taxes of $1.6 million.
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

Net Earnings Attributable to Noncontrolling Interest
Our net earnings attributable to noncontrolling interest for our majority-owned subsidiaries were $4.6 million in 2014, $3.6 million in 2013 and $3.7 million in 2012.
In November 2013, we purchased a noncontrolling interest in a subsidiary from a minority shareholder for $18.0 million. We accounted for the purchase as an equity transaction.
Discontinued Operations
On February 1, 2013, we formally committed to pursue a sale of our obesity intervention business unit, including the assets related to the Lap-Band® gastric band system and the Orbera™ intra-gastric balloon system. Accordingly, beginning in the first quarter of 2013, we have reported the financial results from that business unit as discontinued operations in the consolidated statements of earnings and the remaining assets related to that business unit as assets of discontinued operations in the consolidated balance sheets.
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
For the year ended December 31, 2013, we reported a total pre-tax loss of $408.2 million ($297.9 million after tax) on the disposal of the obesity intervention business unit net assets. The pre-tax loss includes transaction costs of approximately $2.6 million, consisting primarily of investment banking fees. For the year ended December 31, 2014, we recognized an additional pre-tax loss of $2.5 million ($3.8 million after tax), on the disposal of the obesity intervention business unit net assets.
In connection with the sale of the obesity intervention business, we also entered into certain transitional service agreements designed to facilitate the orderly transfer of business operations to Apollo. These agreements primarily relate to administrative services in the United States and distribution services outside of the United States, all of which are generally to be provided for a period of up to 12 months. We will also manufacture and supply products to Apollo for a transitional period not to exceed 24 months in order to allow Apollo adequate time to obtain regulatory approval for licenses and manufacturing facilities. The continuing cash flows from these agreements are not significant, and we have no significant continuing involvement in the obesity intervention business. Net sales made pursuant to the manufacturing and distribution agreements are recorded as product net sales in the consolidated statements of earnings and are reflected as other medical devices product net sales.
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

The following table summarizes the results of operations from discontinued operations for the years ended December 31, 2013 and 2012, respectively:

	2013	2012
	(in millions)
Product net sales	$114.4	$159.5

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	20.2	24.3
Selling, general and administrative	57.9	75.3
Research and development	5.0	12.3
Amortization of intangible assets	10.3	41.1
Restructuring charges	—	4.2

Earnings from discontinued operations before income taxes	21.0	2.3
Provision for income taxes	(6.9)	(0.5)
Earnings from discontinued operations, net of income taxes	$14.1	$1.8

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
Historically, we have generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $1,927.8 million in 2014 compared to $1,695.4 million in 2013 and $1,599.9 million in 2012. Cash flow from operating activities increased in 2014 compared to 2013 primarily as a result of an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items, and a decrease in cash required to fund changes in trade receivables and an increase in accrued expenses and other liabilities, partially offset by an increase in cash used to fund changes in inventories, other current assets, other non-current assets, accounts payable and income taxes. In 2014, we made upfront and milestone payments of $80.0 million related to a license agreement and an upfront payment of $10.0 million for the purchase of certain dermal filler technology under development that has not achieved regulatory approval compared to an upfront payment of $6.5 million for a license and collaboration agreement in 2013, which were included in our net earnings for the respective periods. We paid pension contributions of $51.9 million in 2014 compared to $42.3 million in 2013.
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
Net cash provided by investing activities was $182.7 million in 2014 compared to net cash used in investing activities of $1,375.3 million in 2013 and net cash used in investing activities of $589.3 million in 2012. In 2014, we received $1,815.9 million from the maturities of short-term investments and collected $1.8 million from the 2013 sale of the obesity intervention business. In 2014, we purchased $1,269.8 million of short-term investments, paid $67.5 million for the acquisition of LiRIS, paid $20.3 million for equity investments and $15.0 million for licensing and developed technology intangible assets. Additionally, we invested $243.9 million in new facilities and equipment and $19.0 million in capitalized software. We currently expect to invest between approximately $200 million and $220 million in capital expenditures for manufacturing and administrative facilities, manufacturing equipment and other property, plant and equipment during 2015.
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
Net cash used in financing activities was $204.0 million in 2014 compared to net cash provided by financing activities of $28.2 million in 2013 and net cash used in financing activities of $717.5 million in 2012. In 2014, we repurchased approximately 6.1 million shares of our common stock for $839.2 million, paid $59.6 million in dividends to stockholders and paid contingent consideration of $10.2 million. This use of cash was partially offset by $16.5 million in net borrowings of notes payable, $521.0 million received from the sale of stock to employees and $167.5 million in excess tax benefits from share-based compensation.
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
As of December 31, 2014, $3,194.5 million of our existing cash and equivalents and short-term investments are held by non-U.S. subsidiaries. We currently plan to use these funds indefinitely in our operations outside the United States. Withholding and U.S. taxes have not been provided for unremitted earnings of certain non-U.S. subsidiaries because we have reinvested these earnings indefinitely in such operations. At December 31, 2014, we had approximately $4,485.3 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Tax costs would be incurred if these earnings were remitted to the United States.
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
At December 31, 2014, we had a committed long-term credit facility, a commercial paper program, a shelf registration statement that allows us to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. Our committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon our request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $800.0 million in borrowings. However, our combined borrowings under our committed long-term credit facility and our commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. We believe we were in compliance with these covenants at December 31, 2014. At December 31, 2014, we had no borrowings under our committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $72.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. We may from time to time seek to retire or purchase our outstanding debt.
Dividends and Stock Repurchase Program
Effective February 2, 2015, our Board of Directors declared a cash dividend of $0.05 per share, payable March 20, 2015 to stockholders of record on February 27, 2015.
We maintain an evergreen stock repurchase program. Our evergreen stock repurchase program authorizes us to repurchase our common stock for the primary purpose of funding our stock-based benefit plans. Under the stock repurchase program, we may maintain up to 18.4 million repurchased shares in our treasury account at any one time. At December 31, 2014, we held approximately 8.4 million treasury shares under this program. Pursuant to our evergreen stock repurchase program, we entered into certain stock repurchase plans that authorized our brokers to purchase our common stock traded in the open market. The terms of the plans set forth an aggregate maximum limit of 6.0 million shares to be repurchased in the first half of 2014, and the aggregate maximum limit of the plans has been satisfied.
Trade Receivables Supplemental Information
We sell products to public and semi-public hospitals in Italy and Spain, which are wholly or partially funded by their respective sovereign governments. The following table provides information related to trade receivables outstanding as of December 31, 2014 from product net sales in Italy and Spain:

	Italy	Spain
	(in millions)
Trade receivables from public and semi-public hospitals primarily funded by the sovereign government	$16.3	$16.5
Trade receivables from other customers	7.2	14.9
Total trade receivables	$23.5	$31.4

Amount of trade receivables that is past due	$11.2	$13.6
Allowance for doubtful accounts	$5.8	$1.5
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
As of December 31, 2014, we have no significant trade accounts receivable from customers in Greece or Portugal that are primarily funded by their respective sovereign governments.

In the third quarter of 2014, we recorded an estimated bad debt charge of $37.3 million related to certain U.S. dollar denominated trade receivables from local customers in Venezuela. The estimated charge for bad debts was based on an analysis at that time of our U.S. dollar denominated trade receivable payment and non-payment trends over the last 12 months in relation to currency exchange controls administered by the National Center for Foreign Commerce, or CENCOEX, a Venezuela government body, and our review of other relevant communications by CENCOEX and economic data regarding the current state of Venezuela’s economy. Based on our analysis, we concluded that the likelihood of a bad debt loss for our U.S. dollar denominated trade receivables generated prior to October 2013 was probable.
Trade receivables generated from product sales in Venezuela subsequent to September 2013 have generally been paid on a regular basis by CENCOEX at the published preferred exchange rate for pharmaceutical products, so we are continuing to supply certain products to our one major distributor, a sizeable multinational corporation, within self-imposed credit limits, under the assumption that CENCOEX will continue to allow U.S. dollar denominated trade receivables, which are properly registered with CENCOEX, to be paid within normal trade terms. We are continuing to make efforts to collect the outstanding older trade receivables that have been reserved, and any future recovery will be recorded when realized.
As of December 31, 2014, we had net trade receivables from the distributor in Venezuela of approximately $15.5 million, which are subject to currency exchange controls administered by CENCOEX. The payment of our trade receivables is required to be approved through CENCOEX’s administration of monthly allocations of foreign currency provided by the Central Bank of Venezuela. We have experienced a lower amount of payments from CENCOEX for trade receivables from this distributor in the fourth quarter of 2014 compared to payments received in the prior three quarters of 2014. Our trade receivables are subject to future potential currency devaluation actions that could be taken by the Venezuelan government, which have occurred several times in the past. The agreement with our distributor contains certain terms that limit our exposure to devaluation risk, but because of the unpredictable economic stability in Venezuela, our trade receivables in Venezuela may become subject to a material devaluation.
Acquisitions and Collaborations
On August 13, 2014, we completed the acquisition of LiRIS for an upfront payment of $67.5 million plus up to an aggregate of $295.0 million in payments contingent upon achieving certain future development milestones and up to an aggregate of $225.0 million in payments contingent upon achieving certain commercial milestones. The estimated fair value of the contingent consideration as of the acquisition date was $170.5 million.
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
Other Liquidity Matters
As part of an ongoing effort to improve efficiency and productivity which will further increase stockholder value, in July 2014 we completed a global review of our structures and processes, portfolio of research and development projects and marketed products, and our geographies in an effort to prioritize the highest value investments. As a result of this review, we initiated a restructuring of our global operations that we estimate will deliver annual pre-tax savings exceeding $475 million in calendar year 2015. We currently estimate that we will incur total non-recurring pre-tax charges of between $325.0 million and $375.0 million in connection with the restructuring and other costs, of which $80.0 million and $90.0 million will be a non-cash charge. We began to incur these non-recurring charges in the third quarter of 2014 and expect to continue to incur them through the second quarter of 2015.
A generic version of Zymaxid® was launched in the United States in October 2013. A generic version of Latisse® was approved by the FDA in December 2014, and we expect to face generic competition for Latisse® in 2015. In addition, our products compete with generic versions of some branded pharmaceutical products sold by our competitors. We do not believe that our liquidity will be materially impacted in 2015 by generic competition.
At December 31, 2014, we had net pension and postretirement benefit obligations totaling $317.0 million. Future funding requirements are subject to change depending on the actual return on net assets in our funded pension plans and changes in actuarial assumptions. In 2015, we expect to pay pension contributions of between $10.0 million and $15.0 million for our U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for our other postretirement plan.

Additionally, in 2014 we initiated and completed a program to offer voluntary lump-sum pension payouts to terminated vested participants of our U.S. qualified defined benefit pension plan. The program provided participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. As part of this voluntary lump-sum program, we paid approximately $63.6 million from our pension assets with a corresponding reduction in pension obligations and recognized an associated $13.0 million settlement charge.
We believe that the net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facilities and existing cash and equivalents and short-term investments, will provide us with sufficient resources to meet our current expected obligations, working capital requirements, debt service and other cash needs over the next year.
Inflation
Although at reduced levels in recent years and at the end of 2014, inflation continues to apply upward pressure on the cost of goods and services that we use. The competitive and regulatory environments in many markets substantially limit our ability to fully recover these higher costs through increased selling prices. We continually seek to mitigate the adverse effects of inflation through cost containment and improved productivity and manufacturing processes.
Foreign Currency Fluctuations
Approximately 36.6% of our product net sales in 2014 were derived from operations outside the United States, and a portion of our international cost structure is denominated in currencies other than the U.S. dollar. As a result, we are subject to fluctuations in sales and earnings reported in U.S. dollars due to changing currency exchange rates. We routinely monitor our transaction exposure to currency rates and implement certain economic hedging strategies to limit such exposure, as we deem appropriate. The net impact of foreign currency fluctuations on our sales was a decrease of $93.0 million and $41.1 million in 2014 and 2013, respectively. The 2014 sales decrease included $18.4 million related to the euro, $17.1 million related to the Brazilian real, $9.1 million related to the Australian dollar, $18.9 million related to the Canadian dollar, $13.5 million related to the Turkish lira, $12.4 million related to the Argentine peso and $12.9 million related to other currencies, partially offset by an increase of $9.3 million related to the U.K. pound. The 2013 sales decrease included $20.1 million related to the Brazilian real, $9.5 million related to the Australian dollar, $7.5 million related to the Canadian dollar, $5.0 million related to the Turkish lira, $4.4 million related to the Indian rupee, $2.3 million related to the U.K. pound and $7.8 million related to other currencies, partially offset by an increase of $15.5 million related to the euro. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for a description of our accounting policy on foreign currency translation.
Contractual Obligations and Commitments
The table below presents information about our contractual obligations and commitments at December 31, 2014:

	Payments Due by Period
	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
	(in millions)
Debt obligations (a)	$155.1	$915.2	$315.2	$1,055.3	$2,440.8
Operating lease obligations	60.2	79.8	36.1	51.1	227.2
Purchase obligations	460.6	136.0	61.9	0.5	659.0
Pension minimum funding (b)	20.7	18.6	20.6	—	59.9
Other obligations (c)	53.8	201.3	62.5	354.8	672.4
Total	$750.4	$1,350.9	$496.3	$1,461.7	$4,059.3
 ——————————

(a)	Debt obligations include expected principal and interest obligations, but exclude an unamortized amount related to a terminated interest rate swap of $17.8 million at December 31, 2014.

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

(c)	Other obligations include contingent consideration liabilities, deferred executive compensation liabilities and certain other long-term obligations.

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
As of December 31, 2014, we had no interest rate swap contracts outstanding. However, we may from time to time seek to enter into interest rate hedge transactions in the future.
Interest Rate Risk
Our interest income and expense are more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in U.S. interest rates affect the interest earned on our cash and equivalents and short-term investments and interest expense on our debt, as well as costs associated with foreign currency contracts.
On January 31, 2007, we entered into a nine-year, two-month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the $800.0 million aggregate principal amount of our 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, we terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, we added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. As of December 31, 2014 and 2013, the unamortized amount of the terminated interest rate swap included in the carrying value of the 2016 Notes was $17.8 million and $31.5 million, respectively. During 2014, 2013 and 2012, we recognized $13.7 million, $13.1 million and $13.8 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, we entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. We entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for our 2016 Notes. In April 2006, we terminated the interest rate swap contracts and received approximately $13.0 million. The total gain is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. As of December 31, 2014, the remaining unrecognized gain, net of tax, of $1.0 million is recorded as a component of accumulated other comprehensive loss.
At December 31, 2014, we had approximately $72.1 million of variable rate debt. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.7 million. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. Therefore, higher interest costs could occur if interest rates increase in the future.

The following tables present information about certain of our investment portfolio and our debt obligations at December 31, 2014 and 2013.

	December 31, 2014
	Maturing in							Fair Value
	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$55.0	$—	$—	$—	$—	$—	$55.0	$55.0
Weighted Average Interest Rate	0.18%	—	—	—	—	—	0.18%
Foreign Time Deposits	47.7	—	—	—	—	—	47.7	47.7
Weighted Average Interest Rate	1.15%	—	—	—	—	—	1.15%
Other Cash Equivalents	4,173.9	—	—	—	—	—	4,173.9	4,173.9
Weighted Average Interest Rate	0.05%	—	—	—	—	—	0.05%
Total Cash Equivalents and Short-Term Investments	$4,276.6	$—	$—	$—	$—	$—	$4,276.6	$4,276.6
Weighted Average Interest Rate	0.07%	—	—	—	—	—	0.07%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$817.5	$20.0	$249.7	$—	$998.1	$2,085.3	$2,095.5
Weighted Average Interest Rate	—	3.94%	5.65%	1.39%	—	3.21%	3.30%
Other Variable Rate (non-US$)	72.1	—	—	—	—	—	72.1	72.1
Weighted Average Interest Rate	8.83%	—	—	—	—	—	8.83%
Total Debt Obligations	$72.1	$817.5	$20.0	$249.7	$—	$998.1	$2,157.4	$2,167.6
Weighted Average Interest Rate	8.83%	3.94%	5.65%	1.39%	—	3.21%	3.49%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $17.8 million related to a terminated interest rate swap associated with the 2016 Notes.

	December 31, 2013
	Maturing in							Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions, except interest rates)
ASSETS
Cash Equivalents and Short-Term Investments:
Commercial Paper	$2,016.8	$—	$—	$—	$—	$—	$2,016.8	$2,016.8
Weighted Average Interest Rate	0.07%	—	—	—	—	—	0.07%
Foreign Time Deposits	370.3	—	—	—	—	—	370.3	370.3
Weighted Average Interest Rate	0.39%	—	—	—	—	—	0.39%
Other Cash Equivalents	1,080.4	—	—	—	—	—	1,080.4	1,080.4
Weighted Average Interest Rate	0.16%	—	—	—	—	—	0.16%
Total Cash Equivalents and Short-Term Investments	$3,467.5	$—	$—	$—	$—	$—	$3,467.5	$3,467.5
Weighted Average Interest Rate	0.13%	—	—	—	—	—	0.13%

LIABILITIES
Debt Obligations:
Fixed Rate (US$) (a)	$—	$—	$831.0	$20.0	$249.5	$997.8	$2,098.3	$2,163.8
Weighted Average Interest Rate	—	—	3.94%	5.65%	1.39%	3.21%	3.30%
Other Variable Rate (non-US$)	55.6	—	—	—	—	—	55.6	55.6
Weighted Average Interest Rate	6.07%	—	—	—	—	—	6.07%
Total Debt Obligations	$55.6	$—	$831.0	$20.0	$249.5	$997.8	$2,153.9	$2,219.4
Weighted Average Interest Rate	6.07%	—	3.94%	5.65%	1.39%	3.21%	3.38%
——————————

(a)	The carrying value of debt obligations maturing in 2016 includes an unamortized amount of $31.5 million related to a terminated interest rate swap associated with the 2016 Notes.
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
The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2014 and 2013. The information is provided in U.S. dollars, as presented in our consolidated financial statements:

	December 31, 2014		December 31, 2013
	Notional Amount	Average Contract Rate or Strike Amount	Notional Amount	Average Contract Rate or Strike Amount
	(in millions)		(in millions)
Foreign currency forward contracts:
(Receive U.S. dollar/pay foreign currency)
Japanese yen	$9.9	116.80	$9.2	103.02
Australian dollar	5.3	0.82	9.3	0.88
Russian ruble	17.1	72.72	16.5	33.42
Polish zloty	0.5	3.38	—	—
	$32.8		$35.0

Estimated fair value	$(2.8)		$0.1

Foreign currency forward contracts:
(Pay U.S. dollar/receive foreign currency)
Euro	$37.5	1.25	$41.3	1.38

Estimated fair value	$(1.1)		$0.1

Foreign currency sold — put options:
Canadian dollar	$105.8	1.12	$95.4	1.04
Mexican peso	21.7	14.91	17.7	13.12
Australian dollar	42.8	0.88	44.8	0.92
Brazilian real	32.3	2.69	29.7	2.42
Euro	521.2	1.38	245.5	1.36
Korean won	19.7	1,111.06	18.5	1,062.71
Turkish lira	40.8	2.39	32.7	2.13
Polish zloty	9.5	3.40	9.7	3.08
Swiss franc	9.3	0.97	9.5	0.88
Russian ruble	—	—	17.0	34.09
Swedish krona	11.9	7.55	6.8	6.57
South African rand	11.6	12.14	11.0	10.72
Japanese yen	22.7	118.97	22.5	102.75
	$849.3		$560.8

Estimated fair value	$75.1		$20.2

Item 8.	Financial Statements and Supplementary Data
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.
Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Further, management determined that, as of December 31, 2014, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our management report on internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are contained in Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules.”

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following is a summary of the qualifications of each of the members of the Board, effective as of February 15, 2015:

Name	Position with Us	Audit and Finance	Corporate Governance and Compliance	Organization and Compensation	Science & Technology
David E.I. Pyott	Chairman of the Board and Chief Executive Officer
Michael R. Gallagher	Lead Independent Director		M	C
Deborah Dunsire, M.D.	Director	M			M
Trevor M. Jones, Ph.D.	Director		M		C
Louis J. Lavigne, Jr.	Director	M			M
Peter J. McDonnell, M.D.	Director		M		M
Timothy D. Proctor	Director	M		M
Russell T. Ray	Director	C		M
Henri A. Termeer	Director		C	M
Mr. Pyott’s biographical information has been included in the “Business—Executive Officers” section beginning on page 22 of this Annual Report.
MICHAEL R. GALLAGHER, 69, was Chief Executive Officer and a Director of Playtex Products, Inc., a publicly traded personal care and consumer products manufacturer, from July 1995 through his retirement in December 2004. Prior to that, Mr. Gallagher was Chief Executive Officer of North America for Reckitt & Colman plc, a consumer products company based in London. Mr. Gallagher was President and Chief Executive Officer of Eastman Kodak’s subsidiary L&F Products, a cleaning products company, from 1988 until the subsidiary was sold to Reckitt & Colman plc in 1994. Mr. Gallagher held various executive positions with the Lehn & Fink Products group of Sterling Drug, maker of Lysol® and other household cleaning products, from 1984 until its sale to Eastman Kodak in 1988. Mr. Gallagher held various general management and brand management positions with The Clorox Company and The Procter & Gamble Company.
Mr. Gallagher is a member of and past Chairman of the Board of Advisors of the Haas School of Business, University of California, Berkeley. Mr. Gallagher was elected to our Board in 1998, is Chairman of the Organization and Compensation Committee, is a member of the Corporate Governance and Compliance Committee and serves as our Board’s lead independent director.
Our Board has concluded that, with more than three decades of experience in key leadership roles at public and private personal care and consumer products companies, including as the former Chief Executive Officer of Playtex Products, Mr. Gallagher provides our Board with a wealth of business and management experience, as well as invaluable broad-based personal care and consumer products experience and is qualified to serve as one of our directors and as our Board’s lead independent director.
DEBORAH DUNSIRE, M.D., 52, has served as President and Chief Executive Officer and member of the board of directors of FORUM Pharmaceuticals, a company dedicated to developing a broad range of novel therapies for central nervous system diseases since July 2013. Prior to joining FORUM Pharmaceuticals, she served as President and Chief Executive Officer of Millennium Pharmaceuticals, Inc., The Takeda Oncology Company, from July 2005 to July 2013. Prior to joining Millennium Pharmaceuticals, Dr. Dunsire was Senior Vice President, Head of North American Oncology Operations from July 2000 to July 2005, and Vice President, Oncology Business Unit from August 1996 to June 2000, of Novartis AG, a publicly traded company focused on the research and development of products to protect and improve health and well-being. At Novartis, she helped increase the North American oncology revenues from approximately $50 million to over $2.1 billion in 10 years. From April 1988 to August 1996, Dr. Dunsire held various positions with Sandoz Laboratories, a pharmaceutical company, in the areas of product management, scientific development and clinical research. Dr. Dunsire is a former board member of the Biotechnology Industry Organization.
Dr. Dunsire is a member of the boards of numerous nonprofit organizations, such as the Museum of Science, Boston, and the Massachusetts General Hospital Research Advisory Council. Dr. Dunsire was the 2001 recipient of the American Cancer Society’s Excalibur Award and was the 2009 recipient of The Healthcare Businesswomen’s Association’s “Woman of The Year.”

Dr. Dunsire is a graduate of the medical school of the University of the Witwatersrand, South Africa. Dr. Dunsire was appointed to our Board in December 2006 and is a member of the Audit and Finance Committee and the Science & Technology Committee.
Dr. Dunsire brings to our Board considerable pharmaceutical management and operations experience. Dr. Dunsire also brings to our Board valuable insights as both a clinical researcher and a physician. Our Board has concluded that, with over 23 years of leadership experience in the scientific, clinical, operational and commercial aspects of the biological/pharmaceutical business, including as President and Chief Executive Officer of FORUM Pharmaceuticals, President and Chief Executive Officer of Millennium Pharmaceuticals, Inc. and the head of the Novartis North American oncology operations, Dr. Dunsire is qualified to serve as one of our directors.
TREVOR M. JONES, PH.D., 72, served as the Director General of the Association of the British Pharmaceutical Industry, an association representing the interests of approximately 75 British and international pharmaceutical companies, from 1994 through his retirement in August 2004. From 1987 to 1994, Prof. Jones was a director at Wellcome plc, a major healthcare business that merged with GlaxoSmithKline plc, where he was responsible for all research and development activities. At Wellcome, Prof. Jones led the successful development of numerous pharmaceutical compounds, as well as a number of over-the-counter medicines. Prof. Jones received his bachelor of pharmacy degree and Ph.D. from the University of London and is currently a visiting professor at King’s College London. He has also gained an honorary doctorate from the University of Athens as well as honorary doctorates in science from the Universities of Strathclyde, Nottingham, Bath and Bradford in the United Kingdom. Prof. Jones was recognized in the Queen’s Honors List and holds the title of Commander of the British Empire. He is also a fellow of the Royal Society of Chemistry, a fellow of the Royal Society of Medicine, a fellow of the Royal Pharmaceutical Society, an honorary fellow of the Royal College of Physicians and of its Faculty of Pharmaceutical Medicine and an honorary fellow of the British Pharmacological Society.
Prof. Jones is a member of the board of Arthurian Life Sciences Ltd., an investment fund established by the government of Wales with the objective of supporting and growing employment in life sciences and wealth creation in Wales, Simbec Research Ltd, a leading clinical research organization in the United Kingdom and one of the longest established Contract Research Organizations in Europe, Synexus Ltd., a clinical study recruitment and management specialist organization, and Verona Pharma plc, a public biotechnology company dedicated to research in respiratory diseases. Prof. Jones is a founder of the Geneva-based public-private partnership, Medicines for Malaria Venture and a founder and board member of the UK Stem Cell Foundation. Prof. Jones is a former chairman of the boards of ReNeuron Group plc and Synexus Ltd. Prof. Jones is also a former member of the boards of NextPharma Technologies Holdings Ltd., Sigma-Tau Industrie Farmaceutiche Riunite S.p.A, ReNeuron Group plc, Tecnogen S.p.A., Sigma-Tau Finanziaria S.p.A. and Sigma-Tau Pharmaceuticals, Inc. Prof. Jones was appointed to our Board in July 2004 and is a member of the Corporate Governance and Compliance Committee and is Chairman of the Science & Technology Committee.
With over 44 years of experience in research and development, and experience in the European and global pharmaceutical industry, Prof. Jones brings to our Board valuable insights in the areas of global pharmaceutical management and operations, as well as drug development. Serving as a member of the UK Government Regulatory Agency-The Medicines Commission, a member of the Prime Minister’s Task Force on the Competitiveness of the Pharmaceutical Industry, and as Chair of the Government Advisory Group on Genetics Research, Prof. Jones also brings to our Board in-depth government relations experience. For these reasons, our Board has concluded that Prof. Jones is qualified to serve as one of our directors.
LOUIS J. LAVIGNE, JR., 66, is Managing Director of Lavrite, LLC, a management consulting firm in the areas of corporate finance, accounting, management and strategy since March 2005. Prior to these consulting activities, Mr. Lavigne served as Executive Vice President and Chief Financial Officer of Genentech, Inc., a publicly traded biotechnology company, from March 1997 through his retirement in March 2005. Mr. Lavigne joined Genentech in July 1982, was named controller in 1983 and, in that position, built Genentech’s operating financial functions. In 1986, he was promoted to Vice President and assumed the position of Chief Financial Officer in September of 1988. Mr. Lavigne was named Senior Vice President in 1994 and was promoted to Executive Vice President in 1997. Prior to joining Genentech, he held various financial management positions with Pennwalt Corporation, a pharmaceutical and chemical company.
Mr. Lavigne serves on the board of Accuray Incorporated, a publicly traded radiation oncology company that develops, manufactures and sells the CyberKnife System for radiosurgery and the TomoTherapy System for radiation therapy, and is Chairman of the Board and of the Organization and Compensation Committee. He also serves on the board and is Chairman of the Audit Committee of Depomed, Inc., a publicly traded specialty pharmaceutical company focused on treating pain and other central nervous system conditions. Mr. Lavigne also serves on the boards of and is the Chairman of the Audit Committee for DocuSign, Inc., a privately held digital transaction management company, and Novocure Limited, a privately held oncology company, and is also a member of the West Audit Committee Chair Networks. Mr. Lavigne is a board member and Chairman of the UCSF Benioff Children’s Hospital Oakland, the UCSF Benioff Children’s Hospitals and the UCSF Benioff Children’s Hospitals Foundation and a member of the Audit Committee. Mr. Lavigne is a faculty member of the Babson College Executive

Education’s Bio-Pharma: Mastering the Business of Science program. Mr. Lavigne is also a Trustee of Babson College and Babson Global. Mr. Lavigne is a former member of the board and Chairman of the Audit Committees of Arena Pharmaceuticals, BMC Software, Inc., Equinix, Inc., Kyphon and SafeNet Inc. Mr. Lavigne is also a former Trustee of the California Institute of Technology and the Seven Hills School. Mr. Lavigne was appointed to our Board in July 2005 and is a member of the Audit and Finance Committee and the Science & Technology Committee.
As the former Executive Vice President and Chief Financial Officer of Genentech, where Mr. Lavigne was a member of Genentech’s Executive Committee and was responsible for Genentech’s financial, corporate relations and information technology functions, Mr. Lavigne brings to our Board a wealth of management, business operations, finance and accounting and business strategy experience in the biotechnology and pharmaceutical industries, which has led our Board to conclude that Mr. Lavigne is qualified to serve as one of our directors. Serving on the boards of several large public companies and as a member of the West Audit Committee Chair Networks, Mr. Lavigne also brings to our Board substantial public company corporate governance experience.
PETER J. MCDONNELL, M.D., 56, has served as the Director and William Holland Wilmer Professor of the Wilmer Eye Institute of the Johns Hopkins University School of Medicine since 2003, where he leads the Wilmer Eye Institute, the largest academic ophthalmology department in the country. Dr. McDonnell has also served as the Chief Medical Editor of Ophthalmology Times since 2004, and has served on the editorial boards of numerous ophthalmology journals. He served as a consultant to the United States Department of Health and Human Services in 1996 and also served as the Assistant Chief of Service at the Wilmer Eye Institute from 1987 to 1988.
Dr. McDonnell is a Member of the American Academy of Ophthalmology, American University Professors of Ophthalmology, Association for Research in Vision and Ophthalmology, Maryland Society of Eye Physicians and Surgeons, and Pan American Association of Ophthalmology. In 1999, Dr. McDonnell was named the Irving H. Leopold Professor and Chair of the Department of Ophthalmology at the University of California, Irvine. Dr. McDonnell is the recipient of research grants from the National Eye Institute, Research to Prevent Blindness, and other funding agencies. The American Academy of Ophthalmology honored Dr. McDonnell with the Honor Award in 1991 and the Senior Achievement Award in 2001. Dr. McDonnell is the elected president of the National Alliance for Eye and Vision Research, and a former member of the board of the Doheny Eye Institute and Tissue Banks International. Dr. McDonnell was appointed to our Board in January 2014, and is a member of the Corporate Governance and Compliance Committee and Science & Technology Committee.
Our Board has concluded that Dr. McDonnell is qualified to serve as one of our directors because he provides our Board with wide-ranging expertise in ophthalmology and is widely recognized as an international leader in corneal transplantation, laser refractive surgery and the treatment of dry eye. Dr. McDonnell’s depth of expertise in one of our most important specialty areas and the foundation of our success will benefit our Board and Allergan.
TIMOTHY D. PROCTOR, 65, served as General Counsel of Diageo plc, the world’s leading premium drinks business with a broad range of beverage alcohol brands across spirits, beer and wine, from January 2000 to June 2014. Prior to joining Diageo, Mr. Proctor served as the Director, Worldwide Human Resources, of Glaxo Wellcome, plc (now GlaxoSmithKline plc), a British multinational pharmaceutical company, from 1998 to 1999. From 1993 to 1998, Mr. Proctor held various roles with the United States operation subsidiary of Glaxo Wellcome, plc, including Senior Vice President, Human Resources, General Counsel and Secretary. Prior to that, Mr. Proctor served in senior legal roles at Merck & Co., a publicly traded pharmaceutical company, from 1980 to 1993.
Mr. Proctor is a member of the several notable legal associations, including the American Bar Association, Association of Corporate Counsel and the International Bar Association. Mr. Proctor has previously served on the boards of Wachovia Corporation and Northwestern Mutual Life and on the charitable boards for the Association of Corporate Counsel, CARE USA, Duke Law School, and the North Carolina Symphony Orchestra. Mr. Proctor was appointed to our Board in February 2014 and is a member of the Audit and Finance Committee and the Organization and Compensation Committee.
Mr. Proctor brings to our Board a depth of international expertise and is a well-respected leader in the area of international law. Our Board has concluded that, with more than 35 years of domestic and international corporate legal experience, Mr. Proctor is qualified to serve as one of our directors.
RUSSELL T. RAY, 67, has served as Senior Advisor to HLM Venture Partners, a private equity firm that provides venture capital to health care information technology, health care services and medical technology companies, since January 1, 2014 and Partner from September 1, 2003 to December 31, 2013. Mr. Ray was Founder, Managing Director and President of Chesapeake Strategic Advisors, a firm specializing in providing advisory services to health care and life sciences companies, from April 2002 to August 2003. From June 1999 to March 2002, Mr. Ray was Managing Director and Global Co-Head of the Credit Suisse First Boston Health Care Investment Banking Group, where he focused on providing strategic and financial advice to life sciences, health care services and medical device companies. Prior to joining Credit Suisse First Boston, Mr. Ray spent 12 years at Deutsche Bank, and its predecessor entities BT Alex. Brown and Alex. Brown & Sons, Inc., and most recently as Global Head of Health Care Investment Banking.
During Mr. Ray’s investment banking career he successfully completed over 175 acquisitions and financing transactions for health care companies in the United States, Europe and Israel. Mr. Ray is a Director of SWP Media, Inc., a closely held distributor of digital content. Mr. Ray is also a director of the Midwest Peregrine Society. Mr. Ray served as Director of Prism Education Group, Inc., a closely held post-secondary career education company from 2010 to December 31, 2014. Mr. Ray served as a Director of InfoMedics, Inc., a closely held healthcare information technology company, from December 2009 through December 2012 when the company was acquired. Mr. Ray is a Former Director of Socios Mayores en Salud. Mr. Ray was elected to our Board in April 2003, is Chairman of the Audit and Finance Committee and is a member of the Organization and Compensation Committee.
Mr. Ray is a leading expert with extensive knowledge and experience in the banking and health care industries. He contributes to our Board over 31 years of business strategy, finance and investment banking experience for life sciences, health care services and medical device companies. For these reasons, our Board has concluded that Mr. Ray is qualified to serve as one of our directors.
HENRI A. TERMEER, 68, served as President and a director of Genzyme Corporation, a global biotechnology company, beginning October 1983, as Chief Executive Officer beginning 1985 and as Chairman of the Board beginning May 1988. Mr. Termeer resigned from Genzyme in June 2011 following the acquisition of Genzyme by Sanofi in a transaction valued at more than $20 billion. In 2008, he was appointed to Massachusetts Governor Deval Patrick’s Council of Economic Advisors.
Mr. Termeer is Chairman of the Board of Aveo Pharmaceuticals, a publicly traded cancer therapeutics company, and a member of the boards of ABIOMED Inc., a publicly traded medical device company, Verastem, Inc., a publicly traded biopharmaceutical company, Medical Simulation Corporation, a privately held healthcare industry consulting service provider and Moderna Therapeutics, a privately held biotechnology company. Mr. Termeer serves on the supervisory board of ProQR Therapeutics, a Netherlands-based, publicly traded biopharmaceutical company. Mr. Termeer is a director of Massachusetts General Hospital, a board member of Partners HealthCare and a member of the board of fellows of Harvard Medical School. Mr. Termeer is also a member of the board of the Massachusetts Institute of Technology and serves on its Executive Committee, is a board member of the Biotechnology Industry Organization, the Life Sciences Foundation, WGBH and Boston Ballet. He is Chairman Emeritus of the New England Healthcare Institute, a nonprofit, applied research health policy organization he was instrumental in founding. Mr. Termeer was a former member of the board of the Federal Reserve Bank of Boston from 2007 to 2011 and its chairman from 2010 to 2011, and a former member of the board of Pharmaceutical Research and Manufacturers of America. In 2010, Mr. Termeer was inducted into the Academy of Distinguished Entrepreneurs, which was established by Babson College to recognize the economic and social contributions of business pioneers. Mr. Termeer received the Pharmaceuticals and Biotechnology Lifetime Achievement Award from Frost and Sullivan in 2009, and was selected by Ernst & Young for its Master Entrepreneur Award in 2007 for the role he has played in guiding the overall development of the biotech industry. Mr. Termeer has also been inducted as a Fellow in the American Academy of Arts and Sciences and was elected in 2005 to Honorary Fellowship at the British Royal College of Physicians. Mr. Termeer was appointed to our Board in January 2014, is Chairman of the Corporate Governance and Compliance Committee and is a member of the Organization and Compensation Committee.
Mr. Termeer brings to our Board over 31 years of experience in key leadership roles at Genzyme, a global biotechnology company dedicated to making a major impact on the lives of people with serious diseases. Mr. Termeer provides our Board with a wealth of expertise in the pharmaceutical and biotechnology industries, having served as a director of several public and private healthcare companies and organizations. For these reasons, our Board has concluded that Mr. Termeer is qualified to serve as one of our directors.
Executive Officers. This information has been included in the “Business—Executive Officers” section beginning on page 22 of this Annual Report.
Audit and Finance Committee
The Audit and Finance Committee is composed of Mr. Ray (chairperson), Messrs. Lavigne and Proctor and Ms. Dunsire. Our Board has determined that Messrs. Ray and Lavigne meet the definition of an audit committee financial expert, as set forth in Item 407(d)(5)(ii) of Regulation S-K. The Audit and Finance Committee held eight (8) meetings during 2014 and each member of the Audit and Finance Committee attended at least 75% of the total meetings of the committee held when he or she was a member.

Pursuant to the charter adopted for the Audit and Finance Committee, the primary role of the Audit and Finance Committee is to assist our Board in its oversight of our financial reporting process. Our management is responsible for the preparation, presentation and integrity of our financial statements, and for maintaining appropriate accounting and financial reporting principles and policies and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Our independent registered public accounting firm is responsible for auditing our financial statements and expressing an opinion as to their conformity with generally accepted accounting principles as well as auditing our internal controls over financial reporting and expressing an opinion as to their effectiveness. The Audit and Finance Committee:

•	reviews the integrity of our financial statements, financial reporting process and systems of internal controls regarding finance, accounting and legal compliance;

•	assists our Board in its oversight of our compliance with legal and regulatory requirements;

•	assists our Board in its oversight of enterprise-wide risk management;

•	reviews the independence, qualifications and performance of our independent registered public accounting firm and internal audit department;

•	provides an avenue of communication among the independent registered public accounting firm, management, the internal audit department and our Board;

•	prepares the report that SEC rules require be included in our annual proxy statement;

•
reviews and discusses with management and our independent registered public accounting firm our annual audited consolidated financial statements, audit of internal controls over financial reporting and quarterly unaudited financial statements;

•	retains, terminates and annually reconfirms our independent registered public accounting firm for the fiscal year;

•	meets with our independent registered public accounting firm to discuss the scope and results of their audit examination and the fees related to such work;

•	meets with our internal audit department and financial management to:

•	review the internal audit department’s activities and to discuss our accounting practices and procedures;

•	review the adequacy of our accounting and control systems; and

•	report to our Board any considerations or recommendations the Audit and Finance Committee may have with respect to such matters;

•
reviews the audit schedule and considers any issues raised by members of the Audit and Finance Committee, our independent registered public accounting firm, the internal audit staff, the legal staff or management;

•
reviews the independence of our independent registered public accounting firm, and the range of audit and non-audit services provided and fees charged by our independent registered public accounting firm;

•
manages the receipt, retention and treatment of complaints we may receive regarding accounting, internal accounting controls or audit matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	performs an annual self-evaluation;

•
pre-approves audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence;

•	reviews, approves or modifies management recommendations on corporate financial strategy and policy and, where appropriate, makes recommendations to our Board; and

•	discusses with our management the certification of our financial reports by our principal executive officer and principal financial officer.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the NYSE.

Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required, we believe that during the fiscal year ended December 31, 2014, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a).
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Business Conduct and Ethics applies to all directors, consultants and employees, including our principal executive officer and our principal financial officer and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Business Conduct and Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. A copy of the Code of Business Conduct and Ethics is available on the Corporate Governance & Certificates section of our website at www.allergan.com. We may post amendments to or waivers of the provisions of the Code of Business Conduct and Ethics, if any, made with respect to any directors and employees on that website.

Item 11.	Executive Compensation
Compensation Disclosure
Compensation Discussion and Analysis
This Compensation Discussion and Analysis section discusses our executive compensation policies and programs and the compensation decisions made in 2014 for our named executive officers who are generally defined under the SEC’s proxy rules as a company’s chief executive officer, each chief financial officer serving during the applicable fiscal year and the other three most highly compensated employees who were serving as executive officers at year-end. For 2014, our named executive officers were:

•	David E.I. Pyott, Chairman of the Board and Chief Executive Officer;

•	Douglas S. Ingram, President;

•	James M. Hindman, Executive Vice President, Finance and Business Development, Chief Financial Officer;

•	Jeffrey L. Edwards, our former Executive Vice President, Finance and Business Development, Chief Financial Officer;

•	Scott M. Whitcup, M.D., Executive Vice President, Research and Development, Chief Scientific Officer; and

•	Raymond H. Diradoorian, Executive Vice President, Global Technical Operations
As previously disclosed, on August 18, 2014, Mr. Edwards resigned from his position as Executive Vice President, Finance and Business Development, Chief Financial Officer due to family commitments. Mr. Edwards has been succeeded by James M. Hindman.
Compensation Objectives
The Organization and Compensation Committee, or the Compensation Committee, administers the compensation policies and programs for our senior executives, as well as our equity-based incentive compensation plans and rewards strategies for all employees. The Compensation Committee evaluates and sets executive compensation consistent with our stated philosophy to provide a compensation package that ensures the focus, motivation and retention of a superior senior management team, and delivers significant rewards for superior performance and consequences for underperformance. Specifically, the Compensation Committee’s compensation philosophy is to:

•	provide a total executive compensation program that is competitive with other companies in the pharmaceutical, biotechnology and medical device industries with which we compete for executive talent;

•
place a significant portion of executive compensation at risk by linking cash incentive compensation to the achievement of pre-established corporate financial performance objectives and other key objectives within the executive’s area of responsibility, and by using equity as a key component of our executive compensation program;

•	provide long-term incentive compensation that focuses executives’ efforts on building stockholder value by aligning their interests with those of our stockholders; and

•	promote stability and retention of our senior management team.
Consistent with our performance-based philosophy, approximately 76.8% of our named executive officers’ potential 2014 compensation was delivered pursuant to performance- and/or equity-based compensation programs. These programs include annual cash incentive awards that pay out based on our short-term financial performance and our equity awards, primarily in the form of stock options and performance-based RSUs for the named executive officers, which reward long-term performance. These awards, coupled with mandatory stock ownership guidelines, align the interests of management with those of our stockholders.
At our annual meeting of stockholders last year, our stockholders expressed strong support for our executive compensation programs and the compensation of our named executive officers, with an approval rate of approximately 93% for our Say-on-Pay resolution. In order to build on this strong stockholder support for our performance-based philosophy, in November 2014, the Compensation Committee further strengthened the executive compensation program to include performance-vesting equity awards tied to our 2016 Adjusted EPS targets, as described more fully below. The Compensation Committee continuously endeavors to ensure that management’s interests are aligned with those of our stockholders and support long-term value creation.
Approach for Determining Form and Amount of Compensation
The Compensation Committee annually determines the compensation levels for our executive officers by considering several factors, including competitive market practices, each executive officer’s role and responsibilities, the executive officer’s performance of those responsibilities and our current and historical financial performance.
Use of External Compensation Consultant
The Compensation Committee works with an external, independent compensation consultant to assist the Compensation Committee in its duties, including providing advice regarding market trends relating to the form and amount of compensation. Frederic W. Cook & Co., Inc., or Cook & Co., was engaged for 2014 as the compensation consultant for the Compensation Committee. The Compensation Committee has taken great care to ensure that the advice provided by its external compensation consultant is objective and unbiased. Cook & Co. performs no work for us other than its work providing executive compensation consulting services to the Compensation Committee and reports directly to the Compensation Committee through its chairperson. In addition, Cook & Co. annually provides a certification to the Compensation Committee regarding its independence and provision of services. The Compensation Committee has assessed the independence of Cook & Co. and concluded that no conflicts of interest exist that would prevent Cook & Co. from providing independent and objective advice to the Compensation Committee.
Cook & Co. provides the Compensation Committee with third-party data and analyses, advice and expertise on competitive practices and trends, executive compensation plan design and proposed compensation forms and levels.
Comparison to Market Practices
The Compensation Committee annually compares the levels and elements of compensation that we provide to our executive officers with the levels and elements of compensation provided to their counterparts in the pharmaceutical, biotechnology and medical device industries with which we compete for executive talent. The Compensation Committee uses this comparison data as a guideline in its review and determination of base salaries, annual performance incentive awards and long-term incentive compensation. We strongly believe in retaining the best talent available on our senior management team. To retain and motivate these key individuals, the Compensation Committee may determine that it is in our best interests to provide compensation packages to one or more members that may deviate from the general principle of targeting compensation at specified levels.
The levels and elements of cash compensation that we provide are compared to a “market composite” of data that includes, where available, proxy information for all of the companies in our peer group as well as industry-specific published survey data. The survey data and the peer group data are intended to be complementary to one another, with the survey data providing a broader industry-wide component and the peer group data providing information regarding companies most directly comparable to us. Both data sources are based on job and functional responsibility and are adjusted to reflect the size and scope of responsibility for each position. For its 2013 year-end market analysis, which the Compensation Committee reviewed in making compensation decisions for 2014, Cook & Co. generally used a blend of peer group and pharmaceutical survey data. The pharmaceutical survey data was collected from the following published compensation surveys: Towers Watson 2013 U.S. CDB Executive Compensation

Survey—Pharmaceutical and Health Sciences, and Mercer 2013 U.S. SIRS Executive Survey—Life Sciences Industry. Long-term incentive award guidelines also were constructed based on pharmaceutical and general industry survey data from the Towers Watson 2013 U.S. CDB Pharmaceutical and General Industry Executive Compensation Databases. Equity awards to our executive officers are based on these guidelines as well as peer group company data where available.
The peer group that the Compensation Committee used to compare the levels and elements of compensation that we provided to our executive officers in 2014 consisted of the following companies: Johnson & Johnson, Abbott Laboratories, Eli Lilly and Company, Bristol-Myers Squibb Company, Amgen Inc., Gilead Sciences, Inc., Stryker Corporation, St. Jude Medical, Inc., Biogen Idec Inc., Forest Laboratories, Inc., Celgene Corporation, Endo Health Solutions Inc., Valeant Pharmaceuticals International, Inc. and AbbVie Inc. The companies in the peer group for whom public data is available have the following profile:

	Allergan, Inc.		Peer Group
Revenue(1)	$7.2 billion	Range:	$5.6 – $74.3 billion
		Median:	$17.7 billion
Market Capitalization(2)	$65.8 billion	Range:	$19.4 – $286.8 billion
		Median:	$93.5 billion
____________________

(1)	Revenue reflects the most recent four quarters available as of February 3, 2015.

(2)	As of February 3, 2015.
The Compensation Committee, with the help of Cook & Co., periodically reviews the composition of the peer group and the criteria used for selection, considering modifications where needed. We believe that company size should not be the only factor in determining our peer group. Instead, we also look to whether a company competes directly with us in the pharmaceutical, biotechnology and medical device markets, in terms of products and services, reinvestment capital or key talent. In recent years there has been significant consolidation in our industry through mergers and acquisitions, thereby limiting the number of companies available as appropriate peers. As a result, some of our peer companies fall outside of the target revenue range of one-half to two times our size that might be considered optimal. However, we believe that it is important to include in our peer group companies that may be outside this range, but with which we compete for products, capital and executive talent, rather than select peer companies that may be engaged in entirely different and unrelated businesses such as pharmaceutical generics, pharmaceutical distribution or medical insurance companies. We are a branded pharmaceutical and medical device company with an innovative high growth, high margin business model requiring significant R&D reinvestment annually. We do not compete with low margin generic manufacturers which have significantly different R&D and investment and operating models. The companies in our 2014 primary peer group represented our primary competitors for executive talent and operate in a similarly complex regulatory and research-driven environment.
For our market comparisons in 2015, we added Actavis plc, Regeneron Pharmaceuticals, Inc. and Alexion Pharmaceuticals Inc. and removed Johnson & Johnson. For its 2014 year-end market analysis, which the Compensation Committee reviewed in making compensation decisions for 2015, the pharmaceutical survey data was collected from the Towers Watson 2014 U.S. CDB Executive Compensation Survey—Pharmaceutical and Health Sciences.
Compensation History and Tally Sheets
At least annually, with the help of Cook & Co., the Compensation Committee reviews the form of tally sheet and each named executive officer’s compensation history for the past three years, including each component of compensation and how it compared to market data, as well as each named executive officer’s level of stock ownership. The Compensation Committee also reviews tally sheets setting forth the expected value of annual compensation and benefits for each named executive officer, including base salaries, potential annual cash incentive payouts at minimum, target and maximum levels, long-term incentive compensation, including the number of stock options and restricted stock awards or restricted stock units granted and their grant date fair values, and the annualized cost of other benefits and perquisites. The tally sheets also set forth the accumulated value of benefits and compensation to each named executive officer, including the accumulated value of equity grants, the accumulated value of benefits under our retirement and savings and investment plans, and the accumulated value of potential payouts under different termination scenarios, including under our severance and change in control arrangements.
The Role of Our Chief Executive Officer
While the Compensation Committee has overall responsibility for establishing the elements, level and administration of our executive compensation programs, our Chief Executive Officer and members of our Human Resources Department routinely participate in this process, as does the Compensation Committee’s external, independent compensation consultant. Our Chief Executive Officer conducts in-depth performance reviews of each of the other executive officers and provides a summary of this review to the Compensation Committee. Our Chief Executive Officer also makes recommendations to the Compensation

Committee regarding adjustments to these executives’ base salaries, target bonus opportunities, equity awards and perquisites, as required and based on their performance and market considerations. Subject to the Compensation Committee’s approval, our Chief Executive Officer also allocates the Management Bonus Plan pool to our businesses and/or functions based on each business’ and/or function’s results, and recommends any adjustments to the other named executive officers’ awards based on his evaluation of their performance. Our Chief Executive Officer’s recommendations are one of several important factors considered by the Compensation Committee in making its determinations regarding our executive compensation programs. The Chief Executive Officer also prepares a detailed assessment of his own performance and submits such self-assessment to the Compensation Committee and full Board for their review and consideration.
Components of Compensation
The major compensation elements for our named executive officers are base salaries, annual performance-based bonuses, equity grants, and retirement and other benefits. In designing and administering our executive compensation programs, we attempt to strike an appropriate balance among each of these key elements of compensation. Each of these elements is an integral part of, and supports, our overall compensation objectives.
Base Salaries
Base salaries provide our executive officers with a reasonable degree of financial certainty and stability. The Compensation Committee annually reviews and determines the base salaries of our executive officers. Salaries are also reviewed in the case of executive promotions or other significant changes in responsibilities and, in the case of new-hires, are evaluated at the time of hire.
In setting an executive’s base salary in a particular year, the Compensation Committee takes into account competitive salary practices, the executive’s scope of responsibilities, the results previously achieved by the executive, the executive’s development potential and the executive’s historical base salary level. In order to attract and retain highly qualified executives, base salaries paid to our executive officers are generally targeted at the market median.
In February 2014, the Compensation Committee approved salary increases, effective February 2014, of 3% for each of Messrs. Pyott, Ingram and Edwards and Dr. Whitcup, and 5% for Mr. Diradoorian. For 2014, Mr. Hindman’s salary was initially increased 3%; however, in connection with the expansion of responsibilities related to his promotion to Executive Vice President, Finance and Business Development, Chief Financial Officer effective August 18, 2014, Mr. Hindman’s base salary was increased by an additional 55%. In addition, in connection with Mr. Edwards’ resignation as Executive Vice President, Finance and Business Development, Chief Financial Officer effective August 18, 2014, Mr. Edwards’ base salary was decreased by 55% in connection with his transition to his role as Senior Vice President of Finance and Special Advisor. Each salary adjustment was intended to recognize the executive’s contributions and provide our executives with market-competitive base pay.
As depicted in the following table, our named executive officers’ annualized base salaries are at approximately the market median. The market position of the named executive officers’ 2014 base salaries based on our 2013 year-end market study are shown in the table below:

Named Executive Officer	2014 Annualized Base Salary(1)	% of Market Median
David E.I. Pyott Chairman of the Board and Chief Executive Officer	$1,406,000	103%
Douglas S. Ingram President	$721,000	111%
James M. Hindman Executive Vice President, Finance and Business Development, Chief Financial Officer	$550,000	76%
Jeffrey L. Edwards (2) Former Executive Vice President, Finance and Business Development, Chief Financial Officer	$664,000	91%
Scott M. Whitcup, M.D. Executive Vice President, Research and Development, Chief Scientific Officer	$664,000	102%
Raymond H. Diradoorian Executive Vice President, Global Technical Operations	$541,000	90%
_________________________

(1)
Represents 2014 base salaries effective as of: February 2014 for Messrs. Pyott, Ingram, Edwards, Whitcup and Diradoorian and August 2014 for Mr. Hindman. Mr. Hindman’s salary was increased in August 2014 in connection with his promotion to Executive Vice President, Finance and Business Development, Chief Financial Officer.

(2)
Mr. Edwards resigned as Executive Vice President, Finance and Business Development, Chief Financial Officer effective August 18, 2014. Following his resignation, Mr. Edwards remained employed by the Company as Senior Vice President of Finance and Special Advisor to facilitate a smooth transition and earned a prorated annual salary of $300,000. The Company anticipates that Mr. Edwards will no longer serve as an employee effective on or about March 1, 2015 and, in any event, prior to the closing of the proposed transaction with Actavis plc.

Annual Performance-Based Cash Incentive Awards
The primary purpose of our annual performance-based cash incentive awards is to motivate our executives to meet or exceed our company-wide short-term performance objectives. We maintain two annual bonus plans, each designed to reward management-level employees for their contributions to corporate objectives. In 2014, our Chief Executive Officer and President each participated in our Executive Bonus Plan, while our other named executive officers and management employees participated in our Management Bonus Plan. Our Executive Bonus Plan was approved by our stockholders in 2011. Our two annual bonus plans generally have the same structure, as described below.
At the beginning of each year, the Compensation Committee establishes the performance objectives and approves the bonus structure under the annual bonus plans. In the beginning of the following year, the Compensation Committee determines the amount of bonuses to be paid out under our Executive Bonus Plan and the size of the bonus pool to be paid to employees participating in our Management Bonus Plan based upon our prior year’s performance against the pre-established objectives. In the case of executives that are required to own stock under our stock ownership guidelines (currently our Chief Executive Officer, President, executive vice presidents and corporate vice presidents), as a risk management best practice, payment for above-target corporate performance historically was made in restricted stock (in the case of U.S.-based executives) or restricted stock units (in the case of U.S. expats overseas or international executives); in 2015, we anticipate making equity grants to all participants in the program as part of our bonus program in restricted stock units. Equity grants awarded as payment for above-target corporate performance typically are subject to two-year cliff vesting.
Under both plans, our performance continues to be measured by our achievement of three key performance objectives: Adjusted EPS, sales revenue growth in local currency and R&D reinvestment rate of annual sales. These performance objectives are based on our corporate strategies and objectives established as part of our annual operating plan process. For 2014, these performance objectives for the threshold, target and maximum levels of performance were as follows:

	Threshold	Target	Maximum
Adjusted EPS	$5.22	$5.48	$5.66
Sales revenue growth in local currency	4.8%	12.2%	18.1%
R&D reinvestment rate (of annual sales)	15.6%	16.8%	17.8%
We refer to the Adjusted EPS, the sales revenue growth in local currency and R&D reinvestment rate of annual sales targets as our EPS Target, Revenue Target and R&D Reinvestment Target, respectively.
The Compensation Committee determined that the EPS Target, the Revenue Target and the R&D Reinvestment Target were appropriate performance objectives for the purpose of establishing bonus payments because they focus on achieving quality earnings per share while continuing to reinvest in the long-term growth of our business through R&D. In addition, the Compensation Committee determined that each goal was challenging and set at levels that would require the Company to achieve significant growth and performance.
Adjusted earnings per share, or Adjusted EPS, represents earnings per share attributable to the Company as calculated under generally accepted accounting principles in the United States, or U.S. GAAP, as adjusted to remove the effects of (i) extraordinary, unusual or non-recurring items; (ii) accounting changes required by U.S. GAAP; (iii) expenses for restructuring or productivity initiatives; (iv) integration and transaction costs associated with business combinations; (v) changes in the fair value of contingent consideration; (vi) amortization of acquired intangible assets; (vii) impairment of goodwill and intangible assets; (viii) significant unusual legal settlement expenses or recoveries; (ix) any unrealized gains or losses on derivative instruments; (x) significant discrete income tax adjustments related to transactions in previously filed tax returns; (xi) any other items that management determines are not reflective of the Company’s core, ongoing business activities; and (xii) any income tax effects of any adjustments with respect to subclauses (i) through (xi).
The funding level of the bonus pool as determined by our results for each of the three Company performance objectives is shown in the table below. For any bonus to be payable, Adjusted EPS had to be greater than $5.22 or approximately 95.2%

of the EPS Target. Once this threshold Adjusted EPS amount was reached, the bonus pool would be funded based on linear interpolations for performance above and below the target amounts.

Performance Metric	Bonus Pool Funding at Threshold Performance	Bonus Pool Funding at Target Performance(1)	Bonus Pool Funding at Maximum Performance(1)
EPS Target	0% of target pool	80%	96%
Revenue Target	0%	10%	25%
R&D Reinvestment Target	0%	10%	25%
Total	0%	100%	146%
______________________

(1)	No funding for the Revenue Target or R&D Reinvestment Target would be made unless Adjusted EPS exceeded the threshold of $5.22.
Once the aggregate bonus pool under the Management Bonus Plan is established, our Chief Executive Officer allocates the bonus pool to our businesses and/or functions based on the performance of each versus defined objectives that contributed to the results in 2014. This allocation of the bonus pool among our businesses and/or functions reinforces our pay-for-performance philosophy. The objectives of the businesses and functions are reviewed and approved annually by our Chief Executive Officer.
Under the Management Bonus Plan, within each business and/or function (including with respect to our named executive officer participants within the Management Bonus Plan), each participant’s bonus could be further modified down to 0% or up to 150% based upon the participant’s individual evaluation by his or her supervisor.
The bonus payable to our Chief Executive Officer and President under our Executive Bonus Plan for 2014 was based on the same formula as under our Management Bonus Plan, described above. The Compensation Committee, in its discretion, may reduce but not increase the bonus amount otherwise payable to the Chief Executive Officer and President under the Executive Bonus Plan in order to ensure compliance with Section 162(m) of the Code.
Target Bonuses and Payouts
In determining target bonus amounts (defined as percent of base salary), the Compensation Committee compares each executive officer’s proposed target annual cash compensation (base salary and target bonus based on 100% achievement of each of the EPS Target, the Revenue Target and the R&D Reinvestment Target) against the 50th percentile of the market for cash compensation. Each of our named executive officer’s target bonus for 2014 remained at the same respective level as in 2013, except that Mr. Hindman’s target bonus was increased from 45% to 70% following his promotion effective August 2014. In connection with Mr. Edwards’ resignation as Executive Vice President, Finance and Business Development, Chief Financial Officer effective August 2014, Mr. Edwards’ target bonus was decreased from 75% to 45% in connection with his transition to his role as Senior Vice President of Finance and Special Advisor. The target bonus opportunities for the named executive officers are shown in the table below.
The table below illustrates potential bonus payouts to our named executive officers as a percent of base salary if: (i) all three of the pre-established corporate performance objectives were met at the target level and (ii) all three of the pre-established corporate performance objectives were met at the maximum level. For the named executive officers participating in the Management Bonus Plan, the table below represents potential bonus payouts based solely on Company performance, prior to any adjustments for business function or individual performance.

Named Executive Officer	Objectives Met at Target Level (Bonus as % of Salary)	Objectives Met at Maximum Level (Bonus as % of Salary)
David E.I. Pyott Chairman of the Board and Chief Executive Officer	135%	197.1%
Douglas S. Ingram President	80%	116.8%
James M. Hindman(1) Executive Vice President, Finance and Business Development, Chief Financial Officer	55.9%	81.6%
Jeffrey L. Edwards(2) Former Executive Vice President, Finance and Business Development, Chief Financial Officer	69.5%	101.4%
Scott M. Whitcup, M.D. Executive Vice President, Research and Development, Chief Scientific Officer	75%	109.5%
Raymond H. Diradoorian Executive Vice President, Global Technical Operations	60%	87.6%
________________________

(1)
Amounts represent a blended percentage based on a target and maximum bonus percentages of (a) 45% and 65.7%, respectively, of Mr. Hindman’s annual base salary paid from January 1, 2014 to August 17, 2014, and (b) 70% and 102.2%, respectively, of Mr. Hindman’s annual base salary from August 18, 2014 to December 31, 2014. Mr. Hindman’s target bonus was increased in connection with his promotion to Executive Vice President, Finance and Business Development, Chief Financial Officer in August 2014.

(2)
Amounts represent a blended percentage based on a target and maximum bonus percentages of (a) 75% and 109.5%, respectively, of Mr. Edwards’ annual base salary paid from January 1, 2014 to August 18, 2014, (b) 45% and 65.7%, respectively, of Mr. Edwards’ annual base salary from August 19, 2014 to December 31, 2014. Mr. Edwards’ target bonus was decreased in connection with his resignation from Executive Vice President, Finance and Business Development, Chief Financial Officer and transition to Senior Vice President of Finance and Special Advisor in August 2014.

As a result of our achievement of 121.4% of the EPS Target, 135.2% of the Revenue Target and 89.3% of the R&D Reinvestment Target, and in accordance with the bonus structure approved at the beginning of 2014, the Compensation Committee approved a bonus payout to Mr. Pyott of approximately 117% of his target bonus. Also in accordance with the bonus structure approved at the beginning of 2014, the Compensation Committee established the 2014 bonus pool for participants in our Executive Bonus Plan and Management Bonus Plan at approximately 117% of targeted bonus funding level resulting in an aggregate bonus pool under the Executive Bonus Plan and Management Bonus Plan of approximately $81.4 million for approximately 1500 participants. For 2014, our Chief Executive Officer recommended that the baseline bonus for employees be set at 117 % of their target bonuses and that our business functions (and the executive officers responsible for those business functions) would receive adjustments to the baseline bonus based on each function’s performance separate from our corporate financial performance. The bonus payouts for Messrs. Ingram, Hindman, Edwards and Diradoorian and Dr. Whitcup were approximately 117%, 123%, 117%, 120%, and 110%, respectively, of each individual’s target bonus while serving as a named executive officer. These bonuses reflect the above-described allocation of our bonus pool as a function of the executive and their teams’ performance versus defined objectives that contributed to the results in 2014. Adjustments above target for Messrs. Hindman and Diradoorian are consistent with the bonus pool allocation for their respective business functions.
For 2015, the Compensation Committee approved a similar bonus structure to the one used in 2014. In accordance with the terms of Executive Bonus Plan and the Management Bonus Plan, for fiscal 2015, participants will be paid a bonus prorated to the effective date of the Merger, with performance deemed to be the greater of target performance and the prorated actual year-to-date performance.
Long-Term Equity Incentives
For 2014, the Compensation Committee initially determined that our executive officers should receive long-term incentive awards in the form of non-qualified stock options, with a limited pool of restricted stock unit awards used for retention purposes and being awarded for that portion of bonuses to be paid in shares of restricted stock units under our Executive Bonus Plan and Management Bonus Plan, as per the design of those plans, and in limited cases for high performers. The Committee believes that stock options best align the interests of our executives with those of our stockholders because they:

•
align the compensation opportunity of our executives with those of our stockholders because the recipient will only realize a return on the option if our stock price increases over its term and, unlike other stock awards, do not provide any value unless stockholder value increases;

•	reinforce our long-term growth strategy with compensation awards tied to the successful execution of that strategy, as reflected in our stock price; and

•
provide significant leverage if our growth objectives are achieved, and place a significant portion of compensation opportunity at risk if our objectives are not achieved and thereby effectively balance risk and reward.

Early in 2014, the Compensation Committee considered and approved a set of guidelines for long-term incentive awards for eligible participants based on the participants’ grade level in the organization. Actual equity awards to the named executive officers are based on these guidelines as well as specific peer group company position data. The guidelines for each position were set by the Compensation Committee based on an annual survey of competitive market practices and input from Cook & Co. As discussed above, while the 2014 guidelines generally targeted the annual grants of long-term incentive awards for each position at approximately the 75th percentile of the market, in September 2014, after careful review of actual equity grant positioning and market data, the Compensation Committee revised its equity grant position statement to reflect more accurately its practice to target between the market median and 75th percentile. The Compensation Committee continues to believe an emphasis on long-term incentive awards is appropriate for an innovative growth company in our industry and the purpose of this higher market positioning for equity-based compensation is to:

•	provide a total compensation program that maintains a significant amount of at-risk compensation and provides the opportunity to deliver above-market pay when our stockholders do well;

•	place greater overall emphasis on long-term performance;

•	encourage retention of key employees and stability; and

•	more closely align executive compensation with the interests of our stockholders.
In February 2014, the Compensation Committee reviewed its guidelines for long-term incentive awards for all eligible participants. The Compensation Committee considered the rate of share usage for proposed equity awards (which represents shares granted divided by common shares outstanding). The rate of share usage for proposed equity awards for 2014 represented approximately 4.56 million shares, or 1.48% of the common shares outstanding. The Compensation Committee also considered our 2013 rate of share usage of 1.61%, which approximated the 75th percentile of the market, and a three-year (2010-2012) average rate of share usage of 1.70% of the common shares outstanding, which is above the 75th percentile of the market. This positioning is due to the fact that the Company’s equity awards historically have been primarily granted in the form of stock options, which requires more shares than stock awards (such as restricted stock) to deliver equivalent economic value. On the other hand, the Company’s stockholder value transfer for the same three-year period (which represents the cost or expense of shares granted divided by the Company’s market capitalization at the time of grant) was below the median of the market. We believe that stockholder value transfer is a more relevant measure as it takes into account differences in cost between options and stock awards.
The options granted to the named executive officers generally corresponded to the 2014 equity grant guidelines for each executive’s position. Mr. Diradoorian’s award was approximately 8% higher than guideline in order to recognize his continued significant contributions in light of the increasingly complex operations and regulatory environment. In addition, Mr. Edwards’ and Dr. Whitcup’s awards were rounded up from guideline, resulting in increases of approximately 5.5% over guideline. Each stock option awarded in 2014 will vest in four equal installments on the first four anniversaries of the grant effective date, subject to continued employment.

Named Executive Officer	Number of Stock Options Granted in 2014	Value of Stock Options per Guideline Modeling(1)
David E.I. Pyott Chairman of the Board and Chief Executive Officer	257,756	$8,765,000
Douglas S. Ingram President	70,431	$2,395,000
James M. Hindman Executive Vice President, Finance and Business Development, Chief Financial Officer	12,057	$410,000
Jeffrey L. Edwards Former Executive Vice President, Finance and Business Development, Chief Financial Officer	58,815	$2,000,000
Scott M. Whitcup, M.D. Executive Vice President, Research and Development, Chief Scientific Officer	58,815	$2,000,000
Raymond H. Diradoorian Executive Vice President, Global Technical Operations	44,111	$1,500,000
______________________

(1)
The values shown in this table are based on the guideline modeling price of $113.35 share price (our average 30 days closing price as of January 31, 2014) and an estimated Black-Scholes value equal to 30% of the guideline modeling price, or $34.01.

In addition, in October 2014, Mr. Hindman received a grant of 11,271 restricted stock units with a grant date value of $2,105,000, which reflected Mr. Hindman’s enhanced responsibilities in connection with his promotion, as well as the anticipated target value of his 2015 equity grant.
CEO 2012 Performance-Based Restricted Stock Unit Award
Mr. Pyott has served as our Chief Executive Officer since January 1998 and during those 17 years, he has delivered exceptional value to our stockholders. Accordingly, in 2012, the Compensation Committee approved a special one-time performance-based recognition and retention award of 165,000 restricted stock units to Mr. Pyott. This award was intended to recognize over a decade of outstanding performance by Mr. Pyott on behalf of the Company and its stockholders, to help ensure Mr. Pyott’s retention over a five-year performance period ending in February 2017, and to reinforce the Company’s pay-for-performance philosophy to our stockholders. In the year that this performance-based restricted stock unit grant was made, we had discussions with ISS relating to this award and ISS agreed that a “FOR” recommendation was warranted on our 2013 Say-on-Pay proposal.
The award was designed to vest, if at all, only if Mr. Pyott remains continuously employed with the Company throughout the five-year performance period; provided that the award may accelerate if not assumed by a successor in a change of control or upon a qualifying termination in connection with a change in control, in either case, based on an abbreviated performance period ending on the effective date of the change in control. In addition, performance vesting under the award is based on whether the Company’s Common Stock exceeds three distinct stock price performance thresholds, based on the highest consecutive 20-day average closing price of the Company’s Common Stock during the performance period, as follows: (i) one-third of the award is designed to vest upon achievement of the minimum performance threshold, which represents a compound annualized TSR of approximately 5%; (ii) two-thirds of the award is designed to vest upon achievement of the second performance threshold, which represents a compound annualized TSR of approximately 7%; and (iii) the entire award is designed to vest upon achievement of the highest performance threshold, which represents a compound annualized TSR of approximately 9%. The Company achieved the highest performance threshold in April 2014; therefore, the award has satisfied the full performance requirements. Since this grant was made, Mr. Pyott has increased the market capitalization of the Company by more than $39 billion as of January 30, 2015.
At the time of award design, the minimum performance threshold was realized by only half of our then-applicable peer group over each three-, four- and five-year period during the prior ten years. To help ensure that Mr. Pyott did not satisfy the minimum performance threshold due simply to market trends, the achievement of the minimum performance threshold required the greatest incremental increase in the value of the Company’s Common Stock. Thus, although the number of restricted stock units vesting pursuant to the award occurs in equal thirds, the minimum performance threshold for the first third of the award required sustained performance in the top half of the peer group at the time of award design, with incremental vesting of the remaining award for truly exceptional results.

The award was made to Mr. Pyott in light of his proven track record of creating exceptional stockholder value and the Compensation Committee believes that the award represents the optimum vehicle to incentivize sustained value creation and, importantly, to retain Mr. Pyott. Therefore, under the terms of the award, Mr. Pyott was required to remain with us throughout the five-year performance period to receive any performance vested awards, with limited exceptions whereby the time-vesting portions of the award may be accelerated for termination of employment due to death or disability, or a qualifying termination of employment in connection with a change in control. Because the award has satisfied the full performance requirements and because Mr. Pyott will not be a continuing employee following the Merger, the award will accelerate in full as of the effective time of the Merger.
Performance-Based Awards
In July 2014, we announced that our five-year strategic plan is expected to deliver a compounded annual growth rate of greater than 20% Adjusted EPS, including an estimated 2016 Adjusted EPS of approximately $10.00, or 2016 EPS Target. To underscore our commitment to achieving the 2016 EPS Target and motivate our executive officers and other key employees to deliver the compounded annual growth to Adjusted EPS contemplated by our strategic plan, the Compensation Committee approved that a special performance-based award of restricted stock units, or Performance RSUs, would be granted to selected employees, excluding Mr. Pyott. The Performance RSUs were granted in October 2014 and will cliff vest, if at all, upon the achievement of both of the following performance targets, subject to each employee’s continuous employment: (1) achievement of the 2016 EPS Target, excluding the effects of any extraordinary share repurchase program and significant business acquisitions; and (2) achievement of a three-year (2014-2016) TSR that meets or exceeds the three-year median TSR during the same period for our compensation peer group, or TSR Target.The Performance RSUs are subject to full acceleration of vesting upon each of the following events: (i) the employee’s termination of employment due to death or disability prior to or on December 31, 2016; (ii) a change in control of the Company prior to the vesting date in which the successor or surviving entity does not assume or replace the Performance RSUs, subject to the employee’s continued employment through such date; or (iii) a “qualifying termination” (as defined in the award agreement) of the employee or the employee’s termination of employment due to death or disability, in each case, following a change in control of the Company in which the successor or surviving entity assumes or replaces the Performance RSUs.
Under the terms of the Merger Agreement, each Performance RSU will be deemed earned at the effective time of the Merger based on target performance. Each Performance RSU held by a continuing employee will be assumed by Actavis and will be converted into an Actavis restricted stock unit, which will vest on the last day of the original performance period, December 31, 2016, subject to continued employment through such date. Each Performance RSU held by a non-continuing employee will vest in full as of the effective time of the Merger and be cancelled in exchange for Merger consideration.
The number of Performance RSUs granted to each of our named executive officers and the special nomination approved above the equity grant guidelines values are set forth in the table below.

Named Executive Officer	Number of Performance RSUs	Special Nomination Value
David E.I. Pyott Chairman of the Board and Chief Executive Officer	0	$0
Douglas S. Ingram President	16,907	$3,000,000
James M. Hindman Executive Vice President, Finance and Business Development, Chief Financial Officer	11,271	$2,000,000
Jeffrey L. Edwards Former Executive Vice President, Finance and Business Development, Chief Financial Officer	0	$0
Scott M. Whitcup, M.D. Executive Vice President, Research and Development, Chief Scientific Officer	11,271	$2,000,000
Raymond H. Diradoorian Executive Vice President, Global Technical Operations	7,890	$1,400,000
Equity Grant Policies
During 2014, in accordance with our policy, options were granted to current executive officers on one occasion only, during a regularly scheduled meeting of the Compensation Committee held on February 3, 2014, with a grant date of February 21,

2014. This policy ensures that senior management is not in possession of material non-public earnings information at the time of grant. For the 2014 fiscal year, the grant date was 11 trading days after the earnings release for the prior fiscal year. Where awards of bonus amounts payable under our Executive Bonus Plan and our Management Bonus Plan in excess of 100% of the target bonus are issued in restricted stock units, they are expressed in dollar valuations when approved by the Compensation Committee and the number of shares is determined based on the closing price of our Common Stock on the grant date.
Under and subject to the terms of the Merger Agreement, none of our named executive officers are eligible for an annual equity award in 2015.
Compensation Clawback Policy
In February 2014, the Compensation Committee adopted an amended clawback policy. Under the amended policy, and consistent with the Company’s previous policy, the Company is required to recoup bonus awards and other incentive compensation paid to certain officers in case such officer commits fraud or other intentional misconduct that necessitates a restatement of our financial results. In this instance, the Company is required to use reasonable efforts to seek to recover any bonus awards or other incentive compensation paid to the applicable executive officer in excess of the amount that would have been paid had the fraud or intentional misconduct not occurred. The Compensation Committee also expanded the clawback policy to permit the Compensation Committee to cause the Company to recoup certain compensation paid to applicable executive officers in the event such executive engages in misconduct, or is negligent in exercising his or her responsibility to manage or monitor conduct or risks, that results in a material violation of law or Company policy that causes significant financial or reputational harm to the Company. In this instance, the Company is required to use reasonable efforts to seek to recover the amount of compensation as determined to be appropriate by the Compensation Committee in its discretion. In the event that the Compensation Committee invokes the clawback policy to recover applicable compensation, the Company will disclose on an annual basis certain information related to the recovery, provided that the applicable misconduct has otherwise become public knowledge. The Compensation Committee approved this amended policy after consideration of market practices and to further align the interests of senior members of our management team with our stockholders.
Stock Ownership Guidelines
Our Board has approved a stock ownership policy for our most senior executives. Under this policy, the stock ownership level for our Chief Executive Officer is six times base salary, President is four times base salary and for our executive vice-presidents and corporate vice presidents is three and two times base salary, respectively.
In May 2014, the Compensation Committee approved certain modifications to our stock ownership policy. Under the modified policy, ownership is determined based on the combined value of the following executive holdings: (i) shares owned outright; (ii) unvested restricted shares and restricted stock units and vested and deferred restricted stock units; (iii) shares held in benefit plans; (iv) shares held by spouse or children or in family trusts for estate planning purposes; and (v) 50% of vested, in the money value of stock options. Performance-vesting restricted stock units are excluded from the definition of shares owned until such time as the performance conditions have been satisfied under the terms of the applicable award. Executives have five years from the time of appointment to satisfy his or her respective stock ownership level.
The Compensation Committee annually reviews our executive officers’ stock ownership status and the timeline for compliance in connection with our annual meeting of stockholders. In the event an executive officer has not satisfied his or her stock ownership level, the modified policy requires that such executive officer must hold 50% of after-tax shares realized from any equity awards or shares owned directly or in benefit plans until compliance with his or her respective stock ownership level is reached. As of December 8, 2014, all of our executive officers were in compliance with the policy. As described in further detail under “Director Compensation,” starting on page 106 in this Annual Report, the Company also maintains stock ownership guidelines for our non-employee directors, all of whom are also in compliance.
We have also implemented a prohibition applicable to all of our directors and employees worldwide, including our executive officers, on the short selling or hedging of Company securities and the purchase or sale of derivative securities of the Company, as well as on pledging Company securities.

Perquisites and Other Benefits
We provide tax and financial planning reimbursements in order to support effective use of our compensation programs and good financial management. In addition, we provide a flat annual perquisite allowance for each named executive officer. For 2014, the Compensation Committee approved a flat perquisite allowance of $20,000 for our Chief Executive Officer and $10,000 for each other named executive officer and, in addition, provided for reimbursements for tax and financial planning of up to $20,000 for our Chief Executive Officer and $10,000 for each other named executive officer. The flat perquisite allowance is taxable income to the executives, paid in equal bi-weekly installments during the course of the year and is not grossed-up. Reimbursements for tax and financial planning are also taxable income and are paid up to the maximum amounts described above, based on invoices submitted.
Pursuant to our expatriate policy and in connection with Mr. Ingram’s role overseas, we provided Mr. Ingram with certain benefits related to his international relocation, including but not limited to relocation allowance, host country housing, payment of private education and related expenses for Mr. Ingram’s dependent children and other expatriate benefits. We continue to provide Mr. Ingram with certain tax equalization benefits and tax gross ups on his expatriate benefits in order to ensure no greater or lesser tax burden during his international assignment. A description of Mr. Ingram’s relocation benefits can be found beginning on page 96 under footnote (c) to the Summary Compensation Table.
We offer medical plans, dental plans, vision plans and disability insurance plans for all eligible U.S. employees. Executives are offered the same plans and charged the same rates as all other employees. We pay 100% of the cost of term life insurance for all eligible U.S. employees, including our executives. The term life insurance coverage levels and the resulting costs are higher for our executives. In addition, we offer our executives, including our named executive officers, a $1,000 annual physical allowance.
Retirement Plans
We have two supplemental defined benefit retirement plans for certain employees, including the named executive officers. These plans pay benefits directly to a participant to the extent benefits under our defined benefit retirement plan are limited by Sections 415(b) and 401(a)(17) of the Code. Payments under our supplemental retirement plans for benefits accrued through December 31, 2004 are in the same form and will be paid at the same time as a participant’s benefits under our qualified pension plan. Payments under our supplemental plans for benefits accrued on or after January 1, 2005 will be paid beginning at the later of age 55 or termination of employment, unless an election has been made stating a different commencement of the payments; the form of payment for this portion of the accrued benefit will be selected immediately prior to the commencement of the payments.
Under the Allergan, Inc. Executive Deferred Compensation Plan, eligible employees, including the named executive officers, were historically permitted to defer receipt of up to 100% of their base salary and bonus; beginning January 1, 2010, eligible employees, including the named executive officers, were permitted to defer receipt of up to 65% of their base salary and bonus. Eligible employees, including the named executive officers, also receive matching contributions from us for a given year under the Executive Deferred Compensation Plan if, during that year, they have contributed the maximum before-tax contributions under our Savings and Investment Plan and the amount of contributions made to the Savings and Investment Plan on behalf of the participant was limited by the Code. A description of the material terms of these plans can be found beginning on page 100 under the “Pension Benefits Table” and on page 101 under the “Nonqualified Deferred Compensation Table” in this Annual Report.
Severance and Change in Control Benefits
None of our U.S.-based employees, including our named executive officers, have an employment agreement that provides a specific term of employment. Accordingly, the employment of any such employee may be terminated at any time.
Severance Program (non-change in control). We maintain the Executive Severance Pay Plan pursuant to which certain executive officers, including Messrs. Pyott, Ingram and Edwards (prior to his resignation), Hindman, Diradoorian and Dr. Whitcup, participate. Under the Executive Severance Pay Plan, such participants may receive severance pay if his or her employment is terminated without “cause” (as defined in the Executive Severance Pay Plan), other than in connection with a sale of a business unit where the participant is not offered similar employment with the acquiring company. Each executive officer may receive a cash severance payment in an amount equal to 12 to 24 months of the participant’s base salary at the time of termination, based upon the participant’s years of credited service at Allergan. Participants are also entitled to certain other benefits, including coverage under certain health care benefit plans and outplacement counseling services. The Executive Severance Pay Plan is designed to further retain employees, including our named executive officers, by providing security that increases over time with the employee’s service.

Change in Control Benefits. Our named executive officers (except for Mr. Edwards) are also eligible to participate in the Company’s Change in Control Policy, or CIC Policy, which provides for severance and other benefits if their employment is terminated under specified circumstances within two years following a change in control, including the Merger. The CIC Policy does not include provisions for an excise tax gross-up.
Our CIC Policy is designed to help attract key employees, preserve employee morale and productivity, and encourage retention in the face of the potentially disruptive impact of an actual or potential change in control. These benefits also allow executives to assess takeover bids objectively without regard to the potential impact on their own job security.
Resignation of Mr. Edwards. Mr. Edwards resigned from his position as Executive Vice President, Finance and Business Development, Chief Financial Officer, effective August 18, 2014, due to family commitments. Mr. Edwards remains employed by the Company as Senior Vice President of Finance and Special Advisor to facilitate a smooth transition. Mr. Edwards’ 2014 base salary and target bonus were decreased in connection with his resignation to $300,000 and 45% of base salary, respectively, each of which was pro-rated for 2014 based on his time served in such role. Mr. Edwards did not receive any severance or other benefits in connection with his resignation and is no longer entitled to benefits under the CIC Policy or the Executive Severance Pay Plan. The Company anticipates that Mr. Edwards will no longer serve as an employee effective on or about March 1, 2015 and, in any event, prior the effective time of the Merger.
Treatment of Equity Awards in connection with the Actavis Merger
Under the Merger Agreement, options, restricted stock and restricted stock units held by employees continuing with us, Actavis or our respective subsidiaries will be converted into options, restricted stock and restricted stock units covering shares of Actavis common stock, based on a specified conversion ratio. These assumed equity awards will be subject to the same terms and conditions as applicable immediately prior to the effective time of the Merger, including that they will be subject to acceleration upon a qualifying termination. To the extent any restricted stock units held by continuing employees are subject to performance vesting, the applicable Actavis restricted stock units corresponding to such Allergan restricted stock units will be earned at the effective time of the Merger based on target performance, and will otherwise vest on the last day of the original applicable performance period, subject to continued employment through the last day of the original applicable performance period.
The Merger Agreement also provides that any unvested equity awards held by non-continuing employees will vest in full and be cancelled in exchange for cash consideration (in the case of stock options) and a combination of cash and stock consideration (in the case of restricted shares or restricted stock units). This treatment is consistent with the terms of nonqualified stock option and restricted stock/restricted stock unit grants, whereby vesting will be accelerated upon a change in control only if there is a qualifying termination, or if the acquiring company does not convert the awards to awards of the acquiring company with equivalent value. Thus, all stock options and restricted stock/restricted stock unit awards will require a “double-trigger” before vesting may be accelerated.
A description of the material terms of our CIC Policy and Executive Severance Pay Plan, as well as a description of other benefits provided under our supplemental retirement plans and our Executive Bonus Plan and Management Bonus Plan, can be found beginning on page 102 in this Annual Report under the “Potential Payments Upon Termination or Change in Control Table.”
Tax and Accounting Considerations
Section 162(m) of the Code
Section 162(m) of the Code limits the tax deductibility by a company of annual compensation in excess of $1,000,000 paid to our Chief Executive Officer and any of our three other most highly compensated executive officers, other than our Chief Financial Officer. However, “qualified performance-based compensation” is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable only upon the attainment of pre-established, objective performance goals and the Compensation Committee establishing such goals consists only of “outside directors.” We believe that all members of the Compensation Committee qualify as outside directors.
The Compensation Committee considers the anticipated tax treatment to the Company and our executive officers when reviewing executive compensation and our executive compensation programs. The deductibility of some types of compensation payments can depend upon the timing of an executive’s vesting or exercise of previously granted rights. Interpretations of and changes in applicable tax laws and regulations, as well as other factors beyond the Compensation Committee’s control, also can affect the deductibility of compensation.
Although the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy. The Compensation Committee will consider ways to attempt to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive talent. From time to time, the Compensation Committee may award compensation to our executive officers that is not fully deductible if it determines that such award is consistent with the Compensation Committee’s compensation philosophy and is in our and our stockholders’ best interests, such as time-vested grants of restricted stock/restricted stock units, retention bonuses or other grants.
Our Executive Bonus Plan is designed and has generally been implemented with the intent to meet the performance-based criteria of Section 162(m) of the Code. There can be no assurance, however, that compensation attributable to awards granted under the Executive Bonus Plan will be treated as qualified performance-based compensation under Section 162(m) and thus be deductible to us.
Section 409A of the Code
Section 409A of the Code requires that “nonqualified deferred compensation” be paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.
Section 280G of the Code
Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives, highly compensated employees and significant shareholders of companies which undergo a change in control. In addition, Section 4999 of the Code, or Section 4999, imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive’s prior compensation. Our Compensation Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 when it believes that such arrangements are appropriate to attract and retain executive talent.
Accounting Considerations
We follow FASB Accounting Standards Codification Topic 718, or ASC Topic 718, for our stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of stock options, restricted stock, restricted stock units and other equity-based awards under our equity incentive award plans will be accounted for under ASC Topic 718. Our Compensation Committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.
Organization and Compensation Committee Report
The Organization and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Organization and Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our 2014 Annual Report on Form 10-K.
ORGANIZATION AND COMPENSATION COMMITTEE,
Michael R. Gallagher, Chairperson
Timothy D. Proctor
Russell T. Ray
Henri A. Termeer

Tabular Compensation Disclosure
The following tables summarize our named executive officer compensation as follows:

1.
Summary Compensation Table. The Summary Compensation Table summarizes the compensation earned by or paid to our named executive officers in 2014 and, if applicable, 2013 and 2012, including salary earned, the aggregate grant date fair value of stock awards and option awards granted to our named executive officers, non-equity incentive plan awards earned by our named executive officers for performance, changes in the actuarial present value of our named executive officers’ accrued aggregate pension benefits and all other compensation paid to our named executive officers, including perquisites.

2.
Grants of Plan-Based Awards Table. The Grants of Plan-Based Awards Table summarizes all grants of plan-based awards made to our named executive officers in 2014, including cash and stock awards made under our Management Bonus Plan and our Executive Bonus Plan. For a discussion of cash and stock awards earned by our named executive officers under our Management Bonus Plan and our Executive Bonus Plan for 2014 performance, see the Summary Compensation Table.

3.
Outstanding Equity Awards at Fiscal Year-End Table. The Outstanding Equity Awards at Fiscal Year-End Table summarizes the unvested stock awards and all stock options held by our named executive officers as of December 31, 2014, adjusted, as applicable, to account for our two-for-one stock split that was completed on June 22, 2007. Please note that our named executive officers’ ownership of vested shares of stock is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.

4.	Option Exercises and Stock Vested Table. The Option Exercises and Stock Vested Table summarizes our named executive officers’ option exercises and stock award vesting during 2014.

5.
Pension Benefits Table. The Pension Benefits Table summarizes the actuarial present value of our named executive officers’ accumulated benefits under our defined benefit retirement plan and two supplemental retirement plans and any payments made under those plans to our named executive officers during 2014.

6.	Nonqualified Deferred Compensation Table. The Nonqualified Deferred Compensation Table summarizes the contributions to and account balances under our Executive Deferred Compensation Plan during 2014.

7.
Potential Payments Upon Termination or Change in Control Table. The Potential Payments Upon Termination or Change in Control Table and related discussion summarize payments and benefits that would be made to our named executive officers in the event of certain employment terminations and/or a change in control.

1.    Summary Compensation Table
The following table shows the compensation earned by, or awarded or paid to, each of our named executive officers for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2014, 2013 and 2012, as applicable.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
David E.I. Pyott	2014	$1,401,269	$0	$9,967,425	$2,220,800	$4,144,327	$52,136	$17,785,957
Chairman of the Board and	2013	$1,357,500	$0	$8,393,100	$1,830,200	$396,347	$52,136	$12,029,283
Chief Executive Officer	2012	$1,300,000	$9,390,076	$7,007,520	$1,645,000	$1,769,666	$51,936	$21,164,198
Douglas S. Ingram	2014	$718,576	$2,892,280	$2,723,567	$674,900	$1,437,054	$509,901	$8,956,278
President	2013	$651,922	$0	$1,662,000	$533,300	$0	$728,816	$3,576,038
	2012	$590,000	$45,449	$1,504,820	$424,800	$426,126	$4,270,129	$7,261,324
James M. Hindman (6)	2014	$425,461	$4,033,215	$466,244	$354,700	$960,594	$14,613	$6,254,827
Executive Vice President,
Finance and Business
Development,
Chief Financial Officer
Jeffrey L. Edwards (6)	2014	$530,207	$0	$2,274,376	$377,000	$1,633,556	$41,415	$4,856,554
Former Executive Vice	2013	$641,538	$0	$1,800,500	$481,800	$102,617	$38,105	$3,064,560
President, Finance and	2012	$615,000	$47,032	$1,684,500	$461,300	$313,572	$35,498	$3,156,902
and Business Development,
Chief Financial Officer
Scott M. Whitcup, M.D.	2014	$661,807	$1,928,130	$2,274,376	$547,800	$1,289,252	$34,360	$6,735,725
Executive Vice President,	2013	$642,115	$0	$1,662,000	$476,500	$92,945	$39,529	$2,913,089
Research and Development,	2012	$620,000	$47,823	$2,066,320	$452,600	$345,812	$37,539	$3,570,094
Chief Scientific Officer
Raymond H. Diradoorian	2014	$537,999	$1,349,742	$1,705,772	$389,500	$1,853,969	$32,039	$5,869,021
Executive Vice President,
Global Technical Operations

(1)	The amounts shown include amounts of salary earned but deferred at the election of the named executive officer under the Savings and Investment Plan.

(2)
The amounts shown are the grant date fair values of stock and option awards granted in the year indicated as computed in accordance with ASC Topic 718. For a discussion of valuation assumptions used to determine the grant date fair values in 2014, see Note 10, Employee Stock Plans, to our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Awards payable to our named executive officers under our Executive Bonus Plan and our Management Bonus Plan in excess of 100% of the participant’s target bonus are paid out in shares of restricted stock or restricted stock units that generally vest in full on the second anniversary of the grant date, subject generally to continued employment with us through such vesting date. The amounts shown in the Stock Awards column include the grant date fair value for these awards in the year of grant, as applicable. In addition, the amounts shown in the Stock Awards column for Messrs. Ingram, Hindman, Whitcup and Diradoorian include the grant date fair value of the Performance RSUs granted in October 2014, calculated based on the probable outcome of the performance conditions.

(3)
The amounts shown represent the cash portion of the bonus performance awards earned in 2014 and paid in February 2015 under our Executive Bonus Plan for Mr. Pyott and Mr. Ingram and our Management Bonus Plan for all other named executive officers. Awards payable under our Executive Bonus Plan and our Management Bonus Plan in excess of 100% of the named executive officer’s target bonus, other than for Mr. Edwards, were paid in grants of restricted stock units that generally vest in full on the second anniversary of the grant date, subject generally to the continued employment with us through such vesting date. The amounts shown do not include any portion of the awards paid in grants of restricted stock units. The grant date fair values of such awards are reflected in the Stock Awards column in the year of grant. See “Compensation Discussion and Analysis — Annual Performance-Based Cash Incentive Awards” in this Annual Report for a more complete description of these plans.

(4)
The amounts shown include the annual change in the actuarial present value of the named executive officer’s accrued aggregate pension benefit and the nonqualified deferred compensation earnings that are above-market. The change in the actuarial present value of the accrued pension benefit is determined by subtracting the present value of each executive’s accrued benefit as of December 31, 2013 from the present value of the executive’s accrued benefits as of December 31, 2014. See “Pension Benefit Table” and “Compensation Discussion and Analysis—Executive Retirement Plans” in this Annual Report for a description of this plan.

(5)
For 2014, the amounts shown include our incremental cost for the provision to our named executive officers of certain specified perquisites (as detailed below), contributions by us to the Savings and Investment Plan and the cost of term life insurance and term executive post-retirement life insurance premiums and, in the case of certain named executive officers, vacation buybacks and expatriate expenses.

(6)
In August 2014, Mr. Edwards resigned as our Executive Vice President, Finance and Business Development, Chief Financial Officer, and Mr. Hindman was concurrently promoted to this role. Following Mr. Edwards’ resignation as an executive officer, he remained an employee of the Company as Senior Vice President of Finance and Special Advisor.

The table below shows our 2014 incremental cost for the provision of certain perquisites and tax payments to our named executive officers.

			Expatriate Expenses(c)
Named Executive Officer	Annual Perquisite Payment(a)	Tax and Financial Planning(b)	Aggregate Incremental Cost($)	Tax Equalization ($)	Tax Gross- Up($)	Annual Physical(d)	Vacation Buybacks
Mr. Pyott	$20,000	$20,000	$	$	$	$1,000	$0
Mr. Ingram	$10,000	$10,000	$116,084	$59,196	$289,024	$1,000	$13,461
Mr. Hindman	$8,038	$0	$	$	$	$1,000	$0
Mr. Edwards	$8,615	$8,365	$	$	$	$1,000	$12,403
Dr. Whitcup	$10,000	$0	$	$	$	$1,000	$12,403
Mr. Diradoorian	$10,000	$0	$	$	$	$1,000	$9,903
______________________

(a)	The annual perquisite amounts were established based on flat annual perquisite payments of $20,000 for our Chief Executive Officer and $10,000 for each other named executive officer.

(b)	We provide our named executive officers a tax and financial planning annual allowance of up to $20,000 for our Chief Executive Officer and up to $10,000 for each other named executive officer.

(c)
In connection with Mr. Ingram’s appointment to serve as Executive Vice President and President, Europe, Africa, Middle East effective August 1, 2010, we agreed to provide Mr. Ingram with certain benefits related to his expatriate assignment. For 2014, these expatriate benefits included $82,036 for host country housing, $3,382 to pay for the cost of foreign private education for Mr. Ingram’s dependent children, $23,977 for goods and services and $6,688 for utilities.. In addition, in connection with his international assignment, we provided Mr. Ingram with tax payments and tax settlements of $59,195 and tax gross up-payments of $289,024 related to his expatriate benefits, in each case, to ensure no greater or lesser tax burden during his international assignment. Amounts shown include payments made in pounds sterling, which have been converted into U.S. dollars at the exchange rates in effect when the payments were made.

(d)	We offer our named executive officers an annual physical valued at up to $1,000.

The table below shows our 2014 contributions to the Savings and Investment Plan and the cost of term life insurance and term executive post-retirement life insurance premiums, as follows:

Named Executive Officer	Savings and Investment Plan Contributions	Insurance Premiums(a)
Mr. Pyott	$10,200	$936
Mr. Ingram	$10,200	$936
Mr. Hindman	$4,640	$936
Mr. Edwards	$10,200	$832
Dr. Whitcup	$9,622	$936
Mr. Diradoorian	$10,200	$936
______________________

(a)
We pay 100% of the cost of term life insurance for all eligible employees as well as the cost of higher coverage levels in place for our executives. Amounts shown reflect the cost of the premiums for our named executive officers.

2.    Grants of Plan-Based Awards Table
The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the year ended December 31, 2014.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Possible Payouts Under Equity Incentive Plan Awards (3)
Name	Approval Date	Grant Date(1)	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units (4)	All Other Option Awards: Number of Securities Underlying Options(5)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards(6)
David E.I. Pyott			$0	$1,898,100	$2,771,200
	2/3/2014	2/21/2014								257,756	$125.07	$9,967,425
Douglas S. Ingram			$0	$576,800	$842,100
	10/14/2014	10/29/2014				0	16,907	16,907	0			$2,892,280
	2/3/2014	2/21/2014								70,431	$125.07	$2,723,567
James M. Hindman			$0	$235,000	$514,800
	10/14/2014	10/29/2014				0	11,271	11,271				$1,928,130
	2/3/2014	2/21/2014								12,057	$125.07	$466,244
	08/18/2014	10/29/2014							11,271			$2,105,085
Jeffrey L. Edwards.			$0	$377,000	$825,700
	2/3/2014	2/21/2014								58,815	$125.07	$2,274,376
Scott M. Whitcup, M.D.			$0	$498,000	$1,090,700
	10/14/2014	10/29/2014				0	11,271	11,271	0			$1,928,130
	2/3/2014	2/21/2014								58,815	$125.07	$2,274,376
Raymond H. Diradoorian			$0	$324,600	$710,900
	10/14/2014	10/29/2014				0	7,890	7,890	0			$1,349,742
	2/3/2014	2/21/2014								44,111	$125.07	$1,705,772

(1)
The option awards shown were approved at a regularly scheduled meeting of the Compensation Committee held on February 3, 2014, prior to our full year earnings release, and the grant date for such awards was February 21, 2014.

(2)
The amounts shown represent the potential value of performance bonus awards earned in 2014 and paid in 2015 under our Executive Bonus Plan for Mr. Pyott and Mr. Ingram and under our Management Bonus Plan for all other named executive officers. Awards payable under our Executive Bonus Plan and our Management Bonus Plan in excess of 100% of the named executive officer’s target bonus are payable in grants of restricted stock or restricted stock units that generally vest in full on the second anniversary of the grant date, subject generally to continued employment with us through such vesting date. Accordingly, the amounts shown in the “Target” column reflect the maximum amounts payable under our Executive Bonus Plan and our Management Bonus Plan to the named executive officers. The difference in the value reflected in the “Maximum” column and “Target” column would be payable as awards of restricted stock or restricted stock units. Actual bonuses are based on our performance against target and are subject to the discretion of the Compensation Committee to reduce the amounts payable. Please also see “Compensation Discussion and Analysis—Annual Performance-Based Cash Incentive Awards” in this Annual Report for a more complete description of these bonus plans.

(3)	Amounts represent the number of Performance RSUs that were granted pursuant to the 2011 Incentive Award Plan.

(4)
Amount represents the number of restricted stock units granted to Mr. Hindman pursuant to the 2011 Incentive Award Plan in connection with his promotion to our Executive Vice President, Finance and Business Development, Chief Financial Officer.

(5)
Amounts represent the number of options that were granted pursuant to the 2011 Incentive Award Plan and have an exercise price per share equal to closing price of our Common Stock on the NYSE on February 21, 2014, the grant date, in accordance with the terms of the plan.

(6)
The dollar value of the options shown represents the grant date fair value based on the Black-Scholes model of option valuation to determine grant date fair value, as prescribed under ASC Topic 718. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. For a discussion of valuation assumptions used to determine the grant date fair values in 2014, see Note 10, Employee Stock Plans, to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014. The dollar value of stock shown represents the grant date fair value as prescribed under FASB ASC Topic 718, based on the closing price of our common stock on the applicable grant date, and for Performance RSUs is based on the probable outcome of the applicable performance conditions.

3.    Outstanding Equity Awards at Fiscal Year-End Table
The following table sets forth summary information regarding the outstanding equity awards held by each of our named executive officers at December 31, 2014. Please note that ownership of vested shares of stock is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders” in Annual Report.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested (1)(3)
David E.I. Pyott	0	257,756	(4)	$125.07	2/21/2024	165,000 (5)	$35,077,350
	75,750	227,250	(6)	$105.87	2/21/2023
	156,000	156,000	(7)	$87.91	2/17/2022
	281,250	93,750	(8)	$75.58	2/17/2021
	422,400	0		$59.13	2/22/2020
	533,000	0		$40.16	2/20/2019
	410,000	0		$64.47	2/14/2018
	386,800	0		$58.55	2/2/2017
	2,265,200	734,756

Douglas S. Ingram	0	70,431	(4)	$125.07	2/21/2024			16,907	$3,594,259
	15,000	45,000	(6)	$105.87	2/21/2023
	33,500	33,500	(7)	$87.91	2/17/2022
	61,500	20,500	(8)	$75.58	2/17/2021
	92,600	0		$59.13	2/22/2020
	130,400	0		$40.16	2/20/2019
	105,500	0		$64.47	2/14/2018
	89,200	0		$58.55	2/2/2017
	527,700	169,431

James M. Hindman	0	12,057	(4)	$125.07	2/21/2024	11,271 (9)	$2,396,102	11,271	$2,396,102
	250	750	(6)	$105.87	2/21/2023
	3,500	10,500	(6)	$105.87	2/21/2023
	7,750	7,750	(7)	$87.91	2/17/2022
	14,250	4,750	(8)	$75.58	2/17/2021
	18,950	0		$59.13	2/22/2020
	22,300	0		$40.16	2/20/2019
	17,600	0		$64.47	2/14/2018
	19,000	0		$58.55	2/2/2017
	18,000	0		$36.15	2/6/2016
	121,600	35,807

Jeffrey L. Edwards	0	58,815	(4)	$125.07	2/21/2024	-
	16,250	48,750	(6)	$105.87	2/21/2023
	37,500	37,500	(7)	$87.91	2/17/2022
	0	20,500	(8)	$75.58	2/17/2021
	53,750	165,565

Scott M. Whitcup, M.D.	0	58,815	(4)	$125.07	2/21/2024			11,271	$2,396,102
	10,000	45,000	(6)	$105.87	2/21/2023
	33,500	33,500	(7)	$87.91	2/17/2022
	0	25,000	(10)	$87.91	2/17/2022
	58,500	30,000		$75.58	2/17/2021
	55,000	0		$59.13	2/22/2020
	71,900	0		$40.16	2/20/2019
	60,000	0		$64.47	2/14/2018
	23,000	0		$58.55	2/2/2017
	311,900	192,315

Raymond H. Diradoorian	0	44,111	(4)	$125.07	2/21/2024			7,890	$1,677,335
	10,000	30,000	(6)	$105.87	2/212023
	19,000	19,000	(7)	$87.91	2/17/2022
	58,500	19,500	(8)	$75.58	2/17/2021
	55,000	0		$59.13	2/22/2020
	71,900	0		$40.16	2/20/2019
	60,000	0		$64.47	2/14/2018
	23,000	0		$58.55	2/2/2017
	297,400	112,611
___________________________

(1)	Represents the closing price of a share of our common stock on December 31, 2014 $212.59 multiplied by the number of shares or units that have not vested.

(2)
Amounts in this column represent the Performance RSUs granted in October 2014, which vest in full upon the achievement of both (i) a 2016 Adjusted EPS of $10.00 and (ii) the achievement of a three year (2014-2016) TSR that meets or exceeds the three-year median TSR during the same period for our compensation peer group, subject to the Named Executive Officer’s continued employment with the Company through the date of certification of such goals.

(3)	Amounts in this column are calculated based on achievement of the threshold performance goals of the Performance RSUs.

(4)	25% of the total option grant vests and becomes exercisable on each of the first second, third and fourth anniversaries of February 21, 2014, the date of grant, and have a term of ten years.

(5)
The 165,000 performance restricted stock units granted to Mr. Pyott in January 2012 vest, subject to Mr. Pyott remaining continuously employed with the Company throughout the performance period, based on whether the Company’s Common Stock exceeds three distinct stock price performance thresholds, based on the highest consecutive 20-day average closing price of the Company’s Common Stock during the performance period, as follows: (i) one-third of the award becomes eligible to vest upon achievement of the minimum performance threshold; (ii) two-thirds of the award becomes eligible to vest upon achievement of the second performance threshold; and (iii) the entire award becomes eligible to vest upon achievement of the highest performance threshold. The highest performance threshold was achieved in 2014; therefore, amounts shown in the table reflect the entire award. Accordingly, the award will vest in full subject to Mr. Pyott’s continuous employment with the Company throughout the remainder of the five-year performance period unless earlier accelerated in connection with a change in control pursuant to the terms of the award.

(6)	25% of the total option grant vests and becomes exercisable on each of the first second, third and fourth anniversaries of February 17, 2013, the date of grant, and have a term of ten years.

(7)	25% of the total option grant vests and becomes exercisable on each of the first second, third and fourth anniversaries of February 17, 2012, the date of grant, and have a term of ten years.

(8)	25% of the total option grant vests and becomes exercisable on each of the first second, third and fourth anniversaries of February 22, 2011, the date of grant, and have a term of ten years.

(9)	The grant of restricted stock units vest in four equal annual installments on each of the first, second, third and fourth anniversaries of October 29, 2014, the date of grant.

(10)	These options vest and are exercisable 100% on the fourth anniversary of February 17, 2012, the grant date, and have a term of ten years.

4.	Option Exercises and Stock Vested Table
The following table summarizes the option exercises and stock award vesting for each of our named executive officers for the year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
David. E.I. Pyott	252,000	$21,915,760.00	--	--
Douglas S. Ingram	84,000	$5,747,532.00	517	$64,403.00
James M. Hindman	30,000	$2,665,500.00	1,500	$187,605.00
Jeffrey L. Edwards	298,500	$31,445,836.00	535	$66,645.00
Scott M. Whitcup, M.D.	108,200	$6,856,030.00	544	$67,766.00
Raymond H. Diradoorian	40,000	$2,685,838.00
__________________

(1)	Represents the price at which shares acquired upon exercise of the stock options were sold net of the exercise price for acquiring shares.

(2)	Represents the vesting date closing market price of a share of our Common Stock multiplied by the number of shares that have vested.

5.    Pension Benefits Table
The following table summarizes the actuarial present value of each of our named executive officer’s accumulated benefits under our defined benefit retirement plan and our supplemental executive benefit plan as of the December 31, 2014 measurement date and any payments made during the year ended December 31, 2014.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
David E.I. Pyott	Defined Benefit Retirement Plan(1)	18.0	$1,037,145	$0
	Supplemental Executive Benefit Plan(2)	18.0	$13,732,500	$0
	Supplemental Retirement Income Plan (2)	18.0	$ -	$0
Douglas S. Ingram	Defined Benefit Retirement Plan(1)	19.8	$786,089	$0
	Supplemental Executive Benefit Plan(2)	19.8	$2,991,575	$0
	Supplemental Retirement Income Plan (2)	19.8	$ -	$0
James M. Hindman	Defined Benefit Retirement Plan(1)	31.3	$1,292,192	$0
	Supplemental Executive Benefit Plan(2)	31.3	$1,537,918	$0
	Supplemental Retirement Income Plan (2)	31.3	$ -	$0
Jeffrey L. Edwards	Defined Benefit Retirement Plan(1)	22.6	$980,206	$0
	Supplemental Executive Benefit Plan(2)	22.6	$3,627,276	$0
	Supplemental Retirement Income Plan (2)	22.6	$ -	$0
Scott M. Whitcup, M.D.	Defined Benefit Retirement Plan(1)	16.0	$724,209	$0
	Supplemental Executive Benefit Plan(2)	16.0	$2,771,450	$0
	Supplemental Retirement Income Plan (2)	16.0	$ -	$0
Raymond H. Diradoorian	Defined Benefit Retirement Plan(1)	34.5	$1,692,235	$0
	Supplemental Executive Benefit Plan(2)	34.5	$4,032,495	$0
	Supplemental Retirement Income Plan (2)	34.5	$ -	$0
________________________

(1)
Defined Benefit Retirement Plan. Our defined benefit retirement plan, our pension plan, provides pension benefits to U.S. employees, including executive officers, based upon the average of the employee’s highest 60 consecutive months of eligible earnings and years of service integrated with covered compensation as defined by the Social Security Administration. The annual benefit payable at normal retirement age is as follows: 1.23% of average earnings not in excess of covered compensation times the number of years of service to 35 years, plus 1.73% of average earnings in excess of covered compensation times the number of years of service to 35 years, plus 0.50% of average earnings times service in excess of 35 years.

Eligibility to participate in our pension plan was terminated for employees that joined us after September 30, 2002. The normal retirement age is 65; however, unreduced benefits are payable at age 62. Early retirement benefits are available at age 55 with five years of service. Benefits are reduced 6% per year for commencement prior to age 62. A participant is fully vested in his or her pension benefit after five years of service. Mr. Pyott, Mr. Whitcup and Mr. Diradoorian are currently eligible for early retirement because they are over age 55 and have more than five years of service.
Eligible earnings include amounts paid to an employee by Allergan for services rendered, including base earnings, commissions and similar incentive compensation, cost of living allowances earned within the U.S., holiday pay, overtime earnings and other bonus amounts paid under certain programs.
We amended our U.S. qualified and unqualified defined benefit pension plans to close the plans to any future participant service credits (plan freeze) effective December 31, 2014. In conjunction with the plan freezes, we added one additional year of service credit to the calculation of benefits for all active members of the U.S. pension plans as of December 31, 2014. No additional benefit accruals are granted after the plan is frozen.
Lump sums less than $10,000 can either be paid out or rolled over into an eligible retirement plan.
The present value of accumulated benefits is based on a 4.22% discount rate and the RP-2014 Mortality Table, projected using Scale MP-2014, separate for males and females and no collar adjustment. No preretirement mortality, retirement or termination has been assumed for the valuation. The value in the Pension Benefits Table does not match the Accumulated Benefit Obligation for accounting purposes. It is intended to represent the present value of the accrued benefit reflecting retirement at age 62, the plan’s earliest retirement date with unreduced benefits for those officers actively employed at the end of the fiscal year.

(2)
Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan. These plans pay benefits directly to a participant to the extent benefits under our defined benefit pension plan are limited by Code Sections 401(a)(17) and 415, respectively. Supplemental retirement plan payments for benefits earned and vested prior to January 1, 2005 are paid in the same form and at the same time as a participant’s benefits under our pension plan. Supplemental retirement plan payments for benefits earned or vested after December 31, 2004 will be paid in a form of payment and at a future date based on elections made in 2008 in accordance with Code Section 409A.

Eligible employees under the Supplemental Executive Benefit Plan include employees whose benefits are limited by Code Section 401(a)(17). The present value of accumulated benefits is based on a 4.17% discount rate and the RP-2014 Mortality Table, projected using Scale MP-2014,, separate for males and females and no collar adjustment. No preretirement mortality, retirement or termination has been assumed for the valuation. The value in the Pension Benefits Table does not match the Accumulated Benefit Obligation for accounting purposes. It is intended to represent the present value of the accrued benefit reflecting retirement at age 62, the plan’s earliest retirement date with unreduced benefits for those officers actively employed at the end of the fiscal year.
We maintain the Supplemental Retirement Income Plan for management employees whose benefits are limited by Code Section 415. The Code Section 415 limit is $210,000 for 2014. None of our named executive officers have accrued benefits under the Supplemental Retirement Income Plan.
6.    Nonqualified Deferred Compensation Table
The following table sets forth a summary of contributions to, and account balances under, our Executive Deferred Compensation Plan, as more fully described below, for the year ended December 31, 2014. Other than the named executive officers listed below, none of the other named executive officers participated in our Executive Deferred Compensation Plan during 2014.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2014 ($)(3)
Scott M. Whitcup, M.D.	-	-	$2,925	-	$256,070
James M. Hindman.	$380,440		$42,736		$909,967
_________________

(1)
The amount in this column reflects the portion of Mr. Hindman’s base salary and bonus deferred and contributed to the Executive Deferred Compensation Plan and is included in the “Salary” column of the Summary Compensation Table.

(2)
The amounts in this column reflect gains and losses by funds in which investments were made under the Executive Deferred Compensation Plan. None of these amounts are included in the Summary Compensation Table.

(3)
The amounts in this column represent the Executive Deferred Compensation Plan account balances at the end of 2014 for the named executive officers listed. The amounts previously reported as compensation for each such named executive officer in the Summary Compensation Table in previous years are $253,146 for Mr. Whitcup and $486,791 for Mr. Hindman.

Executive Deferred Compensation Plan. Under the Executive Deferred Compensation Plan, eligible employees, including our named executive officers, are permitted to defer receipt of up to 65% of their base salary and bonus (100% prior to January 1, 2010). Eligible employees, including our named executive officers, receive contributions from us, or Employer Match Restoration Credits, for a given year under the Executive Deferred Compensation Plan if, during that year, they have contributed the maximum before-tax contributions to our Savings and Investment Plan and if the amount of contributions made to the Executed Deferred Compensation Plan resulted in fewer matching contributions made to the Savings and Investment Plan. Similarly, eligible employees receive Company contributions, or Retirement Contribution Restoration Credits, for a given year under the Executive Deferred Compensation Plan if, during that year, the amount of contributions made pursuant to the retirement plan contribution feature of the Savings and Investment Plan was limited by the Code. A participant is deemed 100% vested in the Employer Match Restoration Credits, regardless of the number of years of service with us. A participant becomes vested in the Retirement Contribution Restoration Credits at a rate of 20% for each completed year of service with us or, if earlier, the participant reaches age 62, becomes permanently disabled or dies, or at a change in control. Only employees who were hired prior to October 1, 2002 and who made a one-time irrevocable election to participate in the retirement contribution feature of our 401(k) plan (and forego participation in our pension plan), or who were hired on or after October 1, 2002, are eligible to receive Retirement Contribution Restoration Credits. None of our named executive officers are eligible to receive Retirement Contribution Restoration Credits.
The Executive Deferred Compensation Plan is an unfunded plan for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended. A “rabbi trust” has been established to satisfy our obligations under the plan. The Global Investments & Benefits Subcommittee of our Executive Committee selects investment vehicles, or fund media, amongst which participants make investment allocations that provide the basis on which gains and losses are attributed to account balances under the Executive Deferred Compensation Plan. The Global Investments & Benefits Subcommittee may add or delete from the fund selection from time to time. In 2014, the plan permitted participants to choose from among thirteen investment funds. The rates of return of the funds for 2014 ranged from -2.29% to 13.95%.

The fund media and their annual rates of return for the calendar year ended December 31, 2014 are contained in the following table.

Name of Investment Option	Rate of Return in 2014
Vanguard Prime Money Market Instl	0.05%
PIMCO Total Return Inst	4.69%
Dodge & Cox Stock	10.40%
Dreyfus Research Growth I	8.32%
JPMorgan US Equity R5	13.95%
BlackRock S&P 500 Stock K	13.61%
TIAA-CREF Instl Small-Cap Blend Index-Instl	5.15%
Wells Fargo Advantage Special Small Cap Value-Inst	7.82%
AMG Times Square Small Cap Growth-Inst	-2.48%
American Funds New Perspective-R6	3.56%
American Funds EuroPacific Growth-R6	-2.29%
Black Rock LifePath Index 2025 Instl	6.33%
Black Rock LifePath Index 2045 Instl	7.07%
Black Rock LifePath Index 2035 Instl	6.68%
Black Rock LifePath Index 2040 Instl	6.94%
Black Rock LifePath Index 2030 Instl	6.58%
Black Rock LifePath Index 2050 Instl	7.23%
Black Rock LifePath Index 2020 Instl	6.10%
Black Rock LifePath Index Retire Instl	5.73%
Black Rock LifePath Index 2055 Instl	7.46%
Benefit payments under the Executive Deferred Compensation Plan commence the January following termination of employment for any reason and are payable in 20, 40 or 60 quarterly installments (but a lump sum payment will be made if the total account balance is less than $50,000). In addition, a participant may elect to receive benefit payments while still employed, payable as a lump sum or in 8, 12 or 16 quarterly installments.
7.    Potential Payments Upon Termination or Change in Control Table
Change in Control Arrangements. In 2014, Allergan terminated all individual change in control agreements with its named executive officers. Upon termination of the agreement, the executive became eligible for coverage under the CIC Policy, which has been in effect since April 2010 and applied on a go-forward basis to all new hires and promotions. Each of our named executive officers, other than Mr. Edwards, is eligible to participate in the CIC Policy.
The CIC Policy provides certain benefits in the event of a “qualifying termination,” which means a termination of the named executive officer’s employment (i) within two years after the date of a “change in control” (as defined below) (a) by Allergan (or a successor entity) other than for “cause” (as defined below), death or disability, or (b) in which the executive voluntarily terminates his or her employment in the case of a material reduction or adverse modification of the executive’s overall compensation or a material change of the executive’s duties (including any substantial diminution or adverse modification of the executive’s overall position, responsibilities or reporting relationship or a relocation of the executive’s place of employment more than 50 miles from his or her place of employment, in each case, without the executive’s written consent) or (ii) within the 55 day period ending on the date of a change in control, where it is determined that such termination (a) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a change in control and who subsequently effectuates a change in control or (b) otherwise occurred in connection with, or in anticipation of, a change in control which actually occurs.
Under the CIC Policy, if a named executive officer experiences a qualifying termination, the named executive officer is entitled to:

•
a cash payment equal to three times the sum of (i) such named executive officer’s highest annual salary rate within the five-year period preceding termination and (ii) a bonus payment equal to the named executive officer’s target annual bonus under our Management Bonus Plan or our Executive Bonus Plan, as applicable, for the year in which the qualifying termination occurs payable in a lump sum on the 55th day after such termination; provided, however, that if the named executive officer’s severance payment under an applicable (non-change in control) severance plan or policy would be higher than the foregoing payment, then the executive’s cash severance payment would be equal to three times the amount determined in accordance with the applicable plan or policy; company-paid continuation of medical, dental and vision benefits in accordance with the terms of the Allegan welfare benefit plans for a three-year period; and

•	outplacement benefits of a type and duration generally provided to employees at the named executive officer’s level.
In the event any amount received under the CIC Policy or other arrangement in connection with a change in control would be subject to the excise tax under Section 4999 of the Code, the participant will receive the full amount of such benefits or the benefits reduced to such lesser extent as would result in no portion of such benefits being subject to the excise tax.
A “change in control” is generally defined as one of the following: (i) the acquisition by any person of beneficial ownership of 20% or more of our voting stock (unless our Board approves the acquisition), or 33% or more of our voting stock (with or without board approval); (ii) certain business combinations involving us; (iii) a stockholder approved disposition of all or substantially all of our assets; or (iv) a change in a majority of the incumbent board members, except for changes in the majority of such members approved by such members, subject to certain exceptions.
“Cause” is generally defined as one of the following: (1) refusal of the executive to comply with lawful written instructions of our Board that are consistent with the scope of the executive’s responsibilities prior to the change in control; (2) dishonesty of the executive that results in material financial loss to us or material injury to our reputation; or (3) the executive’s conviction of any felony involving an act of moral turpitude.
Executive Severance Pay Plan. The Compensation Committee has approved a severance pay policy for our named executive officers whose employment is terminated without “cause” (as defined in the Executive Severance Pay Plan) other than in connection with a sale of a business unit where the officer is not offered similar employment with the acquiring company. Each of our named executive officers, other than Mr. Edwards, is eligible to participate in the Executive Severance Pay Plan.
Under the terms of the Executive Severance Pay Plan effective January 1, 2011, the amount of severance pay depends upon the executive officer’s years of service with us. Each executive officer has the right to receive a cash severance payment in an amount equal to 12 to 24 months, the Severance Pay Period, of the participant’s base salary at the time of termination, based upon the participant’s years of credited service at Allergan. In addition, participants are entitled to receive coverage under certain health care benefit plans for the duration of the participant’s Severance Pay Period; provided that such participant pays the required participant contributions for such coverage. Participants are also entitled to receive outplacement counseling services for a period determined by us.
Acceleration of Benefits Under Certain Other Plans. Our 2011 Incentive Award Plan, 2008 Incentive Award Plan, supplemental retirement plans, as amended, our Management Bonus Plan and our Executive Bonus Plan also contain provisions for the accelerated vesting of benefits to our executives, including each named executive officer, upon a change in control of us (using the same definition of “change in control” as the definition described above under “Change in Control Agreements”).
The Compensation Committee has determined that in light of evolving market practices, for nonqualified stock option and restricted stock grants made in 2010 and thereafter, vesting will be accelerated in connection with a change in control only if the participant experiences a qualifying termination, or if the acquiring company does not convert the awards to awards of the acquiring company with equivalent value. For purposes of the equity awards held by the named executive officers, a “qualifying termination” includes those terminations that constitute a qualifying termination under the CIC Policy, as well as a material relocation or a material breach by the Company of any agreement with the executive pursuant to which he provides services, in either case, that occurs within 24 months after a change in control. Pursuant to the terms of Mr. Pyott’s 2012 special restricted stock unit award, in the event of Mr. Pyott’s termination of employment due to death or disability, or a qualifying termination of employment occurs in connection with a change in control, all or a portion of his 2012 special restricted stock unit may vest on an accelerated basis depending on the performance of the Company’s Common Stock during such shortened employment period. In the case of death or disability, the portion of the award that vests on an accelerated basis will be reduced pro-rata based on the shortened employment period. Because the highest performance threshold for this award was achieved in 2014, the entire award may vest on an accelerated basis upon the occurrence of the foregoing events.
In addition, under the terms of the Merger Agreement, equity awards held by named executive officers who are continuing employment following the Merger will be assumed by Actavis, as described above in Compensation Discussion and Analysis, and will be subject to the same terms and conditions as in effect immediately prior to the Merger, including that they will vest in full upon a qualifying termination. To the extent any restricted stock units held by named executive officers who are continuing employees are subject to performance vesting, the assumed restricted stock units will be earned at the effective time of the Merger based on target performance, and will otherwise vest on the last day of the original applicable performance period, subject to continued employment through the last day of the original applicable performance period. In addition, under the Merger Agreement, any equity awards held by named executive officers who are not continuing employees will vest in full and be cancelled in exchange for cash consideration (in the case of stock options) and a combination of cash and stock consideration (in the case of restricted stock or restricted stock units).
Under our supplemental retirement plans, in the event of a change in control, each participant will receive a lump sum payment in lieu of accrued benefits under the plans based on a more favorable 3.6% discount rate. Termination under our supplemental retirement plans can be for any reason whatsoever, voluntary or involuntary.
Under our Management Bonus Plan and our Executive Bonus Plan, each as in effect, if a change in control occurs during any year in which a participant is eligible to receive a bonus award under the plan, such bonus award will be prorated to the effective date of the change in control and all performance objectives set by the Compensation Committee will be deemed to be met at the greater of 100% of the performance objective or our actual prorated year-to-date performance. Payment is conditioned upon the recipient continuing to be employed by us or our successor on the effective date of the change in control and will be made within 30 days after the effective date of the change in control. No amounts are shown regarding benefits for death, disability, qualifying termination (without change in control) and qualifying termination with a change in control in the table below, as the termination scenarios would occur on the last day of the performance period and thus the payout would be the same as if the change in control had not occurred.
In accordance with the requirements of the SEC, the following table presents our reasonable estimate of the benefits payable to our named executive officers assuming that each of the following events occurred on December 31, 2014, the last business day of fiscal year 2014: (1) a change in control; (2) a change in control and qualifying termination of employment; (3) a reduction in force; (4) a termination as a result of a mutually agreed to resignation; and (5) a termination as a result of death or permanent disability. Amounts shown in the table below represent payouts under the terms of the CIC Policy and applicable severance plan in effect on December 31, 2014. Excluded are benefits previously accrued under our Executive Deferred Compensation Plan, defined benefit retirement plan and two supplemental retirement plans. For information on such accrued benefits, see the “Pension Benefits Table” and the “Nonqualified Deferred Compensation Table” in this Annual Report. Also excluded are benefits provided to all employees, such as accrued vacation. While we have made reasonable assumptions regarding the amounts payable, there can be no assurance that in the event of a change in control, our named executive officers will receive the amounts reflected below.

Name	Trigger	Cash Severance (1)	Value of Option Acceleration (2)	Value of Restricted Stock and RSU Acceleration (3)	Pension / NQDC (4)	Continuation of Employment Benefits (5)	Total Value (6)
David E.I. Pyott	Change in Control	-	$79,105,693	$35,077,350	-	-	$114,183,043
	Change in Control and Qualifying Termination	$9,912,300	$79,105,693	$35,077,350	$2,059,244	$96,185	$126,250,772
	Reduction in Force	$2,577,667	$79,105,693	-		$43,185	$81,726,545
	Mutually Agreed to Resignation	$2,577,667	-	-	-	-	$2,577,667
	Death or Disability(7)	-	$79,105,693	$20,461,788	-	-	$99,567,481

Douglas S. Ingram	Change in Control	-	$17,952,006	$3,595,110	-	-	$21,547,116
	Change in Control and Qualifying Termination	$3,893,400	$17,952,006	$3,595,110	$650,537	$111,739	$26,202,792
	Reduction in Force	$1,351,875	$17,952,006	-	-	$53,331	$19,357,212
	Mutually Agreed to Resignation	$1,351,875	-	-	-	-	$1,351,875
	Death or Disability(7)	-	$17,952,006	$3,595,110	-	-	$21,547,116
					-	-
James M. Hindman	Change in Control	-	$3,872,896	$5,367,332		-	$9,240,228
	Change in Control and Qualifying Termination	$2,805,000	$3,872,896	$5,367,332	$314,148	$87,450	$12,446,826
	Reduction in Force	$1,100,000	$3,872,896	$632,101	-	$42,147	$5,647,144
	Mutually Agreed to Resignation	$1,100,000	-	-	-	-	$1,100,000
	Death or Disability(7)	-	$3,872,896	$5,367,332	-	-	$9,240,228

Jeffrey L. Edwards(8)	Change in Control	-	$17,834,294	-	-	-	$17,834,294
	Change in Control and Qualifying Termination	-	$17,834,294	-	$719,994	-	$18,554,288
	Reduction in Force	-	$17,834,294	-	-	-	$17,834,294
	Mutually Agreed to Resignation	-	-	-	-	-	$0
	Death or Disability(7)	-	$17,834,294	-	-	-	$17,834,294

Scott M. Whitcup, M.D.	Change in Control	-	$21,353,969	$2,396,669	-	-	$23,750,638
	Change in Control and Qualifying Termination	$3,486,000	$21,353,969	$2,396,669	$356,674	$42,739	$27,636,051
	Reduction in Force	$1,106,667	$21,353,969	-	-	$44,645	$22,505,281
	Mutually Agreed to Resignation	$1,106,667	-	-	-	-	$1,106,667
	Death or Disability(7)	-	$21,353,969	$2,396,669	-	-	$23,750,638

Raymond H. Diradoorian	Change in Control	-	$12,102,810	$1,677,732	-	-	$13,780,542
	Change in Control and Qualifying Termination	$2,596,800	$12,102,810	$1,677,732	$564,425	$96,185	$17,037,952
	Reduction in Force	$1,082,000	$12,102,810	-	-	$47,605	$13,232,415
	Mutually Agreed to Resignation	$1,082,000	-	-	-	-	$1,082,000
	Death or Disability(7)	-	$12,102,810	$1,677,732	-	-	$13,780,542
______________________

(1)
In the case of a change in control and qualifying termination, represents three times the sum of (i) the highest annual salary rate within the five year period preceding termination, plus (ii) a bonus amount equal to the executive’s target bonus under our Management Bonus Plan or our Executive Bonus Plan, as applicable. In the case of a termination of employment under the terms of our Executive Severance Pay Plan in effect on December 31, 2014, represents, for our executive officers having from 14 up to 18 full years of service (Messrs. Pyott and Ingram and Dr. Whitcup), between 20 and 22.5 months of base salary at the time of termination, and for our executive officers with 20 full years of service (Messrs. Diradoorian and Hindman), 24 months of base salary at the time of termination. Mr. Edwards is not eligible for cash severance per his agreement dated August 15, 2014.

(2)
Represents the aggregate value of the acceleration of vesting of the participant’s unvested stock options based on the spread between the closing price of our Common Stock on December 31, 2014 ($212.59) and the exercise price of the stock options.

(3)
Represents the aggregate value of the acceleration of vesting of the participant’s unvested restricted stock and restricted stock units based on the closing price of our Common Stock on December 31, 2014. For stock awards granted in 2010 and thereafter, in the event of a change in control (without a qualifying termination), the restricted stock awards and restricted stock units only accelerate upon change in control if they are not assumed or substituted. In addition, the Performance RSUs are subject to full acceleration of vesting upon each of the following events: (i) the employee’s termination of employment due to death or disability prior to or on December 31, 2016; (ii) a change in control of the Company prior to the vesting date in which the successor or surviving entity does not assume or replace the Performance RSUs, subject to the employee’s continued employment through such date; or (iii) a “qualifying termination” (as defined in the award agreement) of the employee or the employee’s termination of employment due to death or disability, in each case, following a change in control of the Company in which the successor or surviving entity assumes or replaces the Performance RSUs. For Mr. Pyott, also represents the value of his 2012 special restricted stock unit, which would vest in connection with a qualifying termination of employment.

(4)
Under Allergan’s Executive Benefit Plan, in the event of a “double trigger” termination for any reason within two years following a change in control, each named executive officer will receive a lump sum payment of accrued benefits under the Executive Benefit Plan based on a more favorable 4.17% discount rate (rather than based on a 5.01% discount rate), as of December 31, 2014. This column quantifies this benefit enhancement and does not quantify any amounts with respect to Allergan’s defined benefit retirement plan or the Allergan Executive Deferred Compensation Plan, because none of the named executive officers would be entitled to a benefit enhancement under either of these plans in connection with a change in control.

(5)
In the case of a change in control and qualifying termination, represents the estimated payments for continued medical, dental, vision, each for a period of three years after termination of employment. In the case of a termination of employment under the applicable severance plan in effect on December 31, 2014, represents medical, dental and vision coverage during the severance pay period.

(6)	Excludes the value to the executive of a continued right to indemnification by us and continued coverage under our directors’ and officers’ liability insurance (if applicable).

(7)
Our named executive officers (other than Mr. Edwards) receive life insurance proceeds of $1.5 million upon death, which amounts have been excluded from the table. Following his resignation as our Executive Vice President, Finance and Business Development, Chief Financial Officer, Mr. Edwards’ entitlement was reduced to $1.0 million. We pay the premiums for term life insurance for all eligible employees as well as the cost of higher coverage levels in place for our executives.

(8)
The Company anticipates that Mr. Edwards will no longer serve as an employee effective on or about March 1, 2015 and, in any event, prior to the effective time of the Merger. Upon a termination of his employment on March 1, 2015, the Company anticipates that Mr. Edwards would forfeit 95,362 unvested options with a value of $9,666,832 (determined using the same per share price of the Company’s common stock of $212.59).

Resignation of Mr. Edwards. Mr. Edwards resigned from his position as Executive Vice President, Finance and Business Development, Chief Financial Officer, effective August 18, 2014, due to family commitments. Mr. Edwards will remain employed by the Company as Senior Vice President of Finance and Special Advisor to facilitate a smooth transition. Mr. Edwards did not and is not expected to receive any severance or other benefits in connection with his resignation and is no longer entitled to benefits under the CIC Policy or the Executive Severance Plan. The Company anticipates that Mr. Edwards will no longer serve as an employee effective on or about March 1, 2015 and, in any event, prior the effective time of the Merger.
Director Compensation
Director Compensation Program. Our Board adopted a revised non-employee director compensation program, which became effective January 1, 2014. Under this program, our non-employee directors receive a target fixed annual value of approximately $450,000, comprised of (i) cash compensation for annual retainers and meeting fees with an approximate value of $100,000 and (ii) a targeted fixed annual equity award of approximately $350,000. Each director may elect to receive the target fixed annual equity award grant value in: (a) all stock options, (b) all restricted stock units, or (c) a 50/50 value split between options and restricted stock units. Any new option grants made to a non-employee director with at least six years of Board service would remain exercisable for the full ten-year maximum term regardless of when such non-employee director terminates service. For restricted stock units, election must be made by the end of the calendar year prior to the annual meeting, and the restricted stock units would vest and be taxable one year after the grant date unless an election to defer receipt until termination of the board service.
The chairperson of each committee will receive an additional $15,000 annual retainer fee, with the exception of the Audit and Finance Committee chairperson who will receive an additional annual retainer fee of $20,000. In addition, all non-employee directors, including our committee chairs, will receive $2,500 for each board meeting attended and $1,500 for each committee meeting attended.
In addition to the foregoing, we reimburse our non-employee directors for the costs of attending up to two continuing education programs for directors per year. We do not believe these to be perquisites as the directors are expected to attend such programs and continuing education programs are integrally and directly related to their service as our directors.

Director Stock Ownership Guidelines. Our Board has approved a stock ownership policy for our non-employee directors. Our non-employee directors are each required to own stock totaling five times the annual cash retainer paid to such non-employee director. Each director will have until the later of (i) five years from August 1, 2011, the date the guidelines were adopted, or (ii) five years from the director’s initial election to our Board to satisfy the stock ownership guidelines. As of December 31, 2014, all non-employee directors were in compliance with the stock ownership guidelines.
2014 Director Compensation. The following table summarizes the cash compensation paid to our non-employee directors who served during and for the year ended December 31, 2014, as well as the aggregate grant date fair value for stock awards granted in 2014 to our non-employee directors.

Director	Fees Earned or Paid in Cash(1)	Stock Awards/Units (2)(3)	Option Awards(3)	Other Compensation(4)	Total(5)
Deborah Dunsire, M.D.	$175,500	$415,634	$	$1,647	$592,781
Michael R. Gallagher	$225,500	$207,734	$163,934	$4,241	$601,409
Trevor M. Jones, Ph.D.	$186,500	$207,734	$163,934	$1,431	$559,599
Louis J. Lavigne, Jr.	$174,500	$415,634	$0	$0	$590,134
Peter J. McDonnell, M.D.	$174,000	$415,634	$0	$0	$589,634
Timothy D. Proctor	$170,500	$415,634	$0	$113	$586,247
Russell T. Ray	$198,500	$207,734	$163,934	$0	$570,168
Henri A. Termeer	$159,250	$415,634	$0	$0	$574,884
_______________________

(1)
In 2014, each non-employee director received an annual retainer of $60,000 for services as a director, except that Michael R. Gallagher, Lead Independent Director, received an annual retainer of $90,000, reflecting the Lead Independent Director’s critical role in assuring effective corporate governance and in managing the affairs of our Board as our lead independent director including: (1) presiding over executive sessions of our Board and over board meetings when the Chairman of the Board is not in attendance; (2) consulting with the Chairman of the Board and other board members on corporate governance practices and policies, and assuming the primary leadership role in addressing issues of this nature if, under the circumstances, it is inappropriate for the Chairman of the Board to assume such leadership; (3) meeting informally with other outside directors between board meetings to assure free and open communication within the group of outside directors; (4) assisting the Chairman of the Board in preparing our Board agenda so that the agenda includes items requested by non-management members of our Board; (5) administering the annual board evaluation and reporting the results to the Corporate Governance and Compliance Committee; and (6) assuming other responsibilities that the non-management directors might designate from time to time.

The chairperson of each board committee received a $3,750 quarterly retainer fee for committee meetings presided over in 2014, except that the chairperson of the Audit and Finance Committee received a $5,000 quarterly retainer fee for regular committee meetings presided over in 2014. In addition, all non-employee directors, including our Board committee chairs, received $2,500 for each board meeting attended in 2014 and an additional $1,500 for each board committee meeting attended in 2014.
Director compensation in excess of the $450,000 target value reflects the extraordinary number of Board meetings convened in 2014 to address matters related to the unsolicited proposal by Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management LP, as well as the transaction with Actavis.

(2)
The amounts shown are the grant date fair value of restricted stock units granted in fiscal year 2014, as prescribed under ASC Topic 718. For a discussion of valuation assumptions, see Note 10, Employee Stock Plans, to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014.

Under our 2011 Incentive Award Plan, 2,499 shares of restricted stock units were granted to each of Dr. Dunsire, Dr. McDonnell and Messrs. Lavigne, Proctor and Termeer, while 1,249 shares of restricted stock units were granted to each of Messrs. Gallagher, Ray, and Prof. Jones on May 6, 2014, the date of our 2014 annual meeting and in accordance with the directors’ elections.

(3)
The amounts shown are the grant date fair value of stock options grated in fiscal year 2014 as prescribed under FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 10, Employee Stock Plans, to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014.

Under our 2011 Incentive Award Plan, 4,305 stock options were granted to each of Messrs. Gallagher, Ray and Prof. Jones on May 6, 2014, the date of our 2014 annual meeting and in accordance with the directors’ elections.
The table below shows the aggregate numbers of unvested stock awards/units, and vested and unvested option awards outstanding for each non-employee director as of December 31, 2014.

Director	Unvested Stock Awards/Units	Vested and Unvested Option Awards
Deborah Dunsire, M.D.	2,499	50,955
Michael R. Gallagher	1,249	43,860
Trevor M. Jones, Ph.D.	1,249	44,905
Louis J. Lavigne, Jr.	2,499	0
Peter J. McDonnell, M.D.	2,499	0
Timothy D. Proctor	2,499	0
Russell T. Ray	1,249	58,905
Henri A. Termeer	2,499	0
__________________

(4)
Under our Deferred Directors’ Fee Program, participants may elect to defer all or a portion of their retainer and meeting fees until termination of their status as a director. Deferred amounts are treated as having been invested in our Common Stock, such that on the date of deferral the director is credited with a number of phantom shares of our Common Stock equal to the amount of fees deferred divided by the market price of a share of our Common Stock as of the date of deferral. Upon termination of the director’s service on our Board, the director will receive shares of our Common Stock equal to the number of phantom shares of our Common Stock credited to such director under the Deferred Directors’ Fee Program. The amounts shown represent dividend equivalents earned on the phantom shares during 2014.

(5)
Director compensation in excess of the $450,000 target value reflects the extraordinary number of Board meetings convened in 2014 to address matters related to the unsolicited proposal by Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management, L.P., as well as the transaction with Actavis.

Compensation Risk Management
In January 2015, management assessed our compensation design, policies and practices to determine whether any risks arising from our compensation design, policies and practices are reasonably likely to have a material adverse effect on us. The Compensation Committee reviewed and agreed with management’s conclusion that our compensation policies and practices do not create such risks. In doing so, the Compensation Committee, with the assistance of Cook & Co., considered various features of our compensation policies and practices that discourage excessive or unnecessary risk taking, including but not limited to the following:

•	appropriate pay philosophy, peer group and other market comparability data, and market positioning to align with and support business objectives;

•
effective balance in the design of our compensation programs, including: (i) cash and equity pay mix, (ii) short- and longer-term performance focus, (iii) corporate, business unit, and individual performance focus and measurement; and (iv) financial and non-financial performance measurement together with top management and Board discretion to manage pay appropriately; and

•	stock grant guidelines, stock ownership guidelines, an incentive plan clawback policy, and independent Compensation Committee oversight of our compensation policies and practices.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of January 22, 2015, regarding the beneficial ownership of our Common Stock by (i) each director, (ii) our Chief Executive Officer, former Chief Financial Officer, each of our three other most highly compensated executive officers for the year ended December 31, 2014 and (iii) all of our current directors and executive officers as a group.

	Vested Shares of Common Stock Owned(1)	Rights to Acquire Shares of Common Stock(2)	Unvested Shares of Restricted Stock	Total Shares of Common Stock Beneficially Owned	Percent of Class(3)
Directors:
Deborah Dunsire, M.D.	25,331	66,064	-	91,395	0.031%
Michael R. Gallagher	37,954	61,398	-	99,352	0.033%
Trevor M. Jones, Ph.D.	2,375	51,871	-	54,246	0.018%
Louis J. Lavigne, Jr.	15,649	-	-	15,649	0.005%
Peter J. McDonnell, M.D.	3,108	-	-	3,108	0.001%
Timothy D. Proctor	3,108	1,075	-	4,183	0.001%
David E.I. Pyott	234,174	2,577,139	-	2,811,313	0.094%
Russell T. Ray	25,918	54,600	-	80,518	0.027%
Henri A. Termeer(4)	-	-	-	-	0.000%
Other Named Executive Officers:
Douglas S. Ingram	30,109	597,557	-	627,666	0.209%
James M. Hindman	33,893	136,989	2,700	173,582	0.058%
Jeffrey L. Edwards(5)	20,265	123,953	-	144,218	0.048%
Scott M. Whitcup, M.D.	20,492	632,653	-	653,145	0.218%
Raymond H. Diradoorian	17,927	347,427	-	365,354	0.122%
All current directors and executive officers (as a group 17 persons, including those named above)	502,178	5,009,844	8,400	5,520,422	1.814%
____________________________

*	Beneficially owns less than 1% of our outstanding Common Stock.

(1)
In addition to shares held in the individual’s sole name, this column includes: (1) shares held by the spouse of the named person and shares held in various trusts; and (2) for executive officers, shares held in trust for the benefit of the named employee in our Savings and Investment Plan and Employee Stock Ownership Plan as of January 22, 2015.

(2)
This column also includes shares which the person or group has the right to acquire within sixty (60) days of September 30, 2014 as follows: (1) for executive officers, these shares may be acquired upon the exercise of stock options and vesting of restricted stock units; and (2) for non-employee directors, these shares include shares that may be acquired upon the exercise of stock options and vesting of restricted stock units, as well as shares accrued under our Deferred Directors’ Fee Program as of September 30, 2014. Under our Deferred Directors’ Fee Program, participants may elect to defer all or a portion of their retainer and meeting fees until termination of their status as a director. Deferred amounts are treated as having been invested in our Common Stock such that on the date of deferral the director is credited with a number of phantom shares of our Common Stock equal to the amount of fees deferred divided by the market price of a share of our Common Stock as of the date of deferral. Upon termination of the director’s service on our Board, the director will receive shares of our Common Stock equal to the number of phantom shares of our Common Stock credited to such director under the Deferred Directors’ Fee Program.

(3)
Based on 299,232,684 shares of our Common Stock outstanding as of January 22, 2015 (exclusive of approximately 8,373,176 shares of Common Stock held in treasury). Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and nominees, named executive officers and executive officers has sole voting and/or investment power with respect to such shares.

(4)	Mr. Termeer was appointed to our Board on January 24, 2014.

(5)	On August 18, 2014, Mr. Edwards resigned from his position as Executive Vice President, Finance and Business Development, Chief Financial Officer due to family commitments.
Stockholders Holding 5% or More
Except as set forth below, the Company’s management is not aware of any person who is the beneficial owner of more than 5% of our issued and outstanding Common Stock.

Name and Address of Beneficial Owners	Shares Beneficially Owned		Percent of Class(1)
Pershing Square Capital Management, L.P. 888 Seventh Avenue, 42nd Floor New York, NY 10019	26,635,978	(2)	8.90%
PS Management GP, LLC 888 Seventh Avenue, 42nd Floor New York, NY 10019	26,635,978	(2)	8.90%
William A. Ackman 888 Seventh Avenue, 42nd Floor New York, NY 10019	26,635,978	(2)	8.90%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	18,285,285	(3)	6.11%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	16,976,183	(4)	5.67%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	16,101,385	(5)	5.40%
____________________

(1)	Based on 299,232,684 shares of our Common Stock outstanding as of January 22, 2015 (exclusive of approximately 8,373,176 shares of Common Stock held in treasury).

(2)
Based on information provided pursuant to a statement on a Schedule 13D/A filed with the SEC on November 21, 2014 by Pershing Square Capital Management, L.P., PS Management GP, LLC and William A. Ackman, pursuant to which the three parties reported that they have shared beneficial ownership with respect to 26,635,978 shares and shared voting power with respect to 26,635,978 shares.

(3)
Based on information provided pursuant to a statement on a Schedule 13G filed with the SEC on February 12, 2015 by T. Rowe Price Associates, Inc. T. Rowe Price reported that it has sole voting power with respect to 5,374,674 shares and sole dispositive power with respect to 18,285,285 shares.

(4)
Based on information provided pursuant to a statement on a Schedule 13G/A filed with the SEC on February 2, 2015 by BlackRock, Inc. BlackRock reported that it has sole voting power with respect to 14,296,792 shares and sole dispositive power with respect to 16,974,811 shares.

(5)
Based on information provided pursuant to a statement on a Schedule 13G filed with the SEC on February 11, 2015 by The Vanguard Group. Vanguard reported that it has sole voting power with respect to 515,792 shares and sole dispositive power with respect to 487,689 shares.

Equity Compensation Plan Information
The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans, as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	17,684,216	(1)	$85.83	(2)	15,682,791	(3)
Equity compensation plans not approved by security holders	724,793	(4)	$68.22		852,790	(5)
Total	18,409,009		$85.79		16,535,581
____________________

(1)
Represents 17,684,216 shares to be issued upon exercise of outstanding options under the Allergan, Inc. 2011 Incentive Award Plan, the Allergan 2008 Incentive Award Plan and the Allergan, Inc. 1989 Incentive Compensation Plan.

(2)
Represents the weighted-average exercise price of outstanding options and is calculated without taking into account 572,494 shares of common stock subject to outstanding restricted stock units that become issuable as those units vest and following any applicable deferral, without any cash consideration or other payment required for such shares.

(3)
Represents the number of securities remaining available for issuance under the Allergan, Inc. 2011 Incentive Award Plan. The Allergan, Inc. 2011 Incentive Award Plan superseded the Allergan 2008 Incentive Award Plan.

(4)
Represents 39,113 shares credited to the accounts of participants under the Allergan, Inc. Deferred Directors’ Fee Program and 685,680 options outstanding under the Allergan Irish Share Participation Scheme.

(5)	Represents the number of securities remaining available for issuance under the Deferred Directors’ Fee Program and Irish Share Participation Scheme.
The following compensation plans under which our common stock may be issued upon the exercise of options, warrants and rights have not been approved by our stockholders:
Allergan Irish Share Participation Scheme
The Allergan Irish Share Participation Scheme (the “ISPS”) enables eligible employees to elect to receive a portion of certain cash compensation in our common stock. Our eligible employees and eligible employees of our subsidiary, Allergan Pharmaceuticals Ireland, can elect to participate in the ISPS.
Under the terms of the ISPS, an eligible employee is given the opportunity each year to purchase shares of our common stock. An eligible employee who has agreed to participate may invest an amount equal to up to 8% of their salary from his or her bonus and a further 7.5% of their basic salary (total 15.5%) in the ISPS. Upon receipt of a signed “Form of Acceptance and Contract of Participation” from the eligible employee, the trustees of the ISPS will purchase shares of our common stock on behalf of all participants. Shares of our common stock are then allocated to each participant based on the amount of bonus and salary invested by the participant. For a period of two years, the shares of our common stock are held by the trustees on the participant’s behalf. After this two-year time period, the participant may instruct the trustees to sell his or her shares of our common stock or to transfer them into the participant’s own name; however, the participant will lose the benefit of income tax relief. If a participant allows the trustee to hold the shares of our common stock for an additional year, i.e. three years in total, the participant can sell or transfer the shares of our common stock free of income tax. The ISPS was modified and readopted by our Board in November 1989 to reflect the effects of the spin-off of us from SmithKline Beckman Corporation in July 1989. Our Board has reserved a total of 814,000 shares of our common stock for issuance to ISPS participants, inclusive of the additional 150,000 shares reserved and registered for issuance in December 2013. As of December 31, 2014, 685,080 shares of our common stock have been issued under the ISPS and 151,668 shares remain available for issuance.
Allergan, Inc. Deferred Directors’ Fee Program
The purpose of the Allergan, Inc. Deferred Directors’ Fee Program (the “DDF Program”) is to provide non-employee members of our Board with a means to defer all or a portion of their retainer and meeting fees received from us until termination of their status as a director. Deferred amounts are treated as having been invested in our common stock, such that on the date of deferral the director is credited with a number of phantom shares of our common stock equal to the amount of fees deferred divided by the market price of a share of our common stock as of the date of deferral. Upon termination of the director’s service on our Board, the director will receive shares of our common stock equal to the number of phantom shares of our common stock credited to such director under the DDF Program. The DDF Program initially became effective as of March 1, 1994, was amended and restated effective as of November 15, 1999, was amended and restated effective as of July 30, 2007 and was amended and restated effective as of December 1, 2010. A total of 1,038,012 shares of our common stock have been authorized for issuance to DDF Program participants. As of December 31, 2014, 297,777 shares of our common stock have been issued and participants are entitled to receive an additional 39,113 shares of our common stock under the DDF Program upon termination of their status as director. Excluding the 39,113 shares that participants are entitled to receive under the DDF Program upon termination of their status as director, 701,122 shares remain available for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
The charter of the Audit and Finance Committee requires that it review and discuss with management and our independent registered public accounting firm any material related party transactions involving terms that differ from those that would typically be negotiated with independent parties. In connection with this requirement, all related party transactions (transactions involving our directors and executive officers or their immediate family members) are disclosed to our Audit and Finance Committee and our Board at least annually. We are not aware of any transactions between us and any stockholder owning five percent or greater of our outstanding Common Stock but if any such transaction were to arise, it would, pursuant to the terms of the Audit and Finance Committee’s charter, be reviewed by that committee. In addition, transactions involving our directors are disclosed and reviewed by our Corporate Governance and Compliance Committee in its assessment of our directors’ independence. To the extent such transactions are ongoing business relationships, the transactions are disclosed and, as applicable, reviewed annually. The Audit and Finance Committee intends to approve only those related party transactions that are in the best interests of our stockholders.
Director Independence
Our Bylaws and our Board of Directors Guidelines on Significant Corporate Governance Issues require that a majority of our directors meet the criteria for independence set forth under applicable securities laws, including the Exchange Act, applicable rules and regulations of the SEC and applicable rules and regulations of the New York Stock Exchange, or NYSE. The NYSE Listed Company Manual and corresponding listing standards provide that, in order to be considered independent, our Board must determine that a director has no material relationship with us other than as a director. Our Board has reviewed the relationships between us, including our subsidiaries or affiliates, and each board member (and each such director’s immediate family members).
Based on its review, our Board has affirmatively determined that none of Drs. Dunsire or McDonnell, Messrs. Gallagher, Lavigne, Proctor, Ray or Termeer, or Prof. Jones currently has any material relationship with us other than as a director and each is “independent” within the foregoing independence standards. Mr. Pyott was determined to not be independent based on his service as our Chief Executive Officer. Our Board’s independence determinations included reviewing Prof. Jones’ and Dr. McDonnell’s service as a director on the board of directors of a company with which Allergan had done business and a commercial relationship between Allergan and a company where Dr. Dunsire previously served on the management team, where the amount was significantly less than $1 million or 2% of such company’s consolidated gross revenues.
Our Board has also determined that each member of the Audit and Finance Committee, the Corporate Governance and Compliance Committee, the Organization and Compensation Committee and the Science & Technology Committee, respectively, is “independent” under the applicable listing standards of the NYSE and, with respect to members of the Audit and Finance Committee, the audit committee requirements of the SEC. None of the members of these committees is an officer, employee or former employee of us or any of our subsidiaries.
Our Board of Directors Guidelines on Significant Corporate Governance Issues are available on the Corporate Governance & Certificates section of our website at www.allergan.com.

Item 14.	Principal Accounting Fees and Services
Aggregate fees billed to us for the fiscal years ended December 31, 2014 and December 31, 2013 by our independent registered public accounting firm, Ernst & Young, are as follows:

Type of Fees	2014	2013
Audit Fees(1)	$5,761,713	$5,552,211
Audit-Related Fees(2)	147,493	109,516
Tax Fees(3)	338,153	179,844
All Other Fees(4)	629,235	509,624
Total	$6,876,594	$6,351,195

(1)
Represents the aggregate fees billed to us by Ernst & Young for professional services rendered for the audit of our annual consolidated financial statements and our internal controls over financial reporting, for the reviews of our consolidated financial statements included in our Form 10-Q filings for each fiscal quarter, for statutory audits of our international operations, and procedures with respect to registration statements.

(2)
Represents the aggregate fees billed to us by Ernst & Young for assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financial statements that are not already reported in Audit Fees. These services include accounting consultations and attestation services that are not required by statute.

(3)	Represents the aggregate fees billed to us by Ernst & Young for professional services relating to tax compliance and tax advice.

(4)
Represents the aggregate fees billed to us by Ernst & Young for other professional services primarily relating to procedures performed in the role of independent review organization as required by our Corporate Integrity Agreement.

Policy on Audit and Finance Committee Pre-Approval
As part of its required duties, the Audit and Finance Committee pre-approves audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The Audit and Finance Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally provides that services are to be pre-approved, up to specified amounts, in the defined categories of audit services, audit-related services, tax services and other related services, and sets requirements for specific case-by-case pre-approval of discrete projects that are not otherwise pre-approved or for services over the pre-approved amounts. Pre-approval may be given as part of the Audit and Finance Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit and Finance Committee’s members, but the decision must be presented to the full Audit and Finance Committee at its next scheduled meeting. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act of 2002 or the rules of the SEC and also considers whether proposed services are compatible with the independence of the independent registered public accounting firm. All services provided by our independent registered public accounting firm in 2014 were pre-approved in accordance with the Audit and Finance Committee’s pre-approval requirements.

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

3.1
Amended and Restated Certificate of Incorporation of Allergan, Inc. filed with the Secretary of State of the State of Delaware on May 9, 2014, and Certificate of Designations of Series A Junior Participating Preferred Stock of Allergan, Inc. filed with the Secretary of State of Delaware on April 23, 2014 (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2014)

3.2	Allergan, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 12, 2014)

4.1
Rights Agreement, dated as of April 22, 2014, between Allergan, Inc. and Wells Fargo Bank, N.A. which includes the form of Certificate of Designations of Preferred Stock As Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 23, 2014)

4.2
Form of Stock Certificate for Allergan, Inc. Common Stock, par value $0.01 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

4.3
Indenture, dated as of April 12, 2006, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.'s Current Report on Form 8-K filed on April 12, 2006)

4.4
Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.'s Current Report on Form 8-K filed on April 12, 2006)

4.5
Registration Rights Agreement, dated as of April 12, 2006, between Allergan, Inc. and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc.'s Current Report on Form 8-K filed on April 12, 2006)

4.6
Indenture, dated as of September 14, 2010, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $650,000,000 3.375% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Allergan, Inc.'s Current Report on Form 8-K filed on September 14, 2010)

4.7
Supplemental Indenture, dated as of September 14, 2010, between Allergan, Inc. and Wells Fargo Bank, National Association relating to the $650,000,000 3.375% Notes due 2020 (incorporated by reference to Exhibit 4.2 to Allergan, Inc.'s Current Report on Form 8-K filed on September 14, 2010)

4.8
Form of 3.375% Note due 2020 (incorporated by reference to (and included in) the Supplemental Indenture dated as of September 14, 2010 between Allergan, Inc. and Wells Fargo Bank, National Association at Exhibit 4.2 to Allergan, Inc.'s Current Report on Form 8-K filed on September 14, 2010)

10.1	Form of Director and Executive Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006)

10.2	Allergan, Inc. Change in Control Policy (Effective April 2010) (incorporated by reference to Exhibit 10.2 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010)

10.3	Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.'s Proxy Statement filed on March 14, 2003)

10.4	First Amendment to Allergan, Inc. 2003 Nonemployee Director Equity Incentive Plan (incorporated by reference to Appendix A to Allergan, Inc.'s Proxy Statement filed on March 21, 2006)

Exhibit No.	Description

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

10.14
First Amendment to the Allergan, Inc. Pension Plan (Restated 2013) (Incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013)

10.15	Second Amendment to the Allergan, Inc. Pension Plan (Restated 2013 (Incorporated by reference to Exhibit 10.1 of Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2014)

10.16	Third Amendment to Allergan, Inc. Pension Plan (Restated 2013) (Incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2014

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

10.19	Allergan, Inc. Executive Severance Pay Plan (Effective January 2011) (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on December 21, 2010)

10.20	Allergan, Inc. 2011 Executive Bonus Plan (incorporated by reference to Annex A to Allergan, Inc.'s Proxy Statement filed on March 8, 2011)

10.21	Allergan, Inc. 2011 Executive Bonus Plan - 2015 Performance Objectives

10.22	Allergan, Inc. 2015 Management Bonus Plan

Exhibit No.	Description

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

10.32	Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.30 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013)

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

10.38
Form of Restricted Stock Unit Award Grant Notice for Non-Employees Directors under the Allergan, Inc. 2011 Incentive Award Plan (Amended May 2011) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended March 31, 2011)

10.39
Form of Restricted Stock Unit Award Grant Notice for Non-Employees Directors under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2012) (incorporated by reference to Exhibit 10.39 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011)

10.40
Form of Performance-Based Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.40 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011)

10.41
Form of 2014 Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan ( incorporated by reference to Exhibit 10.1 of Allergan, Inc.’s Report on Form 10-Q for the Quarter Ended September 30, 2014)

10.42
Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012)

10.43
Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013)

10.44
Form of Restricted Stock Unit Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.41 to Allergan, Inc.’s Annual Report on form 10-K for the Fiscal Year ended December 31, 2013)

10.45
Form of Restricted Stock Unit Grant Agreement for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.42 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013)

10.46
Form of Restricted Stock Unit Award Grant Agreement for Non-Employees Directors under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.43 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013)

10.47
Form of Non-Qualified Stock Option Grant Agreement for Non-Employee Directors under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.44 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013)

10.48	Form of Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015)

10.49	Form of Restricted Stock Unit Award Grant Agreement for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015)

10.50	Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015)

10.51
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

10.52
Botox® - Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended September 30, 2005)*

Exhibit No.	Description

10.53
Amendment No. 1 to Botox® - Japan License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan K.K., Allergan NK, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to Allergan, Inc.'s Current Report on Form 8-K filed on March 11, 2010)*

10.54
Amended and Restated License, Commercialization and Supply Agreement, dated as of September 18, 2007, between Esprit Pharma, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference and included as Exhibit C to Exhibit 2.1 to Allergan, Inc.'s Current Report on Form 8-K/A filed on September 24, 2007)*

10.55
First Amendment to Amended and Restated License, Commercialization and Supply Agreement, dated as of January 9, 2009, between Allergan USA, Inc. and Indevus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008)

10.56
License, Transfer, and Development Agreement, dated as of March 31, 2010, among Serenity Pharmaceuticals LLC and Allergan Sales, LLC, Allergan USA, Inc., and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on April 2, 2010)*

10.57
License and Collaboration Agreement, dated as of May 3, 2011, among Allergan, Inc., Allergan Sales, LLC, and Molecular Partners AG* (incorporated by reference to Exhibit 10.15 to Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012)

10.58
Agreement and Plan of Merger, dated as of January 22, 2013, among Allergan, Inc., Groundhog Acquisition, Inc. and MAP Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 of Allergan, Inc.'s Current Report on Form 8-K filed on January 23, 2013)

10.59
Agreement and Plan of Merger, dated as of July 18, 2011, among Allergan, Inc., Erythema Acquisition, Inc., Vicept Therapeutics, Inc. and the Shareholders' Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.'s Current Report on Form 8-K filed on July 22, 2011)*

10.60
Agreement and Plan of Merger, dated as of November 15, 2012, among Allergan, Inc., Aphrodite Acquisition, Inc., SkinMedica, Inc. and the Equityholders' Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.'s Current Report on Form 8-K filed on November 16, 2012)

10.61
Agreement and Plan of Merger, dated as of November 16, 2014, by and among Actavis plc, Avocado Acquisition Inc. and Allergan, Inc. (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on November 18, 2014)

10.62
Letter of Understanding, dated as of August 1, 2010, between Allergan, Inc. and Douglas S. Ingram (incorporated by reference to Exhibit 10.66 to Allergan, Inc.'s Report on Form 10-Q for the Quarter ended June 30, 2010)

10.63	Letter of Understanding, dated as of August 15, 2014, between Allergan, Inc. and James M. Hindman

10.64	Letter of Understanding, dated as of August 15, 2014, between Allergan, Inc. and Jeffrey L. Edwards

10.65
Settlement Agreement, dated as of August 31, 2010, among Allergan, Inc., Allergan USA, Inc., the United States Department of Justice and the other parties listed therein (incorporated by reference to Exhibit 10.1 to Allergan, Inc.'s Current Report on Form 8-K filed on September 1, 2010)

10.66
Corporate Integrity Agreement, dated as of August 30, 2010, between Allergan, Inc. and the Office of Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to Allergan, Inc.'s Current Report on Form 8-K filed on September 1, 2010)

10.67
Plea Agreement, dated as of October 5, 2010, between Allergan, Inc. and the United States Attorney's Office for the Northern District of Georgia as counsel for the United States (incorporated by reference to Exhibit 10.70 to Allergan, Inc.'s Current Report on Form 10-Q for the Quarter ended September 30, 2011)

21	List of Subsidiaries of Allergan, Inc.

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101
The following financial statements are from Allergan, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

 ——————————

*
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

Date: February 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:	February 18, 2015	By	/S/ DAVID E.I. PYOTT
David E.I. Pyott
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	February 18, 2015	By	/S/ JAMES M. HINDMAN
James M. Hindman
Executive Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial Officer)

Date:	February 18, 2015	By	/S/ JAMES F. BARLOW
James F. Barlow
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Date:	February 18, 2015	By	/S/ DEBORAH DUNSIRE
Deborah Dunsire, M.D., Director

Date:	February 18, 2015	By	/S/ MICHAEL R. GALLAGHER
Michael R. Gallagher, Lead Independent Director

Date:	February 18, 2015	By	/S/ TREVOR M. JONES
Trevor M. Jones, Ph.D., Director

Date:	February 18, 2015	By	/S/ LOUIS J. LAVIGNE, JR.
Louis J. Lavigne, Jr., Director

Date:	February 18, 2015	By	/S/ PETER J. MCDONNELL
Peter J. McDonnell, M.D., Director

Date:	February 17, 2015	By	/S/ TIMOTHY D. PROCTOR
Timothy D. Proctor, Director

Date:	February 18, 2015	By	/S/ RUSSELL T. RAY
Russell T. Ray, Director

Date:	February 18, 2015	By	/S/ HENRI A. TERMEER
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Allergan. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Allergan’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on internal control over financial reporting as of December 31, 2014.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. We adopted the new framework during 2014. Management has concluded that Allergan’s internal control over financial reporting was effective as of December 31, 2014, based on those criteria.
David E.I. Pyott
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

James M. Hindman
Executive Vice President,
Finance and Business Development,
Chief Financial Officer
(Principal Financial Officer)
February 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited Allergan, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Allergan, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Allergan, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allergan, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 of Allergan, Inc. and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 18, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Allergan, Inc.

We have audited the accompanying consolidated balance sheets of Allergan, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allergan, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allergan, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 18, 2015

ALLERGAN, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and equivalents	$4,911.4	$3,046.1
Short-term investments	55.0	603.0
Trade receivables, net	914.5	883.3
Inventories	296.0	285.3
Other current assets	694.3	493.0
Assets of discontinued operations	—	9.0
Total current assets	6,871.2	5,319.7
Investments and other assets	271.9	213.2
Deferred tax assets	86.9	128.8
Property, plant and equipment, net	1,006.3	923.2
Goodwill	2,392.9	2,339.4
Intangibles, net	1,786.5	1,650.0
Total assets	$12,415.7	$10,574.3
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$72.1	$55.6
Accounts payable	287.4	283.2
Accrued compensation	292.8	269.1
Other accrued expenses	905.0	597.5
Income taxes	—	38.9
Total current liabilities	1,557.3	1,244.3
Long-term debt	2,085.3	2,098.3
Other liabilities	1,010.1	762.2
Commitments and contingencies
Equity:
Allergan, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 500,000,000 shares; issued 307,605,860 and 307,554,060 shares as of December 31, 2014 and 2013, respectively	3.1	3.1
Additional paid-in capital	3,353.7	3,032.8
Accumulated other comprehensive loss	(408.6)	(226.6)
Retained earnings	5,894.8	4,646.7
	8,843.0	7,456.0
Less treasury stock, at cost (8,373,176 and 9,947,345 shares as of December 31, 2014 and 2013, respectively)	(1,090.0)	(992.8)
Total stockholders’ equity	7,753.0	6,463.2
Noncontrolling interest	10.0	6.3
Total equity	7,763.0	6,469.5
Total liabilities and equity	$12,415.7	$10,574.3
See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product net sales	$7,126.1	$6,197.5	$5,549.3
Other revenues	111.8	102.9	97.3
Total revenues	7,237.9	6,300.4	5,646.6

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	842.4	795.8	751.2
Selling, general and administrative	2,837.2	2,519.4	2,193.1
Research and development	1,191.6	1,042.3	977.3
Amortization of intangible assets	112.4	116.7	90.2
Impairment of intangible assets and related costs	—	11.4	22.3
Restructuring charges	245.0	5.5	1.5
Operating income	2,009.3	1,809.3	1,611.0

Non-operating income (expense):
Interest income	7.7	6.8	6.7
Interest expense	(69.4)	(75.0)	(63.6)
Other, net	41.7	(10.3)	(23.1)
	(20.0)	(78.5)	(80.0)

Earnings from continuing operations before income taxes	1,989.3	1,730.8	1,531.0
Provision for income taxes	456.7	458.3	430.3

Earnings from continuing operations	1,532.6	1,272.5	1,100.7

Discontinued operations:
Earnings from discontinued operations, net of applicable income tax expense of $6.9 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively	—	14.1	1.8
Loss on sale of discontinued operations, net of applicable income tax expense (benefit) of $1.3 million and $(110.3) million for the years ended December 31, 2014 and 2013, respectively	(3.8)	(297.9)	—
Discontinued operations	(3.8)	(283.8)	1.8

Net earnings	1,528.8	988.7	1,102.5
Net earnings attributable to noncontrolling interest	4.6	3.6	3.7
Net earnings attributable to Allergan, Inc.	$1,524.2	$985.1	$1,098.8

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$5.13	$4.28	$3.64
Discontinued operations	(0.01)	(0.96)	—
Net basic earnings per share attributable to Allergan, Inc. stockholders	$5.12	$3.32	$3.64

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$5.03	$4.20	$3.57
Discontinued operations	(0.02)	(0.94)	0.01
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$5.01	$3.26	$3.58
 See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2014	2013	2012

Net earnings	$1,528.8	$988.7	$1,102.5

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(119.6)	(8.6)	9.6
Unrealized holding gain on available-for-sale securities, net of tax expense of $3.3 million	5.8	—	—
Amortization of deferred holding gains on derivatives designated as cash flow hedges included in net earnings, net of tax benefit of $0.5 million for the years ended December 31, 2014 and 2013 and $0.6 million for the year ended December 31, 2012, respectively(a)	(0.8)	(0.8)	(0.7)
Pension and postretirement benefit plan adjustments:
Net (loss) gain, net of tax benefit (expense) of $18.0 million, $(9.0) million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively	(72.0)	9.1	(35.9)
Additional net prior service cost due to plan amendments, net of tax benefit of $4.4 million	(17.8)	—	—
Amortization, net of tax expense of $5.5 million, $14.1 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively(b)	22.1	14.2	25.1
Other comprehensive (loss) income	(182.3)	13.9	(1.9)

Total comprehensive income	1,346.5	1,002.6	1,100.6
Comprehensive income attributable to noncontrolling interest	4.3	2.8	5.0

Comprehensive income attributable to Allergan, Inc.	$1,342.2	$999.8	$1,095.6
——————————

(a)	Reclassified into "Interest expense" in the consolidated statements of earnings.

(b)
Reclassified, as part of net periodic benefit cost, into "Cost of sales," "Selling, general and administrative" and "Research and development," as appropriate, in the consolidated statements of earnings. See Note 9, “Employee Retirement and Other Benefit Plans.”

See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Par Value				Shares	Amount
Balance December 31, 2011	307.5	$3.1	$2,761.8	$(241.4)	$2,969.3	(2.3)	$(183.2)	$22.8	$5,332.4
Net earnings					1,098.8			3.7	1,102.5
Other comprehensive (loss) income				(3.2)				1.3	(1.9)
Dividends ($0.20 per share)					(60.4)				(60.4)
Stock options exercised			0.6		(177.3)	4.9	422.9		246.2
Excess tax benefits from share-based compensation			45.7						45.7
Activity under other stock plans			(0.2)			0.1	6.6		6.4
Purchase of treasury stock						(10.0)	(909.0)		(909.0)
Stock-based award activity			92.7		1.7	0.1	8.6		103.0
Dividends to noncontrolling interest								(2.3)	(2.3)
Balance December 31, 2012	307.5	3.1	2,900.6	(244.6)	3,832.1	(7.2)	(654.1)	25.5	5,862.6
Net earnings					985.1			3.6	988.7
Other comprehensive income (loss)				14.7				(0.8)	13.9
Dividends ($0.20 per share)					(59.5)				(59.5)
Stock options exercised	0.1		0.7		(109.9)	3.2	291.5		182.3
Excess tax benefits from share-based compensation			37.7						37.7
Activity under other stock plans			(0.6)		(0.7)	0.1	7.6		6.3
Purchase of treasury stock						(6.1)	(650.7)		(650.7)
Stock-based award activity			95.7		(0.4)	0.1	12.9		108.2
Purchase of noncontrolling interest in a subsidiary			(1.3)	3.3				(20.0)	(18.0)
Dividends to noncontrolling interest								(2.0)	(2.0)
Balance December 31, 2013	307.6	3.1	3,032.8	(226.6)	4,646.7	(9.9)	(992.8)	6.3	6,469.5
Net earnings					1,524.2			4.6	1,528.8
Other comprehensive loss				(182.0)				(0.3)	(182.3)
Dividends ($0.20 per share)					(59.7)				(59.7)
Stock options exercised			3.1		(219.3)	7.6	735.3		519.1
Excess tax benefits from share-based compensation			167.5						167.5
Activity under other stock plans			0.6		2.3		3.1		6.0
Purchase of treasury stock						(6.1)	(839.2)		(839.2)
Stock-based award activity			149.7		0.6		3.6		153.9
Dividends to noncontrolling interest								(0.6)	(0.6)
Balance December 31, 2014	307.6	$3.1	$3,353.7	$(408.6)	$5,894.8	(8.4)	$(1,090.0)	$10.0	$7,763.0
See accompanying notes to consolidated financial statements.

ALLERGAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$1,528.8	$988.7	$1,102.5
Non-cash items included in net earnings:
Depreciation and amortization	248.1	254.6	256.6
Amortization of original issue discount and debt issuance costs	2.8	2.6	1.9
Amortization of net realized gain on interest rate swap	(15.0)	(14.4)	(7.7)
Deferred income tax benefit	(79.8)	(192.2)	(88.3)
Loss on disposal and impairment of assets	29.8	5.8	5.7
Unrealized (gain) loss on derivative instruments	(37.2)	(10.4)	15.3
Expense of share-based compensation plans	159.7	114.4	109.1
Loss on sale of discontinued operations	—	408.2	—
Impairment of intangible assets and related costs	—	11.4	22.3
(Income) expense from changes in fair value of contingent consideration	(15.1)	70.7	5.4
Provision for losses on trade receivables in Venezuela	37.3	—	—
Restructuring charges	246.4	5.5	5.7
Loss on investments	3.1	3.7	—
Pension and other post-retirement benefit plans settlements and curtailments	12.1	—	—
Changes in operating assets and liabilities:
Trade receivables	(115.7)	(139.6)	(34.3)
Inventories	(43.8)	(26.9)	(7.3)
Other current assets	(23.3)	(0.8)	(16.0)
Other non-current assets	(29.7)	(15.5)	44.1
Accounts payable	1.9	37.4	32.7
Accrued expenses	115.9	110.2	73.1
Income taxes	(124.0)	64.9	52.4
Other liabilities	25.5	17.1	26.7
Net cash provided by operating activities	1,927.8	1,695.4	1,599.9

Cash flows from investing activities:
Purchases of short-term investments	(1,269.8)	(1,025.6)	(865.2)
Purchases of equity investments	(20.3)	—	—
Acquisitions, net of cash acquired	(67.5)	(892.1)	(349.2)
Additions to property, plant and equipment	(243.9)	(171.9)	(143.3)
Additions to capitalized software	(19.0)	(11.8)	(13.9)
Additions to intangible assets	(15.0)	(0.3)	(4.1)
Proceeds from maturities of short-term investments	1,815.9	683.2	784.6
Proceeds from sale of business	1.8	42.7	—
Proceeds from sale of property, plant and equipment	0.5	0.5	1.8
Net cash provided by (used in) investing activities	182.7	(1,375.3)	(589.3)

Cash flows from financing activities:
Dividends to stockholders	(59.6)	(59.4)	(60.4)
Payments to acquire treasury stock	(839.2)	(650.7)	(909.0)
Purchase of noncontrolling interest in a subsidiary	—	(18.0)	—
Payments of contingent consideration	(10.2)	(61.2)	(5.1)
Net borrowings (repayments) of notes payable	16.5	6.8	(35.1)
Debt issuance costs	—	(4.8)	—
Proceeds from issuance of senior notes, net of discount	—	598.5	—
Sale of stock to employees	521.0	179.3	246.4
Excess tax benefits from share-based compensation	167.5	37.7	45.7
Net cash (used in) provided by financing activities	(204.0)	28.2	(717.5)

Effect of exchange rate changes on cash and equivalents	(41.2)	(4.0)	2.6
Net increase in cash and equivalents	1,865.3	344.3	295.7
Cash and equivalents at beginning of period	3,046.1	2,701.8	2,406.1
Cash and equivalents at end of period	$4,911.4	$3,046.1	$2,701.8

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net of amount capitalized	$83.4	$83.3	$64.2
Income taxes, net of refunds	$487.8	$455.3	$407.0
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
Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in equity. Aggregate net realized and unrealized gains (losses) resulting from foreign currency transactions and derivative contracts of approximately $44.9 million, $(7.4) million and $(23.4) million for the years ended December 31, 2014, 2013 and 2012, respectively, are included in “Other, net” in the Company’s consolidated statements of earnings.
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
Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually. Intangible assets include developed technology, customer relationships, licensing agreements, trademarks, technology-related assets and other rights, which are being amortized over their estimated useful lives ranging from three years to 21 years, and in-process research and development assets with indefinite useful lives that are not amortized, but instead tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the in-process research and development assets are either amortized over their estimated useful lives or written-off immediately.
Treasury Stock
Treasury stock is accounted for by the cost method. The Company maintains an evergreen stock repurchase program. The evergreen stock repurchase program authorizes management to repurchase the Company’s common stock for the primary purpose of funding its stock-based benefit plans. Under the stock repurchase program, the Company may maintain up to 18.4 million repurchased shares in its treasury account at any one time. As of December 31, 2014 and 2013, the Company held approximately 8.4 million and 9.9 million treasury shares, respectively, under this program.
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
The Company generally offers cash discounts to customers for the early payment of receivables. Those discounts are recorded as a reduction of revenue and accounts receivable in the same period that the related sale is recorded. The amounts reserved for cash discounts were $7.5 million and $6.3 million at December 31, 2014 and 2013, respectively. The Company permits returns of product from most product lines by any class of customer if such product is returned in a timely manner, in good condition and from normal distribution channels. Return policies in certain international markets and for certain medical device products, primarily breast implants, provide for more stringent guidelines in accordance with the terms of contractual agreements with customers. Estimated allowances for sales returns are based upon the Company’s historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase the risk of product returns. The amount of allowances for sales returns recognized in the Company’s consolidated balance sheets at December 31, 2014 and 2013 were $83.4 million and $84.4 million, respectively, and are recorded in “Other accrued expenses” and “Trade receivables, net” in the Company’s consolidated balance sheets. (See Note 5, “Composition of Certain Financial Statement Captions.”) Actual historical allowances for cash discounts and product returns have been consistent with the amounts reserved or accrued.
The Company participates in various U.S. federal and state government rebate programs, the largest of which are Medicaid, Medicare and the U.S. Department of Veterans Affairs. The Company also has contracts with various managed care and group purchasing organizations that provide for sales rebates and other contractual discounts. In the United States, the Company also incurs chargebacks, which are reimbursements to wholesalers for honoring contracted prices to third parties. Outside of the United States, the Company incurs sales allowances based on contractual provisions and legislative mandates. The Company also offers rebate and other incentive programs directly to customers for its aesthetic products and certain therapeutic products, including Botox® for both therapeutic and cosmetic uses, the Juvéderm® franchise, Latisse®, Natrelle®, Acuvail®, Aczone® and Restasis®, and for certain other skin care products. Sales rebates and incentive accruals reduce revenue in the same period that the related sale is recorded and are included in “Other accrued expenses” in the Company's consolidated balance sheets. (See Note 5, “Composition of Certain Financial Statement Captions.”) The amounts accrued for sales rebates and other incentive programs were $372.1 million and $279.3 million at December 31, 2014 and 2013, respectively.

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
Contingent Consideration
Contingent consideration liabilities represent future amounts the Company may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones and other contractual performance conditions. The Company estimates the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return. The Company estimates the fair value of the contingent consideration liabilities associated with sales milestones by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. The fair value of other contractual performance conditions is measured by assigning an achievement probability to each payment and discounting the payment to its present value using the Company's estimated cost of borrowing. The Company evaluates its estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings as “Selling, general and administrative” in the Company’s consolidated statements of earnings. The total estimated fair value of contingent consideration liabilities was $365.9 million and $225.2 million at December 31, 2014 and 2013, respectively, and was included in "Other accrued expenses" and "Other liabilities" in the consolidated balance sheets.
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards made to employees and directors. The fair value of share-based awards is estimated at the grant date. The fair value of stock option awards that vest based on a service condition is estimated using the Black-Scholes option-pricing model. The fair value of share-based awards that contain a market condition is generally estimated using a Monte Carlo simulation model, and the fair value of modifications to share-based awards is generally estimated using a lattice model. Compensation expense for share-based awards based solely on a service condition is recognized over the requisite service period only for those awards that are ultimately expected to vest. Compensation expense for share-based awards that contain a market condition is recognized over the requisite service period.
Advertising Expenses
Advertising expenses relating to production costs are expensed as incurred and the costs of television time, radio time and space in publications are expensed when the related advertising occurs. Advertising expenses were approximately $247.5 million, $179.7 million and $158.5 million in 2014, 2013 and 2012, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Liability Self-Insurance
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
Valuation allowances against the Company’s deferred tax assets were $39.1 million and $48.9 million at December 31, 2014 and December 31, 2013, respectively. Changes in the valuation allowances are generally recognized in the provision for income taxes as a component of the estimated annual effective tax rate.
The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it has currently reinvested these earnings indefinitely in these foreign operations. At December 31, 2014, the Company had approximately $4,485.3 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these earnings were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.
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
On August 13, 2014, the Company acquired LiRIS Biomedical, Inc. for $67.5 million in cash and estimated contingent consideration of $170.5 million as of the acquisition date. On March 1, 2013, the Company acquired MAP Pharmaceuticals, Inc. for an aggregate purchase price of approximately $871.7 million, net of cash acquired. On April 12, 2013, the Company acquired Exemplar Pharma, LLC for an aggregate purchase price of approximately $16.1 million, net of cash acquired. The Company accounted for these acquisitions as business combinations. In March 2014, the Company completed the acquisition of certain assets related to technology under development for use as a dermal filler from Aline Aesthetics, LLC and Tautona Group, L.P. for an upfront payment of $10.0 million and potential future payments for certain milestone events. The Company accounted for this acquisition as a purchase of net assets. The tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

if applicable. The Company does not recognize U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.
Reclassifications
Certain reclassifications of prior year amounts have been made to conform with the current year presentation.
Pending Merger with Actavis
In November 2014, the Company entered into a definitive agreement with Actavis plc (Actavis) under which Actavis will acquire Allergan for a combination of $129.22 in cash and 0.3683 Actavis shares for each share of Allergan common stock. The transaction remains subject to customary closing conditions, including receipt of stockholder approval and certain regulatory approvals. The transaction is expected to close in the late first quarter or early second quarter of 2015.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2:  Acquisitions and Collaborations
LiRIS Acquisition
On August 13, 2014, the Company completed the acquisition of LiRIS Biomedical, Inc. (LiRIS), a clinical-stage specialty pharmaceutical company based in the United States focused on developing a pipeline of innovative treatments for bladder diseases, for an upfront payment of $67.5 million, plus up to an aggregate of $295.0 million in payments contingent upon achieving certain future development milestones and up to an aggregate of $225.0 million in payments contingent upon achieving certain commercial milestones. The estimated fair value of the contingent consideration as of the acquisition date was $170.5 million. The acquisition was funded from current cash and equivalents balances.
The Company recognized tangible and intangible assets acquired and liabilities assumed in connection with the LiRIS acquisition based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recognized as goodwill. The goodwill acquired in the LiRIS acquisition is not deductible for federal income tax purposes. In connection with the acquisition, the Company acquired assets with a fair value of $307.8 million, consisting of intangible assets of $238.0 million and goodwill of $69.8 million, and assumed non-current deferred tax liabilities of $69.8 million. As of December 31, 2014, the total estimated fair value of the contingent consideration of $164.8 million was included in “Other liabilities.”
The intangible assets consist of an in-process research and development asset of $225.3 million and a patented device technology asset of $12.7 million associated with LiRIS' proprietary delivery system that has an estimated useful life of 16 years. The in-process research and development asset relates to LiRIS’ lead investigational product for the treatment of interstitial cystitis and bladder pain syndrome which is currently in Phase II clinical trials. The estimated fair value of the in-process research and development asset was determined based on the use of a discounted cash flow model using an income approach. The in-process research and development asset is classified as an indefinite-lived intangible asset until the successful completion and commercialization or abandonment of the associated research and development efforts.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In connection with various business development transactions where the Company has outlicensed its technology to third parties, the Company has aggregate potential future milestone receipts of approximately $45.9 million as of December 31, 2014, none of which are individually significant. Of that amount, approximately $3.5 million relates to achievement of certain development milestones, approximately $17.0 million relates to achievement of certain regulatory milestones, and approximately $25.4 million relates to achievement of certain commercial sales milestones. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. The Company evaluates whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company believes that the fair values assigned to the assets acquired and liabilities assumed for its acquisitions were based on reasonable assumptions. The Company's fair value estimates may change during the allowable measurement period, which is up to one year from the acquisition date, if additional information becomes available.

Note 3:  Discontinued Operations
On February 1, 2013, the Company formally committed to pursue a sale of its obesity intervention business unit, including the assets related to the Lap-Band® gastric band system and the Orbera™ intra-gastric balloon system. Accordingly, beginning in the first quarter of 2013, the Company has reported the financial results from that business unit as discontinued operations in the consolidated statements of earnings and the remaining assets related to that business unit as assets of discontinued operations in the consolidated balance sheets.
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
For the year ended December 31, 2013, the Company reported a total pre-tax loss of $408.2 million ($297.9 million after tax) on the disposal of the obesity intervention business unit net assets. The pre-tax loss includes transaction costs of approximately $2.6 million, consisting primarily of investment banking fees. For the year ended December 31, 2014, the Company recognized an additional pre-tax loss of $2.5 million ($3.8 million after tax), on the disposal of the obesity intervention business unit net assets.
In connection with the sale of the obesity intervention business, the Company also entered into certain transitional service agreements designed to facilitate the orderly transfer of business operations to Apollo. These agreements primarily relate to administrative services in the United States and distribution services outside of the United States, all of which are generally to be provided for a period of up to 12 months. The Company will also manufacture and supply products to Apollo for a transitional period not to exceed 24 months in order to allow Apollo adequate time to obtain regulatory approval for licenses and manufacturing facilities. The continuing cash flows from these agreements are not significant, and the Company has no significant continuing involvement in the obesity intervention business. Net sales made pursuant to the manufacturing and distribution agreements are recorded as product net sales in the Company's consolidated statements of earnings and are reflected as other medical devices product net sales.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of operations from discontinued operations for the years ended December 31, 2013 and 2012, respectively:

	2013	2012
	(in millions)
Product net sales	$114.4	$159.5

Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	20.2	24.3
Selling, general and administrative	57.9	75.3
Research and development	5.0	12.3
Amortization of intangible assets	10.3	41.1
Restructuring charges	—	4.2

Earnings from discontinued operations before income taxes	21.0	2.3
Provision for income taxes	(6.9)	(0.5)
Earnings from discontinued operations, net of income taxes	$14.1	$1.8

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
The Company currently estimates that it will incur total non-recurring pre-tax charges of between $325.0 million and $375.0 million in connection with the restructuring and other costs, of which $80.0 million to $90.0 million will be a non-cash charge associated with the acceleration of previously unrecognized share-based compensation costs and certain other non-cash accounting adjustments. As part of the restructuring, the Company will reduce its workforce by approximately 1,500 employees, or approximately 13 percent of its current global headcount, and eliminate an additional approximately 250 vacant positions.
The Company began to record costs associated with the July 2014 restructuring plan in the third quarter of 2014 and expects to continue to recognize costs through the second quarter of 2015. The restructuring charges primarily consist of employee severance and other one-time termination benefits, facility lease and other contract termination costs and other costs, primarily consisting of relocation costs and consulting fees, associated with the restructuring plan. During 2014, the Company recorded restructuring charges of $219.4 million and recognized additional costs of $28.4 million related to accelerated share-based compensation, consisting of $1.0 million of cost of sales, $16.2 million in SG&A expenses and $11.2 million in R&D expenses, and $36.5 million of asset write-offs and accelerated depreciation costs, consisting of $0.3 million of cost of sales, $27.9 million in SG&A expenses and $8.3 million in R&D expenses. In addition, in 2014 the Company also recognized pension curtailment and settlement charges, duplicate operating expenses and other costs of $15.6 million, consisting of $0.7 million of cost of sales, $13.4 million in SG&A expenses and $1.5 million in R&D expenses.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the restructuring charges related to the July 2014 restructuring plan during the year ended December 31, 2014:

	Employee Severance	Contract Termination Costs	Other	Total
	(in millions)
Restructuring charges during 2014	$150.4	$39.7	$29.3	$219.4
Spending	(52.7)	(5.2)	(19.7)	(77.6)
Balance at December 31, 2014 (included in "Accounts payable," "Other accrued expenses" and "Other liabilities")	$97.7	$34.5	$9.6	$141.8
January 2014 Restructuring Plan
In January 2014, the Company initiated a restructuring plan that includes certain sales force realignments and position eliminations, certain facility relocations and closures in the United States and Europe and the realignment of certain other business support functions, which affected approximately 250 employees.
The Company began to record costs associated with the January 2014 restructuring plan in the first quarter of 2014 and substantially completed all activities related to the restructuring plan in the fourth quarter of 2014 with the exception of certain expenses related to the relocation of a minor manufacturing facility to be incurred in 2015. The restructuring charges primarily consist of employee severance, one-time termination benefits and contract termination costs associated with the restructuring plan. During 2014, the Company recorded restructuring charges of $24.5 million and recognized additional costs of $11.4 million related to accelerated depreciation and share-based compensation expenses and duplicate operating expenses, consisting of $3.2 million of cost of sales, $6.0 million in SG&A expenses and $2.2 million in R&D expenses.
The following table presents the restructuring charges related to the January 2014 restructuring plan during the year ended December 31, 2014:

	Employee Severance	Other	Total
	(in millions)
Restructuring charges during 2014	$21.7	$2.8	$24.5
Spending	(15.5)	(2.4)	(17.9)
Balance at December 31, 2014 (included in "Other accrued expenses")	$6.2	$0.4	$6.6
Other Restructuring Activities and Integration Costs
In connection with the March 2013 acquisition of MAP, the April 2013 acquisition of Exemplar and the December 2012 acquisition of SkinMedica, Inc., the Company initiated restructuring activities in 2013 to integrate the operations of the acquired businesses with the Company's operations and to capture synergies through the centralization of certain research and development, manufacturing, general and administrative and commercial functions. For the year ended December 31, 2013, the Company recorded $4.5 million of restructuring charges, primarily consisting of employee severance and other one-time termination benefits for approximately 111 people. In the first quarter of 2014, the Company recorded an additional $0.4 million of restructuring charges.
Included in 2014 are $0.7 million of restructuring charges for lease terminations and employee severance and other one-time termination benefits, $0.1 million of SG&A expenses and $0.5 million of R&D expenses related to the realignment of various business functions. Included in 2013 are $1.0 million of restructuring charges for employee severance and other one-time termination benefits, $1.7 million of SG&A expenses and $1.1 million of R&D expenses related to the realignment of various business functions. Included in 2012 are $1.5 million of restructuring charges for lease terminations and employee severance and other one-time termination benefits, $1.5 million of SG&A expenses and $0.3 million of R&D expenses related to the realignment of various business functions.
Included in 2014 are $2.3 million of SG&A expenses and $0.4 million of R&D expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements. Included in 2013 are $0.1 million of cost of sales and $20.6 million of SG&A expenses related to transaction and integration costs associated with the

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

purchase of various businesses and collaboration agreements. The SG&A expenses for the year ended December 31, 2013 primarily consist of investment banking and legal fees. Included in 2012 are $0.1 million of cost of sales and $2.3 million of SG&A expenses related to transaction and integration costs associated with the purchase of various businesses and collaboration agreements.

Note 5:  Composition of Certain Financial Statement Captions

	December 31,
	2014	2013
	(in millions)
Trade receivables, net
Trade receivables	$1,004.2	$935.4
Less allowance for sales returns — medical device products	(23.0)	(27.9)
Less allowance for doubtful accounts	(66.7)	(24.2)
	$914.5	$883.3

Inventories
Finished products	$188.3	$180.0
Work in process	50.5	44.1
Raw materials	57.2	61.2
	$296.0	$285.3

Other current assets
Prepaid expenses	$218.4	$157.1
Deferred taxes	343.5	277.9
Foreign currency derivative assets	75.1	20.4
Other	57.3	37.6
	$694.3	$493.0

Investments and other assets
Deferred executive compensation investments	$112.9	$100.7
Capitalized software	37.0	36.8
Prepaid pensions	11.1	5.6
Debt issuance costs	8.6	10.8
Equity investments	47.2	20.8
Other	55.1	38.5
	$271.9	$213.2

Property, plant and equipment, net
Land	$71.2	$62.2
Buildings	1,066.1	962.8
Machinery and equipment	844.0	784.8
	1,981.3	1,809.8
Less accumulated depreciation	(975.0)	(886.6)
	$1,006.3	$923.2

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2014	2013
	(in millions)
Other accrued expenses
Sales rebates and other incentive programs	$372.1	$279.3
Royalties	27.3	26.2
Interest	22.0	22.0
Sales returns — specialty pharmaceutical products	60.4	56.5
Product warranties — breast implant products	7.7	7.6
Contingent consideration	53.8	9.9
Investment bank advisory fees	24.0	—
Annual branded prescription drug fee	34.1	6.1
Restructuring charges	109.6	—
Other	194.0	189.9
	$905.0	$597.5

Other liabilities
Postretirement benefit plan	$56.5	$44.3
Qualified and non-qualified pension plans	267.3	194.5
Deferred executive compensation	116.3	105.3
Deferred income	72.8	67.0
Contingent consideration	312.1	215.3
Product warranties — breast implant products	28.5	26.0
Unrecognized tax benefit liabilities	82.6	67.7
Other	74.0	42.1
	$1,010.1	$762.2

Accumulated other comprehensive loss
Foreign currency translation adjustments	$(149.0)	$(29.7)
Deferred holding gains on derivative instruments, net of taxes of $0.7 million and $1.2 million for 2014 and 2013, respectively	1.0	1.8
Unrealized gain on marketable equity investments, net of taxes of $3.3 million	5.8	—
Actuarial losses not yet recognized as a component of pension and postretirement benefit plan costs, net of taxes of $100.4 million and $83.5 million for 2014 and 2013, respectively	(266.4)	(198.7)
	$(408.6)	$(226.6)
At December 31, 2014 and 2013, approximately $13.0 million and $11.7 million, respectively, of the Company’s finished goods inventories, primarily breast implants, were held on consignment at a large number of doctors’ offices, clinics and hospitals worldwide. The value and quantity at any one location are not significant. At December 31, 2014 and 2013, approximately $9.9 million and $10.3 million, respectively, of specific reserves for sales returns related to certain genericized eye care pharmaceuticals and urologics products are included in accrued sales returns – specialty pharmaceutical products.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6:  Intangibles and Goodwill
Intangibles
At December 31, 2014 and 2013, the components of intangibles and certain other related information were as follows:

	December 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Amount	Accumulated Amortization	Weighted Average Amortization Period
	(in millions)		(in years)	(in millions)		(in years)
Amortizable Intangible Assets:
Developed technology	$648.5	$(394.9)	11.1	$647.7	$(343.8)	11.1
Customer relationships	54.2	(41.9)	2.7	54.7	(21.8)	2.7
Licensing	190.5	(167.7)	9.3	185.8	(164.8)	9.3
Trademarks	89.1	(33.8)	12.4	89.6	(29.7)	12.4
Technology-related assets	335.3	(86.3)	14.9	327.5	(66.9)	14.8
Other	29.0	(14.6)	7.7	30.7	(12.8)	7.6
	1,346.6	(739.2)	11.5	1,336.0	(639.8)	11.4
Unamortizable Intangible Assets:
In-process research and development	1,179.1	—		953.8	—
	$2,525.7	$(739.2)		$2,289.8	$(639.8)
Developed technology consists primarily of current product offerings, primarily breast aesthetics products, dermal fillers, skin care products and eye care products acquired in connection with business combinations, asset acquisitions and initial licensing transactions for products previously approved for marketing. Customer relationship assets consist of the estimated value of relationships with customers acquired in connection with business combinations. Licensing assets consist primarily of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have achieved regulatory approval for marketing. Technology-related assets consist of patented drug delivery technologies acquired in connection with the Company's August 2014 acquisition of LiRIS and 2013 acquisition of MAP, proprietary technology associated with silicone gel breast implants acquired in connection with the Company's 2006 acquisition of Inamed Corporation, dermal filler technology acquired in connection with the Company’s 2007 acquisition of Groupe Cornéal Laboratoires and a drug delivery technology acquired in connection with the Company’s 2003 acquisition of Oculex Pharmaceuticals, Inc. Other intangible assets consist primarily of acquired product registration rights, distributor relationships, distribution rights, government permits, non-compete agreements and a defensive asset associated with developed technology that has been commercialized. The in-process research and development assets consist primarily of an investigational product for the treatment of interstitial cystitis and bladder pain syndrome acquired in connection with the Company's August 2014 acquisition of LiRIS that is currently in Phase II clinical trials, an orally inhaled drug for the potential acute treatment of migraine in adults acquired in connection with the Company's 2013 acquisition of MAP and a novel compound to treat erythema associated with rosacea acquired in connection with the Company’s 2011 acquisition of Vicept Therapeutics, Inc. (Vicept) that is currently under development.
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides amortization expense by major categories of intangible assets for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
	(in millions)
Developed technology	$59.1	$57.2	$53.4
Customer relationships	20.5	20.5	1.1
Licensing	3.0	7.4	20.4
Trademarks	4.4	4.4	0.4
Technology-related assets	22.3	19.4	6.5
Other	3.1	7.8	8.4
	$112.4	$116.7	$90.2
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
Estimated amortization expense is $97.7 million for 2015, $77.5 million for 2016, $59.6 million for 2017, $57.6 million for 2018 and $55.6 million for 2019.
Goodwill
Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2014 and 2013 were as follows:

	Specialty Pharmaceuticals	Medical Devices	Total
	(in millions)
Balance at December 31, 2012	$299.8	$1,834.0	$2,133.8
MAP acquisition	175.0	—	175.0
Exemplar acquisition	14.0	—	14.0
SkinMedica acquisition adjustments	17.6	—	17.6
Foreign exchange translation effects and other	(5.2)	4.2	(1.0)
Balance at December 31, 2013	501.2	1,838.2	2,339.4
LiRIS acquisition	69.8	—	69.8
Foreign exchange translation effects	(3.9)	(12.4)	(16.3)
Balance at December 31, 2014	$567.1	$1,825.8	$2,392.9
The SkinMedica acquisition adjustments primarily relate to adjusting the assigned fair values associated with deferred tax assets and deferred tax liabilities and a contractual purchase price adjustment of $2.8 million. The Company does not consider the adjustments to be material.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7: Notes Payable and Long-Term Debt

	2014 Average Effective Interest Rate	December 31, 2014	2013 Average Effective Interest Rate	December 31, 2013
		(in millions)		(in millions)
Bank loans	8.83%	$72.1	6.07%	$55.6
Real estate mortgage; maturing 2017	5.65%	20.0	5.65%	20.0
Senior notes due 2016	3.94%	817.5	3.94%	831.0
Senior notes due 2018	1.39%	249.7	1.39%	249.5
Senior notes due 2020	3.41%	648.9	3.41%	648.7
Senior notes due 2023	2.83%	349.2	2.83%	349.1
		2,157.4		2,153.9
Less current maturities		72.1		55.6
Total long-term debt		$2,085.3		$2,098.3
At December 31, 2014, the Company had a committed long-term credit facility, a commercial paper program, a shelf registration statement that allows the Company to issue additional securities, including debt securities, in one or more offerings from time to time, a real estate mortgage and various foreign bank facilities. The committed long-term credit facility will expire in October 2016. The termination date can be further extended from time to time upon the Company’s request and acceptance by the issuer of the facility for a period of one year from the last scheduled termination date for each request accepted. The committed long-term credit facility allows for borrowings of up to $800.0 million. The commercial paper program also provides for up to $800.0 million in borrowings. However, the combined borrowings under the committed long-term credit facility and the commercial paper program may not exceed $800.0 million in the aggregate. Borrowings under the committed long-term credit facility are subject to certain financial and operating covenants that include, among other provisions, maximum leverage ratios. Certain covenants also limit subsidiary debt. The Company was in compliance with these covenants at December 31, 2014. As of December 31, 2014, the Company had no borrowings under its committed long-term credit facility, $20.0 million in borrowings outstanding under the real estate mortgage, $72.1 million in borrowings outstanding under various foreign bank facilities and no borrowings under the commercial paper program. Commercial paper, when outstanding, is issued at current short-term interest rates. Additionally, any future borrowings that are outstanding under the long-term credit facility may be subject to a floating interest rate. The Company may from time to time seek to retire or purchase its outstanding debt.
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
On January 31, 2007, the Company entered into a nine-year, two month interest rate swap with a $300.0 million notional amount. The swap received interest at a fixed rate of 5.75% and paid interest at a variable interest rate equal to 3-month LIBOR plus 0.368%, and effectively converted $300.0 million of the 2016 Notes to a variable interest rate. Based on the structure of the hedging relationship, the hedge met the criteria for using the short-cut method for a fair value hedge. In September 2012, the Company terminated the interest rate swap and received $54.7 million, which included accrued interest of $3.7 million. Upon termination of the interest rate swap, the Company added the net fair value received of $51.0 million to the carrying value of the 2016 Notes. The amount received for the termination of the interest rate swap is being amortized as a reduction to interest expense over the remaining life of the debt, which effectively fixes the interest rate for the remaining term of the 2016 Notes at 3.94%. As of December 31, 2014 and 2013, the unamortized amount of the terminated interest rate swap included in the carrying value of the 2016 Notes was $17.8 million and $31.5 million, respectively. During 2014, 2013 and 2012, the Company recognized $13.7 million, $13.1 million and $13.8 million, respectively, as a reduction of interest expense due to the effect of the interest rate swap.
In February 2006, the Company entered into interest rate swap contracts based on 3-month LIBOR with an aggregate notional amount of $800.0 million, a swap period of 10 years and a starting swap rate of 5.198%. The Company entered into these swap contracts as a cash flow hedge to effectively fix the future interest rate for the 2016 Notes. In April 2006, the Company terminated the interest rate swap contracts and received approximately $13.0 million. The total gain was recorded to accumulated other comprehensive loss and is being amortized as a reduction to interest expense over a 10 year period to match the term of the 2016 Notes. During 2014, 2013 and 2012, the Company recognized $1.3 million, respectively, as a reduction of interest expense due to the amortization of deferred holding gains on derivatives designated as cash flow hedges. These amounts were reclassified from accumulated other comprehensive loss. As of December 31, 2014, the remaining unrecognized gain of $1.7 million ($1.0 million, net of tax) is recorded as a component of accumulated other comprehensive loss. The Company expects to reclassify an estimated pre-tax amount of $1.3 million from accumulated other comprehensive loss as a reduction in interest expense during fiscal year 2015 due to the amortization of deferred holding gains on derivatives designated as cash flow hedges.
The aggregate maturities of total debt obligations, excluding the unamortized amount related to the terminated interest rate swap of $17.8 million, for each of the next five years and thereafter are as follows: $72.1 million in 2015; $799.7 million in 2016, $20.0 million in 2017, $249.7 million in 2018, zero in 2019 and $998.1 million thereafter. Interest incurred of $5.6 million in 2014, $1.8 million in 2013 and $0.9 million in 2012 has been capitalized and included in property, plant and equipment.

Note 8:  Income Taxes
The components of earnings from continuing operations before income taxes were:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S.	$922.5	$890.1	$846.8
Non-U.S.	1,066.8	840.7	684.2
Total	$1,989.3	$1,730.8	$1,531.0

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current
U.S. federal	$352.9	$342.4	$378.3
U.S. state	16.2	24.7	20.4
Non-U.S.	167.4	152.7	103.9
Total current	536.5	519.8	502.6

Deferred
U.S. federal	(31.6)	(34.8)	(72.7)
U.S. state	(25.3)	(12.6)	0.1
Non-U.S.	(22.9)	(14.1)	0.3
Total deferred	(79.8)	(61.5)	(72.3)

Total	$456.7	$458.3	$430.3
The current provision for income taxes does not reflect the tax benefit of $167.5 million, $37.7 million and $45.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to excess tax benefits from share-based compensation recorded directly to “Additional paid-in capital” in the consolidated balance sheets.
The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate follow:

	2014	2013	2012
Statutory rate of tax expense	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	0.4	0.9	1.1
Tax differential on foreign earnings	(10.8)	(9.0)	(8.8)
Other credits (R&D)	(2.9)	(3.0)	(0.9)
Tax audit settlements/adjustments	0.7	0.8	1.3
Other	0.6	1.8	0.4
Effective tax rate	23.0%	26.5%	28.1%

On December 19, 2014, the President of the United States signed into law The Tax Increase Prevention Act of 2014. Under prior U.S. law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2013. The 2014 Tax Increase Prevention Act extends the research credit for one year to December 31, 2014 and includes amounts paid or incurred after December 31, 2013. In the fourth quarter of 2014, the Company recognized the full year benefit of $19.8 million for the U.S. R&D tax credit for fiscal year 2014.
Withholding and U.S. taxes have not been provided on approximately $4,485.3 million of unremitted earnings of certain non-U.S. subsidiaries because the Company has currently reinvested these earnings indefinitely in such operations, or the U.S. taxes on such earnings will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any.
The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. During the third quarter of 2013, the Company reached a preliminary settlement for the Company’s acquired subsidiary, Inamed, for tax year 2005 with the IRS that was pending final review and approval by the U.S. Tax Court. The U.S. Tax Court approved the settlement in the first quarter of 2014. The impact of this settlement resulted in a $3.6 million refund and carryforward of certain tax attributes into the Company’s 2006 tax year filing.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the fourth quarter of 2013, the Company signed an agreement with the U.S. and Canadian competent authorities for certain transfer pricing issues covering tax years 2005 through 2011. As a result of the above, all positions have been resolved between the Company and the IRS for tax years 2005 and 2006. The final settlement generated a refund of $1.4 million.
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
The Company has been pursuing an Advanced Pricing Agreement with the IRS for certain transfer pricing issues covering tax years 2009 through 2013. A final agreement has been reached in the fourth quarter of 2014, resulting in a tax refund of $1.4 million.
During the second and third quarters of 2014, the Company reached final settlement with the state of California for tax years 2000 through 2004. The impact of this settlement is not considered material.
At December 31, 2014, the Company has net operating loss carryforwards, with various expiration dates, in certain non-U.S. subsidiaries of approximately $39.8 million. The majority of the non-U.S. net operating loss carryforwards are not likely to be realized and have been reduced by a valuation allowance. The Company has U.S. federal and state net operating loss carryforwards of approximately $694.1 million. The state net operating loss carryforwards include $329.3 million that is not likely to be realized and has been reduced by a valuation allowance. Certain of our U.S. net operating losses are subject to limitations under section 382 of the Internal Revenue Code. If not utilized, the U.S. federal and state net operating loss carryforwards will expire between 2015 and 2033.
At December 31, 2014, the Company has U.S. tax credit carryforwards of approximately $38.1 million and has provided a valuation allowance for $3.1 million of those U.S. tax credit carryforwards.
The Company has a subsidiary in Costa Rica which previously operated under a local country tax incentive and the subsidiary was exempt from income tax through the first quarter of 2014. The Company has since qualified for future incentives and tax credits which are comparable to the past incentives through 2021.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Temporary differences and carryforwards/carrybacks which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
	(in millions)
Deferred tax assets
Net operating losses	$144.9	$179.7
Accrued expenses	173.6	130.0
Capitalized expenses	161.1	176.5
Deferred compensation	52.1	47.4
Medicare, Medicaid and other accrued health care rebates	110.1	80.0
Postretirement medical benefits	21.9	16.6
Capitalized intangible assets	31.5	38.9
Deferred revenue	19.2	19.2
Inventory reserves and adjustments	14.2	14.5
Share-based compensation awards	94.8	101.6
Unbilled costs	28.1	28.3
Pension plans	69.9	52.6
R&D credits	37.2	26.2
All other	57.4	46.3
	1,016.0	957.8
Less: valuation allowance	(39.1)	(48.9)
Total deferred tax assets	976.9	908.9

Deferred tax liabilities
Depreciation	(13.1)	0.1
Developed and technology-related intangible assets	131.3	153.5
In-process R&D	428.3	348.6
Total deferred tax liabilities	546.5	502.2
Net deferred tax assets	$430.4	$406.7
The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2014 were $343.5 million and $86.9 million, respectively. The balances of net current deferred tax assets and net non-current deferred tax assets at December 31, 2013 were $277.9 million and $128.8 million, respectively. Net current deferred tax assets are included in “Other current assets” in the Company’s consolidated balance sheets.
The decrease in the amount of valuation allowance at December 31, 2014 compared to December 31, 2013 is primarily attributable to the ability of the Company to utilize its California R&D tax credits in the foreseeable future.
Based on the Company's historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing total deferred tax assets at December 31, 2014. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
Disclosures for Uncertainty in Income Taxes
The Company classifies interest expense related to uncertainty in income taxes in the consolidated statements of earnings as interest expense. Income tax penalties are recorded in income tax expense, and are not material.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(in millions)
Balance, beginning of year	$77.3	$61.9	$53.0
Gross increase as a result of positions taken in a prior year	8.4	8.7	20.9
Gross decrease as a result of positions taken in a prior year	(32.7)	(14.6)	(12.7)
Gross increase as a result of positions taken in current year	39.1	23.3	3.4
Gross decrease as a result of positions taken in current year	(2.1)	—	—
Increases (decreases) related to settlements	1.8	(2.0)	(2.7)
Decreases due to lapse in statute of limitations	(0.2)	—	—
Balance, end of year	$91.6	$77.3	$61.9
The total amount of unrecognized tax benefits at December 31, 2014, 2013 and 2012 that, if recognized, would affect the effective tax rate is $84.1 million, $70.5 million and $55.2 million, respectively.
The total amount of interest (income) expense related to uncertainty in income taxes recognized in the Company’s consolidated statements of earnings is $(2.8) million, $4.3 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total amount of accrued interest expense related to uncertainty in income taxes included in the Company’s consolidated balance sheets is $10.8 million and $9.8 million at December 31, 2014 and 2013, respectively.
The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities related to various audit issues will decrease by approximately $5.0 million to $6.0 million primarily due to settlements of income tax audits and Competent Authority negotiations.
The following tax years remain subject to examination:

Major Jurisdictions	Open Years
U.S. Federal	2007 - 2013
California	2005 - 2013
Brazil	2009 - 2013
Canada	2007 - 2013
France	2011 - 2013
Germany	2012 - 2013
Italy	2009 - 2013
Ireland	2007 - 2013
Spain	2010 - 2013
United Kingdom	2011 - 2013

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
In October 2014, the Company announced that it has amended its U.S. qualified and unqualified defined benefit pension plans to close the plans to any future participant service credits (plan freeze) effective December 31, 2014. In December 2014, the Company announced that it has amended its Ireland and U.K. pension plans to close the plans to any future participant service

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

credits effective December 31, 2014 and February 28, 2015, respectively. In conjunction with the plan freezes, the Company added one additional year of service credit to the calculation of benefits for all active members of the U.S., Ireland and U.K pension plans as of December 31, 2014. The effect of the plan amendments, the additional year of service credit and the related impact from severance actions associated with our 2014 restructuring plans resulted in a net decrease of $112.4 million in net accrued benefit costs on the balance sheet at December 31, 2014, a pre-tax settlement charge of $0.9 million and certain plan settlement payments of $2.2 million.
Additionally, in 2014 the Company initiated and completed a program to offer voluntary lump-sum pension payouts to terminated vested participants of its U.S. qualified defined benefit pension plan. The program provided participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. As part of this voluntary lump-sum program, the Company paid approximately $63.6 million from its pension assets with a corresponding reduction in pension obligations and recognized an associated $13.0 million settlement charge.
The Company also has one retiree health plan that covers U.S. retirees and dependents. Retiree contributions are required depending on the year of retirement and the number of years of service at the time of retirement. Disbursements exceed retiree contributions and the plan currently has no assets. The accounting for the retiree health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company’s past practice and management’s intent to manage plan costs. The Company’s history of retiree medical plan modifications indicates a consistent approach to increasing the cost sharing provisions of the plan. Due to the impact from severance actions associated with our July 2014 restructuring plan, the U.S. retiree health plan experienced a benefit curtailment in 2014 that resulted in a reduction of the projected benefit obligation of $1.9 million and a pre-tax curtailment gain of $1.8 million.
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
Included in accumulated other comprehensive loss as of December 31, 2014 and 2013 are unrecognized actuarial losses of $337.8 million and $288.7 million, respectively, related to the Company’s pension plans. Of the December 31, 2014 amount, the Company expects to recognize approximately $8.1 million in net periodic benefit cost during 2015. Also included in accumulated other comprehensive loss at December 31, 2014 and 2013 are unrecognized prior service credits of $12.5 million and $17.0 million, respectively, and unrecognized actuarial losses of $20.6 million and $12.1 million, respectively, related to the Company’s retiree health plan. Of the December 31, 2014 amounts, the Company expects to recognize $2.4 million of the unrecognized prior service credits and $1.6 million of the unrecognized actuarial losses in net periodic benefit cost during 2015.
Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, funding policy, fair value of plan assets, assumptions used to determine net periodic benefit cost and estimated future benefit payments are summarized below for the Company’s U.S. and major non-U.S. pension plans and retiree health plan.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended 2014, 2013 and 2012 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost	$29.4	$28.5	$25.7	$1.5	$1.8	$1.7
Interest cost	52.0	46.2	43.8	2.3	2.0	1.9
Expected return on plan assets	(52.8)	(45.0)	(43.4)	—	—	—
Plan curtailment	—	—	—	(1.8)	—	—
Loss on plan settlements	13.9	—	—	—	—	—
Amortization of prior service costs (credits)	—	—	—	(2.7)	(2.7)	(2.7)
Recognized net actuarial losses	15.7	31.0	27.0	0.8	1.4	1.3
Net periodic benefit cost	$58.2	$60.7	$53.1	$0.1	$2.5	$2.2
Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2014 and 2013.

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$1,125.6	$1,084.6	$45.8	$47.9
Service cost	29.4	28.5	1.5	1.8
Interest cost	52.0	46.2	2.3	2.0
Participant contributions	1.5	1.5	—	—
Plan changes	(112.4)	(1.0)	(1.9)	—
Plan settlements	(65.8)	—	—	—
Actuarial losses (gains)	313.5	(25.7)	11.3	(5.4)
Benefits paid	(25.8)	(19.8)	(1.0)	(0.5)
Impact of foreign currency translation	(39.3)	11.3	—	—
Projected benefit obligation, end of year	1,278.7	1,125.6	58.0	45.8

Change in Plan Assets
Fair value of plan assets, beginning of year	933.9	869.3	—	—
Actual return on plan assets	155.1	31.3	—	—
Company contributions	51.9	42.3	1.0	0.5
Participant contributions	1.5	1.5	—	—
Plan settlements	(65.8)	—	—	—
Benefits paid	(25.8)	(19.8)	(1.0)	(0.5)
Impact of foreign currency translation	(31.1)	9.3	—	—
Fair value of plan assets, end of year	1,019.7	933.9	—	—
Funded status of plans	$(259.0)	$(191.7)	$(58.0)	$(45.8)
Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheet at December 31, 2014 and 2013:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Investments and other assets	$11.1	$5.6	$—	$—
Accrued compensation	(2.8)	(2.8)	(1.5)	(1.5)
Other liabilities	(267.3)	(194.5)	(56.5)	(44.3)
Net accrued benefit costs	$(259.0)	$(191.7)	$(58.0)	$(45.8)
The accumulated benefit obligation for the Company’s U.S. and major non-U.S. pension plans was $1,272.6 million and $1,018.0 million at December 31, 2014 and 2013, respectively.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of the fair value of plan assets and pension plans with accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2014 and 2013 were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2014	2013	2014	2013
	(in millions)
Projected benefit obligation	$1,144.1	$1,098.4	$1,144.1	$327.5
Accumulated benefit obligation	1,138.0	992.3	1,138.0	283.5
Fair value of plan assets	873.9	901.1	873.9	156.6
The Company’s funding policy for its funded pension plans is based upon the greater of: (i) annual service cost, administrative expenses and a seven year amortization of any funded deficit or surplus relative to the projected pension benefit obligations or (ii) local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the nonqualified plans are paid as they come due. In 2015, the Company expects to pay contributions of between $10.0 million and $15.0 million for its U.S. and non-U.S. pension plans and between $1.0 million and $2.0 million for its other postretirement plan (unaudited).
Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 12, “Fair Value Measurements.”
The table below presents total plan assets by investment category as of December 31, 2014 and 2013 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and Equivalents	$24.5	$—	$24.5	$—
Equity Securities
U.S. small-cap growth	26.8	—	26.8	—
U.S. large-cap index	76.8	—	76.8	—
International equities	217.3	217.3	—	—
Fixed Income Securities
U.S. Treasury bonds	90.8	—	90.8	—
Global corporate bonds	413.7	—	413.7	—
International bond funds	111.7	—	111.7	—
Global corporate bond funds	17.3	17.3	—	—
International government bond funds	40.8	40.8	—	—
	$1,019.7	$275.4	$744.3	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and Equivalents	$16.9	$—	$16.9	$—
Equity Securities
U.S. small-cap growth	26.1	—	26.1	—
U.S. large-cap index	65.3	—	65.3	—
International equities	212.7	212.7	—	—
Fixed Income Securities
U.S. Treasury bonds	86.5	—	86.5	—
Global corporate bonds	385.1	—	385.1	—
International bond funds	91.4	—	91.4	—
Global corporate bond funds	20.4	20.4	—	—
International government bond funds	29.5	29.5	—	—
	$933.9	$262.6	$671.3	$—
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
 Assumptions
The weighted-average assumptions used to determine net periodic benefit cost and projected benefit obligation were as follows:

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
For Determining Net Periodic Benefit Cost
U.S. Plans:
Discount rate	5.05%	4.23%	4.63%	5.02%	4.21%	4.60%
Expected return on plan assets	6.25%	6.25%	6.75%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—
Non-U.S. Pension Plans:
Discount rate	4.19%	4.55%	5.14%
Expected return on plan assets	4.56%	4.36%	4.80%
Rate of compensation increase	2.94%	2.89%	3.04%

For Determining Projected Benefit Obligation
U.S. Plans:
Discount rate	4.21%	5.05%		4.21%	5.02%
Rate of compensation increase	—	4.00%		—	—
Non-U.S. Pension Plans:
Discount rate	2.64%	4.19%
Rate of compensation increase	2.92%	2.94%
Under the current terms of the U.S. retiree health plan, the annual increase in the Company's subsidy to each retiree is capped at the lesser of 3.0% or the rate of medical inflation. The assumed annual increase in medical inflation is 3.0% for the duration of the plan.
For the U.S. qualified pension plan and the non-U.S. funded pension plans, the expected return on plan assets was determined using a building block approach that considers diversification and rebalancing for a long-term portfolio of invested assets. Historical market returns are studied and long-term historical relationships between equities and fixed income are preserved in a manner consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. The Company’s pension plan assets are managed by outside investment managers using a total return investment approach whereby a mix of equities and debt securities investments are used to maximize the long-term rate of return on plan assets, and the Company utilizes a liability driven investment strategy to reduce financial volatility in the funded pension plans over time. The Company’s overall expected long-term rate of return on assets for 2015 is 6.25% for its U.S. funded pension plan and 3.70% for its non-U.S. funded pension plans.
Estimated Future Benefit Payments
Estimated benefit payments over the next 10 years for the Company’s U.S. and major non-U.S. pension plans and retiree health plan are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
2015	$26.1	$1.5
2016	28.7	2.2
2017	31.4	2.6
2018	34.1	2.8
2019	37.4	2.9
2020 – 2024	226.6	17.1
	$384.3	$29.1

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Savings and Investment Plan
The Company has a Savings and Investment Plan, which allows all U.S. employees to become participants upon employment. In 2014, 2013 and 2012, participants’ contributions, up to 4% of compensation, generally qualified for a 100% Company match. Company contributions are used to purchase various investment funds at the participants’ discretion. The Company’s cost of the plan was $21.1 million, $23.0 million and $19.9 million in 2014, 2013 and 2012, respectively. Effective January 1, 2015, the Company increased the company match for eligible participants' contributions to up to 5% of compensation.
In addition, the Company has a Company sponsored retirement contribution program under the Savings and Investment Plan, which provides all U.S. employees hired after September 30, 2002 with at least six months of service and certain other employees who previously elected to participate in the Company sponsored retirement contribution program under the Savings and Investment Plan, a Company provided retirement contribution of 5% of annual pay if they are employed on the last day of each calendar year. Participating employees who receive the 5% Company retirement contribution do not accrue benefits under the Company’s defined benefit pension plan. The Company’s cost of the retirement contribution program under the Savings and Investment Plan was $24.6 million, $25.6 million and $23.0 million in 2014, 2013 and 2012, respectively.

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
At December 31, 2014, the aggregate number of shares available for future grant under the incentive award plan for stock options and restricted share awards was approximately 15.7 million shares.
Share-Based Award Activity and Balances
The following table summarizes the Company’s stock option activity:

	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands, except option exercise price and fair value data)
Outstanding, beginning of year	22,017	$73.41	21,567	$65.00	22,651	$57.47
Options granted	3,653	125.27	4,511	105.38	4,372	88.01
Options exercised	(7,629)	68.05	(3,187)	57.36	(4,928)	50.02
Options cancelled	(357)	103.22	(874)	89.29	(528)	72.39
Outstanding, end of year	17,684	85.83	22,017	73.41	21,567	65.00

Exercisable, end of year	9,517	67.96	12,051	59.52	10,906	56.25

Weighted average per share fair value of options granted during the year		$38.62		$27.58		$22.45
The aggregate intrinsic value of stock options exercised in 2014, 2013 and 2012 was $652.3 million, $149.7 million and $202.4 million, respectively.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2014, the weighted average remaining contractual life of options outstanding and options exercisable are 6.1 years and 4.4 years, respectively, and based on the Company’s closing year-end stock price of $212.59 at December 31, 2014, the aggregate intrinsic value of options outstanding and options exercisable are $2,241.7 million and $1,376.4 million, respectively. Upon exercise of stock options, the Company generally issues shares from treasury stock.
The following table summarizes the Company’s restricted share activity:

	2014		2013		2012
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except fair value data)
Restricted share awards, beginning of year	875	$76.59	1,165	$67.08	1,035	$57.38
Shares granted	283	155.49	178	104.66	360	88.75
Shares vested	(287)	70.53	(406)	48.20	(198)	57.22
Shares cancelled	(55)	94.63	(62)	78.69	(32)	59.87
Restricted share awards, end of year	816	104.85	875	76.59	1,165	67.08
Restricted share awards granted in 2014 include special performance-based awards of restricted stock units, or Performance RSUs, to certain executive officers and key employees, excluding the Company's Chief Executive Officer. The purpose of this grant of Performance RSUs is to emphasize the Company’s commitment to executing its strategic plan and further align the compensation of these executive officers and key employees with the delivery of sustained stockholder value. The Performance RSUs will cliff vest, if at all, upon the certification of achievement of both of the following performance targets, subject to the employee’s continuous employment: (1) achievement of 2016 non-GAAP diluted earnings per share of $10.00, excluding the effect of any extraordinary share repurchase program and business combinations; and (2) achievement of a three-year (2014-2016) total stockholder return (stock price appreciation plus dividends), or TSR, that meets or exceeds the three-year median TSR during the same period for our compensation peer group. Under the terms of the merger agreement with Actavis, the Performance RSUs will vest in full upon the closing of the Actavis acquisition of Allergan. The grant date fair value of the Performance RSUs was approximately $18 million, which is recognized as expense over the performance period.
Restricted share awards granted in 2012 include a grant to the Company's Chief Executive Officer of restricted stock units that have both market-based and service-based vesting conditions. The terms of the award allow for up to 165,000 shares of the Company's common stock to be earned if the Company's stock price meets certain thresholds and the Chief Executive Officer remains employed with the Company for five years from the date of grant. As of December 31, 2014 the market-based vesting condition had been met. Under the terms of the merger agreement with Actavis, this award will accelerate in full upon the closing of the Actavis acquisition of Allergan.
The total fair value of restricted shares that vested was $41.4 million in 2014, $43.0 million in 2013 and $17.9 million in 2012, respectively.
Valuation and Expense Recognition of Share-Based Awards
The Company accounts for the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and directors based on the estimated fair value of the awards.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes share-based compensation expense by award type for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
	(in millions)
Employee and director stock options	$133.4	$90.1	$81.1
Employee and director restricted share awards	20.5	16.4	19.4
Stock contributed to employee benefit plans	5.8	6.2	6.1
Pre-tax share-based compensation expense	159.7	112.7	106.6
Income tax benefit	(50.6)	(35.8)	(34.6)
Net share-based compensation expense	$109.1	$76.9	$72.0
The following table summarizes pre-tax share-based compensation expense by expense category for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
	(in millions)
Cost of sales	$10.9	$9.4	$9.0
Selling, general and administrative	103.0	74.1	70.1
Research and development	45.8	29.2	27.5
Pre-tax share-based compensation expense	$159.7	$112.7	$106.6
The fair value of stock option awards that vest based solely on a service condition is estimated using the Black-Scholes option-pricing model. The fair value of share-based awards that contain a market condition is generally estimated using a Monte Carlo simulation model, and the fair value of modifications to share-based awards is generally estimated using a lattice model.
The determination of fair value using the Black-Scholes, Monte Carlo simulation and lattice models is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock options granted during 2014, 2013 and 2012 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected volatility	29.71%	26.22%	25.65%
Risk-free interest rate	1.78%	1.05%	1.07%
Expected dividend yield	0.18%	0.20%	0.26%
Expected option life (in years)	5.72	5.73	5.73
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
Compensation expense for share-based awards based solely on a service condition is recognized only for those awards that are ultimately expected to vest. An estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. Forfeitures were estimated based on historical experience. These estimates are revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. Compensation expense for share-based awards based on a service condition is recognized over the requisite service period using the straight-line single option method. Compensation expense for share-based awards

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that contain a market condition is recognized over the requisite service period and is not subject to forfeiture unless the requisite service is not rendered prior to satisfaction of the market condition.
As of December 31, 2014, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $224.5 million, which is expected to be recognized over the next 46 months (32 months on a weighted-average basis). The Company has not capitalized as part of inventory any share-based compensation costs because such costs were negligible as of December 31, 2014, 2013 and 2012.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the fair value of open foreign currency option contracts and any realized gains (losses) on settled contracts are recorded through earnings as “Other, net” in the accompanying consolidated statements of earnings. During 2014, 2013 and 2012, the Company recognized realized gains on settled foreign currency option contracts of $16.5 million, $6.4 million and $14.2 million, respectively, and net unrealized gains (losses) on open foreign currency option contracts of $37.2 million, $10.4 million and $(15.3) million, respectively. The premium costs of purchased foreign exchange option contracts are recorded in “Other current assets” and amortized to “Other, net” over the life of the options.
All of the Company’s outstanding foreign exchange forward contracts are entered into to offset the change in value of certain intercompany receivables or payables that are subject to fluctuations in foreign currency exchange rates. The realized and unrealized gains and losses from foreign currency forward contracts and the revaluation of the foreign denominated intercompany receivables or payables are recorded through “Other, net” in the accompanying consolidated statements of earnings. During 2014, 2013 and 2012, the Company recognized total realized and unrealized gains (losses) from foreign exchange forward contracts of $2.0 million, $5.3 million and $(0.9) million, respectively.
The fair value of outstanding foreign exchange option and forward contracts, collectively referred to as foreign currency derivative financial instruments, are recorded in “Other current assets” and “Accounts payable.” At December 31, 2014 and 2013, foreign currency derivative assets associated with the foreign exchange option contracts of $75.1 million and $20.2 million, respectively, were included in “Other current assets.” At December 31, 2014, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $3.9 million were included in "Accounts payable."At December 31, 2013, net foreign currency derivative assets associated with the foreign exchange forward contracts of $0.2 million were included in “Other current assets.”
At December 31, 2014 and 2013, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	2014		2013
	Notional Principal	Fair Value	Notional Principal	Fair Value
	(in millions)
Foreign currency forward exchange contracts (Receive U.S. dollar/pay foreign currency)	$32.8	$(2.8)	$35.0	$0.1
Foreign currency forward exchange contracts (Pay U.S. dollar/receive foreign currency)	37.5	(1.1)	41.3	0.1
Foreign currency sold — put options	849.3	75.1	560.8	20.2
The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2014 and 2013, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2014 and 2013. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
Other Financial Instruments
At December 31, 2014 and 2013, the Company’s other financial instruments included cash and equivalents, short-term investments, trade receivables, equity investments, accounts payable and borrowings. The carrying amount of cash and equivalents, short-term investments, trade receivables and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of marketable equity investments, notes payable and long-term debt are estimated based on quoted market prices and interest rates. The fair value of non-marketable equity investments, which represent investments in start-up companies, are estimated based on information provided by these companies.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying amount and estimated fair value of the Company’s other financial instruments at December 31, 2014 and 2013 were as follows:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents	$4,911.4	$4,911.4	$3,046.1	$3,046.1
Short-term investments	55.0	55.0	603.0	603.0
Non-current investments:
Marketable equity	20.7	20.7	—	—
Non-marketable equity	26.5	26.5	20.8	20.8
Notes payable	72.1	72.1	55.6	55.6
Long-term debt	2,085.3	2,095.5	2,098.3	2,163.8
In 2014 and 2013, the Company recorded impairment charges of $3.1 million and $3.7 million, respectively, included in "Other, net" non-operating expense due to the other than temporary decline in value of non-marketable equity investments.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. Wholesale distributors, major retail chains and managed care organizations account for a substantial portion of trade receivables. This risk is limited due to the number of customers comprising the Company’s customer base, and their geographic dispersion. At December 31, 2014, trade receivables from McKesson Drug Company represented approximately 11% of total trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. The Company has purchased an insurance policy intended to reduce the Company’s exposure to potential credit risks associated with certain U.S. customers. To date, no claims have been made against the insurance policy.
The allowance for doubtful accounts at December 31, 2014 and 2013 was $66.7 million and $24.2 million, respectively. The allowance for doubtful accounts at December 31, 2014 includes the addition of $37.3 million of allowances in the third quarter of 2014 for estimated uncollectible U.S. dollar denominated trade receivables from customers in Venezuela. Except for the addition of allowances in 2014 related to the trade receivables in Venezuela, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s estimates.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2014 and 2013, the Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These include cash equivalents, short-term investments, marketable equity securities, foreign currency derivatives, deferred executive compensation investments and liabilities and contingent consideration liabilities. These assets and liabilities are classified in the table below in one of the three categories of the fair value hierarchy described above.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$55.0	$—	$55.0	$—
Foreign time deposits	47.7	—	47.7	—
Other cash equivalents	4,173.9	—	4,173.9	—
Marketable equity securities	20.7	20.7	—	—
Foreign currency derivative assets	75.1	—	75.1	—
Deferred executive compensation investments	112.9	90.3	22.6	—
	$4,485.3	$111.0	$4,374.3	$—
Liabilities
Foreign currency derivative liabilities	$3.9	$—	$3.9	$—
Deferred executive compensation liabilities	105.7	83.1	22.6	—
Contingent consideration liabilities	365.9	—	—	365.9
	$475.5	$83.1	$26.5	$365.9

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Commercial paper	$2,016.8	$—	$2,016.8	$—
Foreign time deposits	370.3	—	370.3	—
Other cash equivalents	1,080.4	—	1,080.4	—
Foreign currency derivative assets	20.4	—	20.4	—
Deferred executive compensation investments	100.7	80.4	20.3	—
	$3,588.6	$80.4	$3,508.2	$—
Liabilities
Deferred executive compensation liabilities	93.0	72.7	20.3	—
Contingent consideration liabilities	225.2	—	—	225.2
	$318.2	$72.7	$20.3	$225.2
Cash equivalents consist of commercial paper, foreign time deposits and other cash equivalents. Other cash equivalents consist primarily of money-market fund investments. Short-term investments consist of commercial paper and foreign time deposits. Cash equivalents and short-term investments are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Marketable equity securities are valued using quoted stock prices from the National Association of Securities Dealers Automated Quotation System at the reporting date. Foreign currency derivative assets and liabilities are valued using quoted forward foreign exchange prices and option volatility at the reporting date. The Company believes the fair values assigned to its derivative instruments as of December 31, 2014 and 2013 are based upon reasonable estimates and assumptions. Assets and liabilities related to deferred executive compensation consist of actively traded mutual funds classified as Level 1 and money-market funds classified as Level 2.
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
The following table provides a reconciliation of the change in the contingent consideration liabilities for the years ended December 31, 2014 and 2013:

	2014	2013
	(in million)
Balance, beginning of year	$225.2	$224.3
Additions during the period related to business combinations	170.5	—
Change in the estimated fair value of the contingent consideration liabilities	(15.1)	70.7
Payments made during the period	(10.2)	(61.2)
Foreign exchange translation effects	(4.5)	(8.6)
Balance, end of year	$365.9	$225.2
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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In October 2014, the individual defendants filed a motion to dismiss. In October 2014, the Company filed a motion to stay the case pending investigation and determinations of the Special Litigation Committee appointed by the Company's Board of Directors, which was granted in December 2014.
Delaware Action. In September 2010, Louisiana Municipal Police Employees’ Retirement System (LMPRS) filed a complaint in the Court of Chancery of the State of Delaware alleging derivative claims against the Company’s then-current Board of Directors and nominally the Company for breach of fiduciary duties related to certain alleged sales and marketing practices concerning Botox®. In June 2011, the court ordered that U.F.C.W. Local 1776 & Participating Employers Pension Fund (UFCW Fund) may intervene. In February 2012, the Company and the individual defendants filed a memorandum regarding the preclusive effect of the U.S. District Court of California’s dismissal of a related consolidated shareholders derivative action. In June 2012, the court denied the motions to dismiss. In April 2013, the Supreme Court of the State of Delaware en banc reversed the Court of Chancery’s judgment denying the Company and the individual defendants’ motions to dismiss and in July 2013, the Court of Chancery dismissed the matter with prejudice. In September 2014, Court of Chancery of the State of Delaware granted the plaintiffs’ motion for relief from the final order of July 2013 based on the U.S. Court of Appeals for the Ninth Circuit reversal of the U.S. District Court of the State of California’s dismissal of the related consolidated shareholder derivative action.
In November 2014, the Company filed a motion to stay the case pending investigation and determinations of the Special Litigation Committee appointed by the Company's Board of Directors, which was granted in December 2014.
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
Combigan®
Combigan® I. After Sandoz, Inc. (Sandoz), Alcon Research, Ltd. and its affiliates (Alcon), Hi-Tech, Apotex Corp. (Apotex), Watson Pharma, Inc. and Watson Pharmaceuticals, Inc. (Watson, and collectively, the Combigan Defendants) each filed an ANDA seeking approval of generic forms of Combigan®, a brimonidine tartrate 0.2%, timolol 0.5% ophthalmic solution, the Company received paragraph 4 invalidity and noninfringement certifications from the Combigan Defendants contending that U.S. Patent Numbers 7,030,149, 7,320,976, 7,323,463 and 7,642,258 (the Combigan Patents) are invalid or not infringed by the proposed generic products. The Company filed a complaint against the Combigan Defendants in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging infringement of the Combigan Patents. Before trial, the Company settled with Hi-Tech. In 2011, the U.S. District Court held a bench trial and issued its opinion holding that the Combigan Patents

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are not invalid and are infringed by defendants’ proposed products, and entered a final judgment and injunction in the Company’s favor. In May 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the ruling of the U.S. District Court finding that U.S. Patent Number 7,030,149 is not invalid, affirmed the District Court’s claim construction ruling and reversed the District Court’s ruling finding that the asserted claims of U.S. Patent Number 7,323,463 are not invalid; the Court of Appeals declined to address the claims regarding U.S. Patent Numbers 7,320,976 and 7,642,258. In January 2014, Sandoz and Alcon filed a Petition for Writ of Certiorari to the U.S. Supreme Court appealing this Court of Appeals ruling. In September and October 2013, Sandoz, Alcon, and Apotex filed a motion seeking to modify the permanent injunction issued by the U.S. District Court for the Eastern District of Texas. In December 2013, the U.S. District Court for the Eastern District of Texas denied Sandoz, Alcon, and Apotex’s motion to modify the permanent injunction. In February 2014, Sandoz, Alcon and Apotex filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit appealing this District Court ruling. In March 2014, the U.S. Supreme Court denied Sandoz, Inc., Alcon Research, Ltd. and Falcon Pharmaceuticals, Ltd.’s Petition for Writ of Certiorari.
In December 2014, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court for the Eastern District of Texas’ denial of Sandoz, Alcon, and Apotex’s amended motion to modify the injunction. In December 2014, the U.S. District Court for the Eastern District of Texas entered judgment denying Sandoz, Alcon, and Apotex’s amended motion to modify the injunction.
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
In June 2014, Apotex filed an ANDA seeking approval of a generic form of Latisse® 0.03% bimatoprost ophthalmic solution. The Company subsequently received a paragraph 4 invalidity and noninfringement certification from Apotex contending that U.S. Patent Numbers 8,632,760 (‘760 Patent) and 8,541,466 (‘466 Patent) are invalid or not infringed by Apotex’s proposed generic product.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2014, Sandoz filed an ANDA seeking approval of a generic form of Latisse® 0.03% bimatoprost ophthalmic solution. The Company subsequently received a paragraph 4 invalidity and noninfringement certification from Sandoz contending that U.S. Patent Numbers 8,038,988, 8,101,161, 8,263,054, ‘760 Patent, and ‘466 Patent are invalid or not infringed by Sandoz’s proposed generic product.
In August 2014, the Company received paragraph 4 invalidity and noninfringement certifications from Apotex contending that U.S. Patent Number 8,758,733 (the ’733 Patent) is invalid or not infringed by Apotex’s proposed generic product.
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
In November 2014, the Company filed motions to dismiss its claims on the ‘998, ‘161, and ‘054 patents, which were granted in January 2015.
In December 2014, the Company filed complaints against Apotex, Sandoz, Akorn, Inc., Hi-Tech, and Watson in the U.S. District Court for the Middle District of North Carolina alleging that the defendants’ proposed products infringe U.S. Patent Number 8,906,962. In January 2015, the Company filed amended complaints against Apotex, Sandoz, Akorn, Inc., Hi-Tech, and Watson in the U.S. District Court for the Middle District of North Carolina alleging that the defendants’ proposed products infringe U.S. Patent Numbers 8,906,962 and 8,926,953.
In January 2015, the U.S. Supreme Court denied the Company’s Petition for Writ of Certiorari.
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
Restasis®. In January 2014, the Company received a purported paragraph 4 certification from Watson contending that it had filed an ANDA seeking approval of a generic form of Restasis® (cyclosporine) ophthalmic emulsion, 0.05%, and that U.S. Patent Number 8,629,111 (Restasis Patent) is invalid, unenforceable and/or not infringed. In March 2014, the Company filed a complaint against Watson in the U.S. District Court for the Eastern District of Texas alleging that Watson sent a premature, improper, null and void paragraph 4 certification and, in the alternative, that its proposed product infringes the Restasis Patent. In April 2014, the Company received a purported paragraph 4 certification from Watson contending that it had filed an ANDA seeking approval of a generic form of Restasis® and that U.S. Patent Numbers 8,633,162, 8,642,556, 8,648,048, and 8,685,930 (together with the Restasis Patent, the Restasis Patents) are invalid, unenforceable and/or not infringed. In May 2014, the Company filed a complaint against Watson in the U.S. District Court for the Eastern District of Texas alleging that Watson sent a premature, improper, null and void paragraph 4 certification and, in the alternative, that its proposed product infringes the Restasis Patents. In April 2014, Watson filed a motion to dismiss for lack of personal jurisdiction. In June 2014, the Company filed a motion for summary judgment on its false paragraph 4 notification claims and a motion to dismiss its patent infringement claims.
In June 2014, Watson filed a motion to strike the Company’s motion for summary judgment as premature, or in the alternative, to stay briefing, and a motion to dismiss for lack of personal jurisdiction. In June 2014, the U.S. District Court consolidated the two matters. In July 2014, Watson filed a motion to dismiss for lack of personal jurisdiction in the consolidated

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

case. In August 2014, the U.S. District Court denied Watson’s motion to strike. The U.S. District Court set a trial date of April 2016.
In December 2014, the U.S. District Court for the Eastern District of Texas denied Watson’s motion to dismiss for lack of personal jurisdiction and granted the Company’s motion to dismiss patent infringement claims and granted-in-part and denied-in-part the Company’s motion for summary judgment with respect to declaratory judgment claims.
Other Litigation
Allergan, Inc. v. Cayman Chemical Company, et al. The Company, with Duke University (Duke) and Murray A. Johnstone, M,D. (Johnstone), filed complaints against several defendants, including Athena Cosmetics, Inc. (Athena), Cosmetic Alchemy, LLC (Cosmetic Alchemy), LifeTech Resources, LLC (LifeTech), and Rocasuba, Inc. (Rocasuba), in the U.S. District Court for the Central District of California alleging that the defendants are in violation of the California unfair competition statute and infringing the ‘404 Patent and U.S. Patent Numbers 6,262,105 (‘105 Patent) and 7,388,029 (‘029 Patent). In 2012, the U.S. District Court granted the Company’s motion for partial summary judgment on our unfair competition claim against Athena, Cosmetic Alchemy, LifeTech and Rocasuba. In 2012, the U.S. District Court granted the motion by the Company and Duke to dismiss the claims on the ‘029 patent. The U.S. District Court set trial on the patent claims for May 7, 2013. In January 2013, Athena filed a motion for summary judgment of invalidity of the ‘404 Patent, the Company filed a motion for permanent injunction against Athena, Cosmetic Alchemy, LifeTech and Rocasuba, and the Company and Johnstone filed a motion for partial summary judgment against Cosmetic Alchemy on their patent infringement and contributory infringement claims regarding the ‘105 Patent. In 2013, the Company reached a settlement with LifeTech and Rocasuba and they were dismissed from the case. In February and March 2013, the U.S. District Court for the Central District of California denied Athena motion for summary judgment of invalidity of the ‘404 Patent, granted the Company’s motion for permanent injunction against Athena, Cosmetic Alchemy, LifeTech, and Rocasuba, and granted the Company and Johnstone’s motion for partial summary judgment against Cosmetic Alchemy on its patent infringement and contributory infringement claims regarding the ‘105 Patent. In March 2013, Cosmetic Alchemy was dismissed from the case. In March 2013, Athena filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. In March 2013, the U.S. District Court dismissed all claims and counterclaims except the Company’s unfair competition claim against Athena. In October 2013, the U.S. Court of Appeals for the Federal Circuit heard oral argument on Athena’s appeal and took the matter under submission. In December 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court’s grant of summary judgment that Athena violated the California unfair competition statute, vacated the injunction entered by the U.S. District Court, and remanded to the U.S. District Court to limit the scope of the injunction to regulate conduct occurring within California. In May 2014, Athena Cosmetics, Inc. filed a Petition for Writ of Certiorari to the U.S. Supreme Court.
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
In October 2014, the Company filed a motion for preliminary injunction, the hearing for which was held on October 28, 2014. On November 4, 2014, the U.S. District Court for the Central District of California ruled that serious questions were raised as to whether Valeant and Pershing Square violated Rule 14e-3 of the Exchange Act, which prohibits trading on the basis of material nonpublic information when an offering person has taken a substantial step or steps to commence a tender offer of a target company. The Court ordered that Valeant and Pershing Square make certain corrective disclosures to their September 24, 2014 proxy solicitation statement.
In December 2014, the U.S. District Court for the Central District of California set trial for June 28, 2016. On December 26, 2014, Defendants filed a motion for summary judgment. The Court set the hearing on that motion for March 23, 2015. On January 26, 2015, the Company filed an amended complaint. The amended complaint alleges that Valeant, Pershing Square and

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mr. Ackman violated Section 14(e) of the Exchange Act, and that Pershing Square and Mr. Ackman violated Section 13(d) of the Exchange Act.
Contingencies
The Company is largely self-insured for future product liability losses related to all of its products. The Company has historically been and continues to be self-insured for any product liability losses related to its breast implant products. Future product liability losses are, by their nature, uncertain and are based upon complex judgments and probabilities. The Company accrues for certain potential product liability losses estimated to be incurred, but not reported, to the extent they can be reasonably estimated. The Company estimates these accruals for potential losses based primarily on historical claims experience and data regarding product usage. The total value of self-insured product liability claims settled in 2014, 2013 and 2012, respectively, and the value of known and reasonably estimable incurred but unreported self-insured product liability claims pending as of December 31, 2014 and 2013 are not material.
The Company has provided reserves for contingencies related to various lawsuits, claims and contractual disputes that management believes are probable and reasonably estimable. The amounts reserved for these contingencies as of December 31, 2014 and 2013 are not material.
Operating Lease Obligations
The Company leases certain facilities, office equipment and automobiles and provides for payment of taxes, insurance and other charges on certain of these leases. Rental expense was $73.4 million in 2014, $79.0 million in 2013 and $67.0 million in 2012.
Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of December 31, 2014 are as follows: $60.2 million in 2015, $47.1 million in 2016, $32.7 million in 2017, $20.6 million in 2018, $15.5 million in 2019 and $51.1 million thereafter.

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Note 15:  Product Warranties
The Company provides warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets. The U.S. programs include the ConfidencePlus® and ConfidencePlus® Premier warranty programs. The ConfidencePlus® program, which is limited to saline breast implants, currently provides lifetime product replacement and contralateral implant replacement. The ConfidencePlus® Premier program, which is standard for silicone gel implants and requires a low enrollment fee for saline breast implants, generally provides lifetime product replacement, $2,400 of financial assistance for saline breast implants and $3,500 of financial assistance for silicone gel breast implants for surgical procedures within ten years of implantation and contralateral implant replacement. The warranty programs in non-U.S. markets generally have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. A large majority of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.
 The following table provides a reconciliation of the change in estimated product warranty liabilities for the years ended December 31, 2014 and 2013:

	2014	2013
	(in millions)
Balance, beginning of year	$33.6	$34.4
Provision for warranties issued during the year	12.0	8.0
Settlements made during the year	(9.4)	(8.1)
Decreases in warranty estimates	—	(0.7)
Balance, end of year	$36.2	$33.6

Current portion	$7.7	$7.6
Non-current portion	28.5	26.0
Total	$36.2	$33.6

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

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Operating Segments

	2014	2013	2012
	(in millions)
Product net sales:
Specialty pharmaceuticals	$6,012.1	$5,339.0	$4,784.6
Medical devices	1,114.0	858.5	764.7
Total product net sales	7,126.1	6,197.5	5,549.3
Other revenues	111.8	102.9	97.3
Total revenues	$7,237.9	$6,300.4	$5,646.6

Operating income:
Specialty pharmaceuticals	$2,832.3	$2,282.0	$1,997.7
Medical devices	382.9	246.2	229.1
Total segments	3,215.2	2,528.2	2,226.8
General and administrative expenses, other indirect costs and other adjustments	854.4	594.6	525.3
Amortization of intangible assets (a)	106.5	107.4	66.7
Impairment of intangible assets and related costs	—	11.4	22.3
Restructuring charges	245.0	5.5	1.5
Total operating income	$2,009.3	$1,809.3	$1,611.0
——————————

(a)	Represents amortization of certain identifiable intangible assets related to business combinations and asset acquisitions and related capitalized licensing costs, as applicable.
Product net sales for the Company’s various global product portfolios are presented below. The Company’s principal geographic markets are the United States, Europe, Latin America and Asia Pacific. The U.S. information is presented separately as it is the Company’s headquarters country. U.S. sales represented 63.4%, 62.0% and 60.9% of the Company’s total consolidated product net sales in 2014, 2013 and 2012, respectively.
Sales to two customers in the Company’s specialty pharmaceuticals segment each generated over 10% of the Company’s total consolidated product net sales. Sales to McKesson Drug Company for the years ended December 31, 2014, 2013 and 2012 were 14.2%, 15.0% and 14.6%, respectively, of the Company’s total consolidated product net sales. Sales to Cardinal Health, Inc. for the years ended December 31, 2014, 2013 and 2012 were 10.7%, 13.0% and 14.7%, respectively, of the Company’s total consolidated product net sales. No other country or single customer generates over 10% of the Company’s total consolidated product net sales. Other medical devices product net sales represent sales made pursuant to certain transitional manufacturing and distribution service agreements with Apollo related to the sale of the Company's obesity intervention business unit. Net sales for the Europe region also include sales to customers in Africa and the Middle East, and net sales in the Asia Pacific region include sales to customers in Australia and New Zealand.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Net Sales by Product Line

	2014	2013	2012
	(in millions)
Specialty Pharmaceuticals:
Eye Care Pharmaceuticals	$3,257.9	$2,890.3	$2,692.2
Botox®/Neuromodulators	2,230.6	1,982.2	1,766.3
Skin Care and Other	523.6	466.5	326.1
Total Specialty Pharmaceuticals	6,012.1	5,339.0	4,784.6

Medical Devices:
Breast Aesthetics	406.7	377.9	377.1
Facial Aesthetics	661.8	477.5	387.6
Core Medical Devices	1,068.5	855.4	764.7
Other	45.5	3.1	—
Total Medical Devices	1,114.0	858.5	764.7

Total product net sales	$7,126.1	$6,197.5	$5,549.3
Geographic Information

	Product Net Sales
	2014	2013	2012
	(in millions)
United States	$4,520.5	$3,839.4	$3,379.1
Europe	1,410.3	1,237.8	1,095.5
Latin America	382.0	383.0	386.3
Asia Pacific	512.3	464.1	432.3
Other	301.0	273.2	256.1
Total product net sales	$7,126.1	$6,197.5	$5,549.3

	Long-lived Assets		Depreciation and Amortization			Capital Expenditures
	2014	2013	2014	2013	2012	2014	2013	2012
	(in millions)
United States	$4,497.0	$4,274.7	$187.3	$181.2	$153.5	$98.4	$82.3	$75.7
Europe	627.1	569.9	48.5	49.6	48.1	136.4	79.7	59.5
Latin America	49.4	52.2	7.1	7.7	8.1	6.9	7.6	6.0
Asia Pacific	47.3	51.2	4.8	5.0	4.6	2.2	2.3	2.0
Other	1.9	1.4	0.4	0.6	0.8	—	—	0.1
Total	$5,222.7	$4,949.4	$248.1	$244.1	$215.1	$243.9	$171.9	$143.3
The increase in long-lived assets in the United States at December 31, 2014 compared to December 31, 2013 is primarily due to an increase in intangible assets and goodwill related to the acquisition of LiRIS completed in the third quarter of 2014.

ALLERGAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17:  Earnings Per Share
The table below presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share amounts)

Net earnings attributable to Allergan, Inc.:
Earnings from continuing operations attributable to Allergan, Inc.:
Earnings from continuing operations	$1,532.6	$1,272.5	$1,100.7
Less net earnings attributable to noncontrolling interest	4.6	3.6	3.7
Earnings from continuing operations attributable to Allergan, Inc.	1,528.0	1,268.9	1,097.0
(Loss) earnings from discontinued operations	(3.8)	(283.8)	1.8
Net earnings attributable to Allergan, Inc.	$1,524.2	$985.1	$1,098.8

Weighted average number of shares outstanding	297.6	296.8	301.5
Net shares assumed issued using the treasury stock method for options and non-vested equity shares and share units outstanding during each period based on average market price	6.4	5.0	5.6
Diluted shares	304.0	301.8	307.1

Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$5.13	$4.28	$3.64
Discontinued operations	(0.01)	(0.96)	—
Net basic earnings per share attributable to Allergan, Inc. stockholders	$5.12	$3.32	$3.64

Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	$5.03	$4.20	$3.57
Discontinued operations	(0.02)	(0.94)	0.01
Net diluted earnings per share attributable to Allergan, Inc. stockholders	$5.01	$3.26	$3.58
For the year ended December 31, 2014, options to purchase 2.7 million shares of common stock at exercise prices ranging from $104.77 to $172.43 per share were outstanding but were not included in the computation of diluted earnings per share because the effect from the assumed exercise of these options calculated under the treasury stock method would be anti-dilutive.
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

ALLERGAN, INC.
QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2014
Product net sales	$1,619.1	$1,827.3	$1,790.7	$1,889.0	$7,126.1
Total revenues	1,646.1	1,864.2	1,817.1	1,910.5	7,237.9
Operating income	381.9	607.9	392.8	626.7	2,009.3
Earnings from continuing operations before income taxes (a)	361.6	574.4	419.4	633.9	1,989.3
Earnings from continuing operations	258.5	418.4	313.1	542.6	1,532.6
(Loss) earnings from discontinued operations	(0.6)	—	0.3	(3.5)	(3.8)
Net earnings attributable to Allergan, Inc.	257.3	417.2	312.5	537.2	1,524.2
Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	0.87	1.40	1.05	1.81	5.13
Discontinued operations	(0.01)	—	—	(0.01)	(0.01)
Net basic earnings per share attributable to Allergan, Inc. stockholders	0.86	1.40	1.05	1.80	5.12
Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	0.85	1.37	1.03	1.77	5.03
Discontinued operations	—	—	—	(0.01)	(0.02)
Net diluted earnings per share attributable to Allergan, Inc. stockholders	0.85	1.37	1.03	1.76	5.01

2013
Product net sales	$1,432.5	$1,577.0	$1,528.4	$1,659.6	$6,197.5
Total revenues	1,459.6	1,597.7	1,558.7	1,684.4	6,300.4
Operating income	371.1	493.2	490.2	454.8	1,809.3
Earnings from continuing operations before income taxes (b)	346.6	486.4	456.8	441.0	1,730.8
Earnings from continuing operations	273.0	354.0	332.9	312.6	1,272.5
(Loss) earnings from discontinued operations	(258.6)	7.2	(32.1)	(0.3)	(283.8)
Net earnings attributable to Allergan, Inc.	12.5	359.9	299.8	312.9	985.1
Basic earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	0.91	1.19	1.12	1.06	4.28
Discontinued operations	(0.87)	0.03	(0.11)	(0.01)	(0.96)
Net basic earnings per share attributable to Allergan, Inc. stockholders	0.04	1.22	1.01	1.05	3.32
Diluted earnings per share attributable to Allergan, Inc. stockholders:
Continuing operations	0.89	1.17	1.10	1.04	4.20
Discontinued operations	(0.85)	0.02	(0.10)	—	(0.94)
Net diluted earnings per share attributable to Allergan, Inc. stockholders	0.04	1.19	1.00	1.04	3.26
——————————

ALLERGAN, INC.
QUARTERLY RESULTS (UNAUDITED) - (Continued)
(a) Includes 2014 pre-tax charges for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
Amortization of intangible assets	$27.8	$28.0	$29.0	$27.6	$112.4
Sales milestone revenue	—	(9.7)	—	—	(9.7)
Expenses related to the global restructuring announced in July 2014	—	—	20.9	59.6	80.5
Expenses related to the realignment of various business functions	6.9	2.5	1.5	1.1	12.0
(Income) expenses from changes in fair value of contingent consideration	(0.3)	3.7	(18.9)	0.4	(15.1)
Costs associated with Allergan Board of Directors' consideration and rejection of an unsolicited proposal from Valeant to acquire all of the outstanding shares of Allergan	—	30.2	30.3	67.5	128.0
Estimated bad debt expense due to changes in Venezuela's foreign exchange system and administration by CENCOEX	—	—	37.3	—	37.3
Estimated catch-up adjustment in accordance with final regulations issued by the IRS governing administration of the annual fee on branded prescription drug manufacturers and importers	—	—	32.2	—	32.2
Upfront and milestone payments for technologies that have not achieved regulatory approval	65.0	—	15.0	—	80.0
Expense for acquired in-process research and development technology	10.0	—	—	—	10.0
Restructuring charges (reversal)	24.3	(1.5)	185.5	36.7	245.0
Unrealized loss (gain) on derivative instruments, net	4.2	10.9	(34.1)	(18.2)	(37.2)
  ——————————
(b) Includes 2013 pre-tax charges for the following items:

	Quarter
	First	Second	Third	Fourth	Total
	(in millions)
Amortization of intangible assets	$30.7	$29.0	$28.8	$28.2	$116.7
Fair market value inventory adjustment rollout	8.9	—	—	—	8.9
Aggregate charges (reversal) for external costs for stockholder derivative litigation associated with the U.S. Department of Justice settlement and other legal contingency expenses	0.6	2.9	0.1	(0.5)	3.1
Expenses (income) from changes in fair value of contingent consideration	5.8	(2.5)	1.5	65.9	70.7
Integration and transaction costs associated with business combinations	11.4	3.8	3.0	1.4	19.6
Upfront payments for technologies that have not achieved regulatory approval	—	—	6.5	—	6.5
Impairment of an intangible asset for certain distribution rights	—	—	—	11.4	11.4
Restructuring charges	4.3	—	0.6	0.6	5.5
Unrealized (gain) loss on derivative instruments, net	(1.3)	(10.6)	7.6	(6.1)	(10.4)

SCHEDULE II
ALLERGAN, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013 and 2012

Allowance for Doubtful Accounts Deducted from Trade Receivables	Balance at Beginning of Year	Additions (a)	Deductions (b)	Balance at End of Year
	(in millions)
2014	$24.2	$51.3	$(8.8)	$66.7
2013	24.2	6.2	(6.2)	24.2
2012	27.6	0.8	(4.2)	24.2
 ——————————

(a)
Provision charged to earnings. Includes provision of $37.3 million charged in the third quarter of 2014 for certain estimated uncollectible U.S. dollar denominated trade receivables from customers in Venezuela.

(b)	Accounts written off, net of recoveries.